Form 10-Q
period 1996-03-31
FACTORY STORES OF AMERICA INC
filed 1996-05-14
CIK 899757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    Form 10-Q
                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarter ended      March 31, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File number:                   1-11998

                         Factory Stores of America, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                        56-1819372
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  230 N. Equity Drive, Smithfield, North Carolina                 27577

(Address of principal executive offices)                       (Zip Code)

                                 (919) 934-9446
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      (x)  Yes         ( )  No

The number of outstanding shares of Common Stock, $0.01 par value per share, as of April 30, 1996 was 12,026,013.

                         FACTORY STORES OF AMERICA, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                                       Page No.


 Item 1.          Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                    March 31, 1996 and December 31, 1995                                                   3

                  Consolidated Statements of Income for the
                    three months ended  March 31, 1996 and 1995                                            5

                  Consolidated Statement of Stockholders' Equity
                    for the three months ended March 31, 1996                                              6

                  Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1996 and 1995                                             7

                  Notes to Consolidated Financial Statements                                               8

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   15

                           PART II.  OTHER INFORMATION

Item 2.           Changes in Securities                                                                   27

Item 5.           Other Information                                                                       27

Item 6.           Exhibits and Reports on Form 8-K                                                        28

                  Signatures                                                                              29


                                        2

Part I. Financial Information

Item 1 - Financial Statements

                         Factory Stores Of America, Inc.

                           Consolidated Balance Sheets
                    (in thousands except for per share data)





                                                                               March 31,                   December 31,
                                                                                  1996                         1995
                                                                         -----------------------       ---------------------
                                                                              (Unaudited)                   (Audited)

ASSETS
     OUTLET CENTER PROPERTIES, AT COST
         LAND                                                                           $71,211                     $70,356
         BUILDING AND IMPROVEMENTS                                                      215,283                     211,524
         EQUIPMENT                                                                        3,994                       3,826
                                                                         -----------------------       ---------------------

                                                                                        290,488                     285,706
         LESS ACCUMULATED DEPRECIATION                                                  (22,499)                    (20,332)
                                                                         -----------------------       ---------------------

                                                                                        267,989                     265,374
         PROPERTIES UNDER DEVELOPMENT                                                    30,755                      32,837
                                                                         -----------------------       ---------------------

                                                                                        298,744                     298,211
         PROPERTIES HELD FOR SALE, NET OF RESERVE
              OF $8,500                                                                  24,294                      24,509
                                                                         -----------------------       ---------------------

     OUTLET CENTER PROPERTIES, NET                                                      323,038                     322,720

     CASH AND CASH EQUIVALENTS                                                            2,963                       1,655
     RESTRICTED CASH                                                                      4,402                       4,806
     RENTS FROM TENANTS AND OTHER RECEIVABLES                                             4,719                       5,245
     PREPAID EXPENSES                                                                       603                         607
     DEFERRED COSTS                                                                      16,023                      16,208
     OTHER ASSETS AND DEPOSITS                                                            3,704                       3,854
                                                                        -----------------------       ---------------------


     TOTAL ASSETS                                                                      $355,452                    $355,095
                                                                        =======================       =====================



See accompanying notes

Part I. Financial Information

Item 1 - Financial Statements

                         Factory Stores Of America, Inc.

                           Consolidated Balance Sheets
                    (in thousands except for per share data)




                                                                                     March 31,                 December 31,
                                                                                        1996                       1995
                                                                               -----------------------     ---------------------
                                                                                    (Unaudited)                 (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY
     NOTES PAYABLE                                                                           $106,553                  $100,972
     NOTES PAYABLE TO BANK UNDER LINE OF CREDIT                                                69,939                    69,939
     CAPITAL LEASE OBLIGATIONS                                                                    844                       797
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     15,921                    16,022
     DIVIDENDS PAYABLE                                                                              0                     6,025
     DEFERRED REVENUE AND TENANT SECURITY DEPOSITS                                              1,291                       854
                                                                               -----------------------     ---------------------

     TOTAL LIABILITIES                                                                        194,548                   194,609


     COMMITMENTS AND CONTINGENCIES                                                                  -                         -


     STOCKHOLDERS' EQUITY:
     COMMON STOCK, $0.01 PAR VALUE, 50,000,000 SHARES
         AUTHORIZED, 11,814,975 AND 11,814,523 SHARES
         ISSUED AND OUTSTANDING, RESPECTIVELY                                                     118                       118
     ADDITIONAL PAID IN CAPITAL                                                               160,374                   160,368
     RETAINED EARNINGS                                                                            412                         0
                                                                              -----------------------     ---------------------

     TOTAL STOCKHOLDERS' EQUITY                                                               160,904                   160,486
                                                                              -----------------------     ---------------------




     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $355,452                  $355,095
                                                                               =======================     =====================








See accompanying notes

Part I. Financial Information

Item 1 - Financial Statements

                         Factory Stores Of America, Inc.

                  Consolidated Statements of Income - Unaudited
                    (in thousands except for per share data)




                                                                                                    Three Months
                                                                                                   Ended March 31,
                                                                                    ----------------------------------------------
                                                                                           1996                      1995
                                                                                    -------------------       --------------------


REVENUE:
     BASE RENT                                                                                  $8,799                     $8,944
     PERCENTAGE RENT                                                                               779                        563
     RECOVERIES FROM TENANTS                                                                     3,117                      2,984
     OTHER INCOME                                                                                  184                        274
                                                                                    -------------------       --------------------

         TOTAL REVENUE                                                                          12,879                     12,765

EXPENSES:
     OPERATING                                                                                   4,593                      4,110
     GENERAL & ADMINISTRATIVE                                                                    1,421                      1,168
     DEPRECIATION AND AMORTIZATION                                                               3,220                      2,518
     INTEREST                                                                                    3,233                      2,304
                                                                                    -------------------       --------------------

         TOTAL EXPENSES                                                                         12,467                     10,100
                                                                                    -------------------       --------------------

NET INCOME                                                                                        $412                     $2,665
                                                                                    ===================       ====================


EARNINGS PER COMMON SHARE
     NET INCOME                                                                                  $0.03                      $0.23
                                                                                    ===================       ====================

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                                                11,815                     11,813
                                                                                    ===================       ====================









See accompanying notes
                                                                   5

Part I. Financial Information

Item 1 - Financial Statements



                         Factory Stores Of America, Inc.

           Consolidated Statement of Stockholders' Equity - Unaudited

                        Three Months Ended March 31, 1996
                    (in thousands except for per share data)




                                                                     Additional
                                                 Common                Paid in               Retained
                                                  Stock                Capital               Earnings                Total
                                             ----------------     ------------------     -----------------      -----------------


Balance at January 1, 1996                              $118               $160,368                    $0               $160,486


Issuance of stock awards                                                          6                                            6


Net income for the quarter                                                                            412                    412
                                             ----------------     ------------------     -----------------      -----------------

Balance at March 31, 1996                               $118               $160,374                  $412               $160,904
                                             ================     ==================     =================      =================



See accompanying notes

Part I. Financial Information

Item 1 - Financial Statements

                         Factory Stores Of America, Inc.

                Consolidated Statements of Cash Flows - Unaudited
                    (in thousands except for per share data)




                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                 -----------------------------------------------
                                                                                         1996                       1995
                                                                                 ---------------------       -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     ($1,229)                   $8,187

CASH FLOWS FROM INVESTING ACTIVITIES:
     PROCEEDS FROM SALE OF REAL ESTATE                                                             0                         0
     ADDITIONS TO OUTLET CENTER PROPERTIES                                                    (2,718)                  (11,701)
     CHANGES IN RESTRICTED CASH                                                                  404                         0
     ADDITIONS TO DEFERRED COSTS AND OTHER
         ASSETS                                                                                 (783)                     (742)
                                                                                ---------------------       -------------------
     NET CASH USED IN INVESTING
       ACTIVITIES                                                                             (3,097)                  (12,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                                                   6,089                       305
     PAYABLE RELATED TO ACQUISITION OF PROPERTIES                                                  0                   (11,737)
     NET BORROWINGS (PAYMENTS) UNDER BANK
        REVOLVING LINE OF CREDIT                                                                   0                    22,346
     PRINCIPAL PAYMENTS ON LONG-TERM DEBT:
        NOTES PAYABLE                                                                           (419)                      (54)
        CAPITAL LEASES                                                                           (42)                      (24)
     PROCEEDS FROM THE SALE OF COMMON STOCK,
        NET OF STOCK ISSUANCE COST                                                                 6                         0
     DISTRIBUTIONS TO STOCKHOLDERS                                                                 0                    (5,671)
                                                                                ---------------------       -------------------
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                              5,634                     5,165
                                                                                ---------------------       -------------------

     NET INCREASE IN CASH AND CASH
         EQUIVALENTS                                                                           1,308                       909
     CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                                                 1,655                     1,297
                                                                                ---------------------       -------------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $2,963                    $2,206
                                                                                =====================       ===================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING PERIOD FOR INTEREST(NET OF INTEREST
         CAPITALIZED OF $612  AND $628 , RESPECTIVELY)                                        $3,564                    $2,817
                                                                                =====================       ===================





See accompanying notes
                                                                         7

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Description of Business

Factory Stores of America, Inc. ("the Company") was incorporated on March 31, 1993 as a self-administered and self-managed real estate investment trust
(REIT). The Company is engaged in the development, ownership, acquisition and operation of factory outlet shopping centers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers in contemplation of issuance of the $95 million collateralized commercial mortgage notes and FSA Finance, Inc., formed on May 22, 1995 in connection with the $95 million collateralized commercial mortgage notes. As of March 31, 1996, the consolidated financial statements also include the accounts of FSA Outparcels, Inc., a majority owned subsidiary formed on February 22, 1996 to hold certain outparcels of which the Company is marketing for sale or lease. All significant intercompany balances have been eliminated in consolidation. As of March 31, 1996 and December 31, 1995, the Company's portfolio consisted of 36 centers located in 21 states in the United States.

Outlet Center Properties

Outlet center properties are recorded at cost less accumulated depreciation. All costs related to the improvement or replacement of shopping center properties are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 31.5 years for buildings and improvements, 15 years for land improvements and 5 to 15 years for equipment. Tenant improvements are amortized over the initial terms of related leases, which range from 5 to 10 years, using the straight-line method.

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     Accounting Policies - continued

Outlet Center Properties - continued

Outlet center properties include capitalized costs related to new developments and expansions in process including construction, interest, taxes, insurance and other costs totaling approximately $30.8 and $32.8 million at March 31, 1996 and December 31, 1995, respectively. Upon completion of construction, these costs are amortized over the useful lives of the respective properties on a straight-line basis.

Net properties held for sale, at their expected net realizable values, have been separately classified in the accompanying balance sheets as a result of the Company's intent to sell five outlet center properties. (See Note 2).

The pre-construction stage of project development involves incurrence of certain costs to secure land control and zoning and complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company provides for the costs of potentially unsuccessful pre-construction efforts by charges to operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results can differ from those estimates.

Impact of Recent Issued Accounting Standards

The Company  adopted the  Statement of Financial  Accounting  Standards No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121") as of January 1, 1996. The pronouncement requires that certain long-lived assets be reviewed for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition be reported at the lower of the carrying amount of fair value less any selling costs. The impact of the adoption of this pronouncement did not have a material effect on the Company's consolidated financial position or on its results of operations.

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     Accounting Policies - continued

Reclassification

Certain 1995 financial statements amounts have been reclassified to conform with 1996 classification. These reclassifications had no effect on net income or stockholders' equity as previously reported.

2.     Properties Held for Sale

As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Directors of the Company authorized management in 1995 to pursue the sale of certain properties that were not fully consistent with or essential to the Company's long-term strategies. Under generally accepted accounting principles ("GAAP"), assets held for the long-term production of income are recorded at their historical cost, adjusted for depreciation. However, when a decision is made to dispose of certain assets, the carrying value of those assets is computed using their net realizable value.

Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale as required under GAAP. The net carrying value of assets currently being marketed for sale at March 31, 1996 is $24.3 million. There is also $21.8 million of debt which is expected to be retired from the sale proceeds. For the three month period ended March 31, 1996, these properties contribute about $1.0 million of revenue and incurred a loss of ($99,000) after deducting related interest expense on the debt associated with the properties.

The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

3.     Restricted Cash

In connection with the sale of the $95 million collateralized commercial mortgage notes, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts of approximately $4.4 million are included in cash and cash equivalents in the consolidated balance sheet at March 31, 1996.

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.     Notes Payable

In January 1996, the Company borrowed an aggregate of $6.0 million under two separate short-term promissory notes from Bank One, Dayton at prime plus 1% to meet certain cash requirements for certain costs arising from the termination of the OPERS factory outlet acquisition agreements, ongoing construction and the payment of a portion of the dividends to stockholders for the fourth quarter of 1995.

5.     Commitments and Contingencies

VF Corporation Expansions

Under the terms of the agreement pursuant to which the Company acquired 21 of the properties in 1993 from the VF Corporation requires, subject to certain conditions, that the Company complete during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provides for periodic payments to VF Corporation aggregating approximately $21.7 million if the expansions of the VF properties are not completed on a timely basis. This amount is reduced as the expansions of the VF centers are completed. Three expansions totaling approximately 97,000 square feet were completed in 1994 and two additional expansions approximating 100,000 square feet were completed in 1995. As of March 31, 1996, the Company has commenced two additional expansions in Story City, Iowa and Nebraska City, Nebraska. The Company plans to complete three more expansions to satisfy its remaining obligation under its commitment to VF Corporation. Based on the Company's estimates to complete the expansions, management believes that there will be no remaining liability to VF Corporation when these expansions are completed. If all these expansions are not completed as planned under the terms of the original commitment, payments of $9.3 million to VF Corporation would be due and payable, $3.5 million of which is associated with the two expansions currently under construction. Although the agreement requires completion of the expansion plan by June, 1996, the Company and VF Corporation are presently in negotiation to extend that requirement for up to 12 months. The Company and VF Corporation have reached an agreement as to such extension and are currently in the process of preparing final documents evidencing the same.

Developments and Expansions

As of March 31, 1996 the Company has delivered approximately 232,500 square feet of its 288,000 square foot outlet center in Branson, Missouri. The anticipated cost of this center is $32.3 million of which $27.4 million had been expended as of March 31, 1996. The Company is currently expanding Smithfield, North Carolina; Story City, Iowa; and Nebraska City, Nebraska at a total

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.     Commitments and Contingencies - continued

Developments and Expansions - continued

estimated cost of approximately $9.7 million. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York (Brewster). If appropriate tenant interest is indicated, the Company anticipates developing this property by the spring of 1998.

Terminated Acquisition

In 1995, the Company signed definitive agreements to acquire the factory outlet centers owned by The Public Employees Retirement System of Ohio ("OPERS") and the management and business operations of the Charter Oak Group, Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI")subject to certain conditions. On December 7, 1995, the Company reported that RRI had terminated the agreements under which the Company would have acquired the properties owned by OPERS and the management and business operations of the Charter Oak Group, Ltd.

RRI for itself and on behalf of OPERS has made a demand for payment with respect to a $5.0 million promissory note (the "Note") issued by the Company in connection with the Company's proposed purchase of the factory outlet centers and other properties owned by OPERS. The Note is payable only upon the occurrence of certain conditions relating to termination of the definitive acquisition agreements, some of which conditions the Company asserts were not satisfied. The Company's management intends to continue to pursue negotiations with RRI to settle this claim. To date, these discussions have focused on payment by the Company of a portion of the actual costs incurred by RRI, OPERS and certain affiliates in connection with the transaction. RRI has represented these costs to be approximately $1.3 million. If these settlement discussions fail, management intends to defend vigorously any ensuing arbitration or litigation. While no assurance can be given as to the outcome of any such arbitration or litigation the Company believes it has meritorious defenses to the payment of the Note.

6.     Subsequent Events

$30 Million Private Placement

On April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre have agreed to purchase in a private placement of up to $25 million of the Company's Exchangeable Notes (the "Exchangeable Notes")

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


6.     Subsequent Events - continued

$30 Million Private Placement - continued

and $5 million of its Senior Notes, both of which will be unsecured.

Holders of the Exchangeable Notes, subject to certain conditions, will be required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes upon stockholder approval of necessary amendments to the Company's Certificate of Incorporation and authorization of the Series A Preferred. Each share of Series A Preferred will be convertible into shares of the Company's Common Stock at a conversion price equal to $9.00 per share (the "Conversion Price"). Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred (the "Common Stock Equivalent Dividend").

If the Exchangeable Notes are not exchanged for shares of Series A Preferred, the Exchangeable Notes will be convertible at their principal amount into shares of the Company's Common Stock at the Conversion Price, subject to certain limitations. Unless sooner exchanged into Series A Preferred or converted into Common Stock the Exchangeable Notes will mature on December 31, 1996 and bear interest, payable quarterly on each Common Stock dividend payment date, equal in amount to the Common Stock Equivalent Dividend.

Under the Note Purchase Agreement, if the Company elects to issue the Senior Notes, they will be placed at 97% of their face amount, mature on the second anniversary of the initial funding of the Exchangeable Notes, and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity.

In connection with the issuance of the Exchangeable Notes and the Senior Notes, the Company issued Blackacre 200,000 Warrants to purchase shares of Common Stock of the Company. Each Warrant entitles the Holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50 per share, subject to adjustment under certain conditions.

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.     Subsequent Events - continued

$30 Million Private Placement - continued

As of April 30, 1996, Exchangeable Notes with aggregate principal amounts of $20 million and unsecured Senior Notes in the amount of $5.0 million were sold pursuant to the Note Purchase Agreement.

Bank Line of Credit

On April 2, 1996, the Company received a commitment from Bank One, Dayton to provide a $75 million credit facility. On April 30, 1996, the Company closed on the new $75 million credit facility. The terms of the credit facility are for a period of two years bearing interest at a rate of LIBOR plus 2.75%. The $75 million credit facility contains various financial covenants which include maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which will be deemed to include the $20 million of Exchangeable Notes. Additionally, the covenants preclude the Company from paying dividends in excess of 85% of FFO, as defined in the Company's Prospectus dated December 16, 1993, for any fiscal quarter. The new credit facility was used to refinance the Company's existing line of credit and repay $6 million in short-term promissory notes.

Dividend Declaration

On April 9, 1996, the Board of Directors declared a dividend of $0.25 per share payable to stockholders of record as of April 25, 1996. The total amount of the dividend, $3,006,503 was paid on May 7, 1996.

                            Factory Stores of America

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented.

Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See Part II -- Other Information, Item 5.

General Overview

The Company has grown by increasing rent at its existing centers, and by selectively expanding, developing and acquiring factory outlet centers. At March 31, 1996, the Company operated 36 factory outlet centers with 4,654,000 square feet of GLA in 21 states, compared to 35 with 4,234,000 square feet of GLA at March 31, 1995. Weighted average square feet of GLA for the three months ended March 31, 1996 and 1995 was 4,499,000 and 4,234,000, respectively.

The Company was incorporated on March 31, 1993 and completed the IPO on June 10, 1993. Prior to completion of the IPO, the Company owned four outlet centers in four states totaling 700,000 square feet of GLA. Upon completion of the IPO, 21 factory outlet centers were acquired totaling 1.7 million feet of GLA. On November 1, 1993, the Company acquired a 167,500 square foot center located near Opryland in Nashville, Tennessee. On December 23, 1993, the Company completed a secondary offering of Common Stock and used the proceeds to purchase the six Willey Creek Properties.

During 1994, the Company began development of a 288,000 square foot outlet center in Branson, Missouri and on June 30, 1994 acquired three additional properties totalling 449,300 square feet of GLA from the Willey Creek Group. Additionally, expansions comprising 273,500 square feet of GLA were completed in Iowa, Louisiana; Crossville, Tennessee; North Bend, Washington; Arcadia, Louisiana; and Nashville, Tennessee. Also during the year, the Company's Boaz, Alabama center was retrofitted to change the facade and add an additional 9,000 square feet of GLA. By the end of 1994 the Company owned approximately 4.2 million square feet of GLA which represented a 21% increase over year end 1993. In addition, expansion projects in Mesa, Arizona and Draper, Utah were nearing completion.

                            Factory Stores of America


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

General Overview - continued

During 1995, the Company delivered approximately 100,000 square feet of expansion space to tenants in Mesa, Arizona and Draper, Utah. Additionally, the Nashville Center, located in Nashville, Tennessee, is a factory outlet center being developed in four phases. Phase I, which contains approximately 167,500 square feet of GLA, opened in October 1993 and was acquired by the Company in November 1993. Phase II, containing approximately 92,000 square feet of GLA opened in August 1994. In September 1995, the Company opened Phase III which contains approximately 26,000 square feet of GLA.

Throughout  1995,  the Company  continued  development of the new 288,000 square foot outlet center in Branson, Missouri. The development, which will include over 50 outlet stores, is expected to open in two phases. In October 1995, the first stores in Phase I opened. This center, which is the Company's largest development to date, is more than 75% committed and is expected to feature a wide range of nationally recognized manufacturers including Reading China & More, VF Factory Outlet, and Spiegel, at an average rent of over $14.20 per square foot for non-anchor tenants. At March 31, 1996, approximately 232,000 square feet of the Branson center was available for delivery to tenants.

During the second quarter of 1995, the Company began expansion of its Smithfield, North Carolina factory outlet center. When completed, the expansion project will add an additional 103,000 square feet of GLA to the existing center. Approximately 48,000 square feet of this expansion opened in November 1995 with the remainder scheduled to open in the fall of 1996.

As of March 31, 1996, the Company had commenced two additional expansions totaling 48,000 square feet (Nebraska City, Nebraska - 26,300 square feet; Story City, Iowa - 21,700 square feet) which are being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June 1993.

The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated. Percentage rent represents an amount the tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Overage rent is a function of the sales volumes of various tenants. At the time a lease is negotiated a "break point" is agreed to in the lease. For sales in excess of the break point, tenants pay a specified percentage of these sales as overage rent in addition to their base rent. Expense recoveries from tenants relate to the portion of the property's operating expenses for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area

                            Factory Stores of America


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

General Overview - continued

maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., the tenants are obligated to pay certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain operating expenses. While many of the Company's leases are triple net leases or require tenants to pay increases in utilities and operating expenses, as of March 31, 1996, approximately 40% of the aggregate GLA of its factory outlet centers is leased (which includes the Company's anchor tenant, VFFO) to tenants under gross leases ("Gross Lease Properties"). Under the Gross Lease Properties, the Company is obligated to pay all utilities and other operating expenses of the applicable factory outlet center (except for the pro-rata share of expenses paid by VFFO).

Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. FFO means net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and adjustment for unusual items. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties which have historically been appreciating assets.

Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not included in the calculation of FFO. All prior period FFO results are retroactively restated so that reported FFO in 1996 will be comparable to prior periods.

"EBITDA" is defined as revenues less operating costs, including general and administrative expenses, before interest, depreciation and amortization and unusual items. As a REIT, the Company is generally not subject to Federal Income taxes. Management believes that EBITDA provides a meaningful indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income ("NOI"), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

General Overview - continued

FFO and EBITDA do not represent cash generated from operating activities in accordance with generally accepted accounting principles, are not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The Company holds approximately 148 acres of undeveloped land in outparcels, of which approximately 50 acres are considered prime real estate sites, that are actively being marketed for lease or sale. As outparcels are sold and cash received, these revenues are available for dividends or other cash needs of the Company.

Results of Operations

Quarter ended March 31, 1996 compared to quarter ended March 31, 1995.

The Company reported net income of $412,000, or $0.03 per share, for the quarter ended March 31, 1996 compared to $2.7 million, or $0.23 per share, for the comparable period in 1995. Net income for 1996 was less than that of 1995 by $2.3 million, or $0.20 per share. As more fully described below, this reduction was primarily due to higher interest expense, depreciation and amortization charges and operating costs.

FFO for the quarter ended March 31, 1996 was $3.5 million or $0.30 per share. This compares to $5.0 million, or $0.42 per share, for the quarter ended March 31, 1995. Factors that had a negative impact on 1996 FFO and contributed to the decrease were: (a) $0.9 million, or $0.08 per share, in higher interest expense due to a higher average borrowing level; (b) $0.3 million, or $0.02 per share, in higher general and administrative cost as described below and (c) $0.2 million, or $0.02 per share, in higher property operating cost on a weighted average square foot basis due to higher real estate taxes and property insurance. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $6.9 million for the quarter ended March 31, 1996, a decrease of $0.6 million, or 8.0%, from $7.5 million in 1995. The decrease was due primarily to the higher property operating costs and general and administrative costs noted above.

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Base rent before adjustment for straight line rent and reserve for doubtful accounts increased $0.2 million, or 1.0%, to $8.9 million in 1996 from $8.7 million in 1995. As a result of conversion of certain base rent leases to percentage only leases, this increase was less than the 6% increase in the Company's weighted average square feet of GLA in operation of 4.2 million square feet in 1995 to 4.5 million square feet in 1996. Base rental revenue in 1996 includes a charge to the reserve for uncollectible tenant accounts of $130,000. There was not a reserve charge taken in the quarter ended March 31, 1995.

Percentage rent increased $0.2 million or 3%, to $0.8 million in 1996 compared to 1995. On a weighted average square foot basis, percentage rents increased 30% to $0.17 in 1996 from $0.13 in 1995, reflecting in part the conversion of certain leases from base rent to percentage only in certain centers that were experiencing a downward trend in tenant sales or center occupancy. Percentage rent includes amounts the tenants are obligated to pay based solely on a percentage of the tenants' gross sales in lieu of base rents and overage rents which represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a breakpoint agreed to in the lease.

Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, increased $0.2 million, or 4%, to $3.2 million in 1996 from $3.0 million in 1995. On a weighted average square foot basis, recoveries from tenants decreased to $0.69 in 1996 from $0.70 in 1995, or 1%. For the three month period ended March 31, 1996, the average recovery of property operating expenses on the Company's gross lease centers was approximately 68% and 89% for the Company's triple net lease properties, for an aggregate average recovery percent of 68%. The average recovery of property operating expenses decreased from 73% in 1995 to 68% in 1996. The reduction in the recovery percentage was the result of: (a) property operating expenses increasing as discussed below, and (b) a decrease in the overall portfolio occupancy percent from 91.2% in 1995 to 89.2% in 1996 (excluding properties under development).

Other income was $0.2 million in 1996 compared to $0.3 million in 1995 and primarily represented interest income, lease termination settlements and other miscellaneous property level income.

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Operating expenses increased $0.5 million, or 12%, to $4.6 million in 1996 from $4.1 million in 1995. The increase was due to costs related to the increase in GLA from expansions as well as an increase in the weighted average cost per square foot to operate the properties. On a weighted average square foot basis, operating expenses increased 5% from $0.97 in 1995 to $1.02 in 1996. The increase was due principally to a $0.04 per square foot increase in 1996 in property taxes and insurance.

General and administrative cost increased $0.2 million, or 21%, to $1.4 million in 1996 from $1.2 million in 1995. The increase was due principally to lower capitalization of leasing and related costs ($0.2 million), higher personal costs ($0.2 million) and professional fees ($0.2 million) offset by the savings associated with the termination in December of 1995 of the NASCAR motorsports program and plane lease ($0.4 million). On a weighted average square foot basis, general and administrative expenses increased 14% to $0.32 in 1996 from $0.28 in 1995.

Depreciation and amortization increased as a result of the larger portfolio of properties in operation during 1995.

Interest expense for the quarter ended March 31, 1996 increased by $0.9 million, or 40%, to $3.2 million compared to $2.3 million for the same period in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995. On a weighted average basis, debt outstanding and the average interest cost were approximately $176.0 million and 8.1%, respectively, in 1996 compared to $116.2 million and 9.2%, respectively, in 1995. Amortization of deferred financing cost amounted to $0.3 million in 1996 and 1995. The Company capitalized interest cost of $0.6 million in 1996 and 1995.

As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Directors of the Company authorized management in 1995 to pursue the sale of certain properties that were not fully consistent with or essential to the Company's long-term strategies. Under generally accepted accounting principles ("GAAP"), assets held for the long-term production of income are recorded at their historical cost, adjusted for depreciation. However, when a decision is made to dispose of certain assets, the carrying value of those assets is computed using their net realizable value.

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale as required under GAAP. The net carrying value of assets currently being marketed for sale at March 31, 1996 is $24.3 million. There is also $21.8 million of debt which is expected to be retired from the sale proceeds. For the three month period ended March 31, 1996, these properties contribute about $1.0 million of revenue and incurred a loss of ($99,000) after deducting related interest expense on the debt associated with the properties.

The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance at March 31, 1996 was approximately $3.0 million. Restricted cash, as reported in the financial statements, is approximately $4.4 million. In connection with the Company's $95 million rated debt securitization, the Company is required to escrow a portion of the securitization proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

Net cash used in operating activities was $1.2 million for the quarter ended March 31, 1996 principally resulting from the $6.0 million distribution of the fourth quarter 1995 dividend to stockholders. Net cash used in investing activities was $3.1 million for the quarter ended March 31, 1996. The primary use of these funds included: $2.7 million in construction cost, principally $2.1 million for properties currently under development and $0.5 million toward completion of 1995 expansion projects; $0.1 million for financing costs and $0.7 million for re-tenanting, lease renewal and leasing costs; and offset by $0.4 million reduction in restricted cash. Net cash provided by financing activities was $5.6 million for the quarter ended March 31, 1996. The principal source of such funds was $6.1 million of new borrowings. Funds generated through financing activities were offset by payments of $0.5 million towards debt principal repayment.

On August 25, 1995, the Company signed definitive agreements to acquire the factory outlet centers owned by The Public Employees Retirement System of Ohio (OPERS) and the management and business operations of the Charter Oak Group, Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI") subject to certain conditions. On December 7, 1995, the Company reported that RRI had terminated

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

the agreements under which the Company would have acquired the properties owned by OPERS and the management and business operations of the Charter Oak Group, Ltd.

As a result of the Company's pursuit of the acquisition, the Company incurred direct costs approximating $4.5 million related to the performance of due diligence and indirect obligations of $2.0 million associated with certain severance agreements. As of March 31, 1996, approximately $4.2 million of the obligations remain outstanding.

In January 1996, the Company borrowed an aggregate of $6.0 million under two separate short-term promissory notes from Bank One, Dayton at prime plus 1% to meet certain cash requirements for certain costs arising from the termination of the OPERS factory outlet acquisition agreements, ongoing construction and the payment of a portion of the dividends to stockholders for the fourth quarter of 1995.

As more fully described in footnote 6 of Part I, Item 1 "Notes to Consolidated Financial Statements", on April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre have agreed to purchase in a private placement of up to $25 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5 million of its Senior Notes, both of which will be unsecured.

As of April 30, 1996, Exchangeable Notes with an aggregate principal amount of $20 million and unsecured Senior Notes in the amount of $5 million were sold pursuant to the Note Purchase Agreement.

On April 2, 1996, the Company received a commitment from Bank One, Dayton to provide a $75 million credit facility. On April 30, 1996, the Company closed on the $75 million credit facility. The terms of the credit facility is for a period of two years bearing interest at a rate of LIBOR plus 2.75%. The $75 million credit facility contains various financial covenants which include maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which will be deemed to include the $20 million of Exchangeable Notes. Additionally, the covenants preclude the Company from paying dividends in excess of 85% of FFO for any fiscal quarter. The new credit facility was used to refinance the Company's existing line of credit and repay $6 million in short-term promissory notes.

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

As of March 31, 1996 the Company has delivered approximately 232,500 square feet of its 288,000 square foot outlet center in Branson, Missouri. The anticipated cost of this center is $32.3 million of which $27.4 million had been expended as of March 31, 1996. The Company is currently expanding Smithfield, North Carolina; Story City, Iowa; and Nebraska City, Nebraska at a total estimated cost of approximately $9.7 million. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Brewster, New York. If appropriate tenant interest is indicated, the Company anticipates developing this property by the spring of 1998.

In addition, the agreement pursuant to which the Company acquired 21 of the properties in 1993 from the VF Corporation requires, subject to certain conditions, that the Company complete during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provides for periodic payments to VF Corporation aggregating approximately $21.7 million if the expansions of the VF properties are not completed on a timely basis. This amount is reduced as the expansions of the VF centers are completed. Three expansions totaling approximately 97,000 square feet were completed in 1994 and two additional expansions approximating 100,000 square feet were completed in 1995. As of March 31, 1996, the Company has commenced two additional expansions in Story City, Iowa and Nebraska City, Nebraska as described above. The Company plans to complete three more expansions to satisfy its remaining obligation under its commitment to VF Corporation. Based on the Company's estimates to complete the expansions, management believes that there will be no remaining liability to VF Corporation when these expansions are completed. If all these expansions are not completed as planned under the terms of the original commitment, payments of $9.3 million to VF Corporation would be due and payable, $3.5 million of which is associated with the two expansions currently under construction. Although the agreement requires completion of the expansion plan by June, 1996, the Company and VF Corporation are presently in negotiation to extend that requirement for up to 12 months. The Company and VF Corporation have reached an agreement as to such extension and are currently in the process of preparing final documents evidencing the same.

The Company's current expansion and development plans are subject to future real estate market conditions and the availability of financing, among other things. There can be no assurance that the planned development and expansions will occur according to current schedules or that, once commenced, such development and expansion will be completed.

Based on current market conditions, the Company believes it has adequate financial resources to fund operating expenses, distributions to stockholders, and planned development and construction

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

activities. The $30 million raised through the private placement with Gildea and Blackacre will be used to fund the 1996 developments and expansions, repay certain debt obligations, settle the remaining obligations associated with the termination of the OPERS factory outlet acquisition agreements and provide additional working capital. Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining enough operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as, capital expenditures to maintain the quality of its existing centers.

The terms of the $75 million credit facility limit the amount of distributions to stockholders which the Company may make in any fiscal quarter. On April 9, 1996 the Board of Directors reduced its quarterly dividend distribution of $0.51 per share and declared a cash dividend of $0.25 per share. This represented a dividend payout ratio as a percentage of Funds from Operations ("FFO") of 84.5% for the first quarter of 1996. The Board anticipates reviewing its dividend policy on a quarterly basis in light of actual results of operation, compliance with loan covenants, and other factors.

                         Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

In May 1995, NAREIT issued an interpretive letter providing guidance as to the use and intent of its definition of FFO. Among other things, the letter clarifies that the amortizations of deferred financing costs and depreciation of assets not uniquely significant to real estate should be excluded from total depreciation and amortization added back to net income in calculating FFO. All REIT's are encourage to implement the recommendations of the letter no later than fiscal periods beginning in 1996. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly entitled measures of other reporting companies. The Company has adopted the new NAREIT definition of FFO beginning January 1, 1996. Below is a calculation of FFO for the quarter ended March 31, 1996 and 1995 under the old method and under the new definition as if the Company had adopted such definition as of January 1, 1995.



                                                                              Quarter Ended March 31
                                                                                  (In thousands)
                                                                     New Method                     Old Method
                                                                1996            1995           1996            1995

Net Income                                                       $    412         $ 2,665       $     412       $  2,665
 Add:   Depreciation and amortization of
               assets related to real estate                        3,146           2,478           3,146          2,478
        Other depreciation and amortization                             -               -              74             40
        Amortization of deferred finance cost                           -               -             287            269
 Less:  Gain on sale of real estate                                     -               -               -              -
        Straight line rents                                           (63)           (169)              -              -
                                                                 --------        --------        --------       --------
Funds From Operations                                            $  3,495        $  4,974        $  3,919       $  5,452
                                                                 ========        ========        ========       ========
Weighted Average Shares Outstanding                                11,815          11,813          11,815         11,813
                                                                 ========        ========        ========       ========


                                          Factory Stores of America, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Economic Conditions

       Inflation has remained relatively low during the past three years, with certain segments of the economy such as apparel, experiencing disinflation. The trend in lower apparel pricing has slowed the growth of tenant sales which adversely impacts the Company's revenue due to lower percentage and overage rents on some Properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an adverse impact on the Company's ability to renew leases at current rental rates or to release space to other tenants. A majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. The majority of the leases require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

       The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. While the Properties are subject to increases in operating expenses, the Company's tenants generally are currently obligated to pay a portion of these escalating costs; however, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs.

       Substantially all of the Company's existing tenants have met their lease obligations. The Company intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms by attracting creditworthy national brand-name manufacturers, high-fashion manufacturers and new tenants that offer a wide range of merchandise and amenities not previously offered at the Properties.

                         Factory Stores of America, Inc.


PART II.          OTHER INFORMATION

Item 2.           Changes in Securities

As more fully described in footnote 6 of Part I, Item 1 "Notes to Consolidated Financial Statements", on April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre have agreed to purchase in a private placement of up to $25 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5 million of its Senior Notes, both of which will be unsecured.

As of April 30, 1996, Exchangeable Notes with an aggregate principal amount of $20 million and unsecured Senior Notes in the amount of $5 million were sold pursuant to the Note Purchase Agreement.

Item 5.           Other Information

Dividend Declaration

On April 9, 1996, the Board of Directors declared a dividend of $0.25 per share payable to stockholders of record as of April 25, 1996. The total amount of the dividend, $3,006,503 was paid on May 7, 1996. The Board intends to review its dividend policy on a quarterly basis in light of actual results of operations, compliance with loan covenants, and other factors.

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure, difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers.

                         Factory Stores of America, Inc.


Item 6.           Exhibits and Reports on Form 8-K

a)     Exhibits

    Exhibit
     Number       Exhibit Description


      10.1 Note Purchase Agreement by and among Factory Stores of America, Inc. and Blackacre Bridge Capital, L.L.C. and Gildea Management Company dated April 2, 1996.




*Incorporated by reference from the Registrant's  Form 8-K Report dated April 2,
 1996 and made a part hereof by such reference.

b)     Reports on Form 8-K

On April 17, 1996, the Company filed a Current Report on Form 8-K dated April 2, 1996, reporting that the Company entered into an agreement with Blackacre Bridge Capital, L.L.C. and Gildea Management Company providing for the issuance of up to $25 million in unsecured exchangeable notes (the "Exchangeable Notes") and up to $5 million in unsecured senior notes (the "Senior Notes"). The Exchangeable Notes will be mandatorily exchangeable into shares of the Company's convertible preferred stock ("Convertible Preferred") upon stockholder approval of requisite amendments tot he Company's Second Restated Certificate of Incorporation. Each $25 in principal amount of the Exchangeable Notes will be mandatorily exchangeable into shares of the Company's Convertible Preferred which will be convertible into shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock") at a conversion price equal to the lower of $9.00 per share or a per share price based on a thirty-day average price for the Company's Common Stock. The Convertible Preferred will have limited voting rights and have noncumulative dividends equal to those of the Common Stock. In the event stockholder approval is not obtained, the Exchangeable Notes will be convertible at he option of the holder into shares of Common Stock of the Company.

As of April 30, 1996, the Company had issued $20 million in aggregate principal amount of Exchangeable Notes and $5 million in unsecured Senior Notes. No financial statements were filed with this Form 8-K.

                         Factory Stores of America, Inc.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Factory Stores of America, Inc.
                          (Registrant)

Date:  May 14, 1996          By  /s/ John N. Nelli
                                  John N. Nelli
                                  Chief Financial Officer and Senior Vice
                                  President Finance