Form 10-Q
period 1996-06-30
FACTORY STORES OF AMERICA INC
filed 1996-08-12
CIK 899757

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarter ended              June 30, 1996
                       -------------------------------------------

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ------------------- to  ------------------------


Commission File number:            1-11998
                        -------------------------------

                                FAC Realty, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       56-1819372
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 230 N. Equity Drive, Smithfield, North Carolina                  27577
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (919) 934-9446
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                         Factory Stores of America, Inc.
- --------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

The number of outstanding shares of Common Stock, $0.01 par value per share, as of July 29, 1996 was 12,032,859.

                                FAC REALTY, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                                         Page No.

 ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets as of
                    June 30, 1996 and December 31, 1995                                                     3

                  Consolidated Statements of Income for the
                    Three Months ended June 30, 1996 and 1995                                               5

                  Consolidated Statements of Income for the
                    Six Months ended June 30, 1996 and 1995                                                 6

                  Consolidated Statement of Stockholders' Equity
                    for the Six Months ended June 30, 1996                                                  7

                  Consolidated Statements of Cash Flows for the
                    Six Months ended June 30, 1996 and 1995                                                 8

                  Notes to Consolidated Financial Statements                                                9

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                                   16

                           PART II.  OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES                                                                   29

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     29

ITEM 5.           OTHER INFORMATION                                                                       31

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                        32

                  Signatures                                                                              34


PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FAC REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except for share data)


                                             JUNE 30, 1996   DECEMBER 31, 1995
                                               (Unaudited)        (Audited)
ASSETS
     Outlet Center Properties, at Cost
         Land                                   $  77,563        $  70,356
         Building and Improvements                236,767          211,524
         Equipment                                  4,663            3,826
                                                ---------        ---------
                                                  318,993          285,706
         Less Accumulated Depreciation            (24,649)         (20,332)
                                                ---------        ---------
                                                  294,344          265,374
         Properties Under Development               5,271           32,837
                                                ---------        ---------
                                                  299,615          298,211
         Properties Held for Sale                  24,050           24,509
                                                ---------        ---------
     Outlet Center Properties, Net                323,665          322,720

     Cash and Cash Equivalents                     12,373            1,655
     Restricted Cash                                4,415            4,806
     Rents from Tenants and Other Receivables       4,441            5,245
     Prepaid Expenses                                 674              607
     Deferred Costs                                16,879           16,208
     Other Assets and Deposits                      3,722            3,854
                                                ---------        ---------
     TOTAL ASSETS                               $ 366,169        $ 355,095
                                                =========        =========

See accompanying notes

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FAC REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands except for share data)

                                                                                         JUNE 30, 1996            DECEMBER 31, 1995
                                                                                           (Unaudited)                 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
     Notes Payable                                                                          $100,117                     $100,972
     Bank Line of Credit                                                                      75,000                       69,939
     Exchangeable Notes                                                                       19,216                            0
     Unsecured Senior Notes                                                                    4,864                            0
     Captial Lease Obligations                                                                   799                          797
     Accounts Payable and Accrued Expenses                                                     7,344                       16,022
     Dividends Payable                                                                             0                        6,025
     Deferred Revenue and Tenant Security Deposits                                               982                          854
                                                                                         -----------                  -----------
     TOTAL LIABILITIES                                                                       208,322                      194,609
     Commitments and Contingencies                                                                 -                            -

     STOCKHOLDERS' EQUITY:

     Stock Purchase Warrants                                                                       6                            -
     Common Stock, $0.01 Par Value, 50,000,000
         Shares Authorized, 12,032,024 and 11,814,523
         Shares Issued and Outstanding, respectively                                             120                          118
     Additional Paid In Capital                                                              159,853                      160,368
     Retained Earnings                                                                             0                            0
     Deferred Compensation - Restricted Stock Plan                                           (2,132)                            0
                                                                                          ----------                -------------
     TOTAL STOCKHOLDERS' EQUITY                                                              157,847                      160,486
                                                                                            --------                     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                           $366,169                     $355,095
                                                                                            ========                     ========



See accompanying notes

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FAC REALTY, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (in thousands except for per share data)


                                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                             1996                         1995
REVENUE:
     Base Rent                                                                               $8,910                      $9,288
     Percentage Rent                                                                            841                         603
     Recoveries from Tenants                                                                  3,339                       3,467
     Other Income                                                                               286                         199
                                                                                            -------                     -------
          TOTAL REVENUE                                                                      13,376                      13,557
EXPENSES:
     Operating                                                                                4,805                       4,342
     General & Administrative                                                                 1,287                       1,254
     Depreciation and Amortization                                                            3,272                       3,109
     Interest                                                                                 4,003                       2,564
                                                                                             ------                      ------
          TOTAL EXPENSES                                                                     13,367                      11,269
                                                                                             ------                      ------
INCOME BEFORE EXTRAORDINARY ITEM                                                                  9                       2,288

    EXTRAORDINARY ITEM - LOSS ON DEBT
           EXTINQUISHMENT                                                                       103                           0
                                                                                            -------                  ----------
NET <LOSS>INCOME                                                                           $   (94)                      $2,288
                                                                                           ========                      ======
EARNINGS PER COMMON SHARE:

    INCOME BEFORE EXTRAORDINARY ITEM                                                         $0.00                        $0.19
    EXTRAORDINARY ITEM                                                                       (0.01)                        0.00
                                                                                           --------                     ------
    NET <LOSS> INCOME                                                                       $(0.01)                       $0.19
                                                                                           =======                        =====

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                                                             12,022                      11,814
                                                                                            ======                      ======


See accompanying notes

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FAC REALTY, INC.
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                    (in thousands except for per share data)


                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                             1996                         1995
REVENUE:
     Base Rent                                                                              $17,709                     $18,231
     Percentage Rent                                                                          1,620                       1,167
     Recoveries from Tenants                                                                  6,456                       6,451
     Other Income                                                                               470                         473
                                                                                             ------                      ------
          TOTAL REVENUE                                                                      26,255                      26,322
EXPENSES:
     Operating                                                                                9,398                       8,451
     General & Administrative                                                                 2,708                       2,425
     Depreciation and Amortization                                                            6,492                       5,626
     Interest                                                                                 7,236                       4,867
                                                                                             ------                      ------
          TOTAL EXPENSES                                                                     25,834                      21,369
                                                                                             ------                      ------
INCOME BEFORE EXTRAORDINARY ITEM                                                                421                       4,953

     EXTRAORDINARY ITEM - LOSS ON DEBT
           EXTINQUISHMENT                                                                       103                           0
                                                                                            -------                  ----------
NET INCOME                                                                                  $   318                      $4,953
                                                                                            =======                      ======
EARNINGS PER COMMON SHARE:
    INCOME BEFORE EXTRAORDINARY ITEM                                                         $ 0.04                      $ 0.42
    EXTRAORDINARY ITEM                                                                        (0.01)                       0.00
                                                                                            -------                      ------
    NET INCOME                                                                               $ 0.03                      $ 0.42
                                                                                            =======                      ======
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                               11,919                      11,814
                                                                                             ======                      ======


See accompanying notes

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements
                                FAC REALTY, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                         SIX MONTHS ENDED JUNE 30, 1996
                    (in thousands except for per share data)



                                                                                                          DEFERRED
                                                  STOCK                  ADDITIONAL                    COMPENSATION
                                                PURCHASE      COMMON       PAID IN       RETAINED       RESTRICTED
                                                 WARRANTS      STOCK        CAPITAL       EARNINGS      STOCK PLAN         TOTAL
BALANCE AT JANUARY 1, 1996                            $ 0        $118        $160,368        $    0              $ 0        $160,486
Issuance of Stock Awards                                -           -               6             -                -               6
Net Income for the Quarter                              -           -               -           412                -             412
                                                   ------     -------    ------------          ----        ---------      ----------
BALANCE AT MARCH 31, 1996                               0         118         160,374           412                0         160,904

Issuance of Restricted Stock Awards                     -           2           2,168             -          (2,170)               0
Issuance of Stock PurchaseWarrants                      6           -               -             -                -               6
Compensation under Restricted Stock Plan                -           -               -             -               38              38
Distributions to Stockholders                           -           -         (2,689)         (318)                -         (3,007)
   ($.25 per share)
Net Loss for the Quarter                                -           -               -          (94)                -            (94)
                                                   ------     -------    ------------        ------       ----------    ------------
BALANCE AT JUNE 30, 1996                               $6        $120        $159,853         $   0         ($2,132)        $157,847
                                                       ==        ====        ========         =====         ========        ========

See accompanying notes

PART I. FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FAC REALTY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                    (in thousands except for per share data)



                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                              1996                       1995
                                                                                              ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash (Used in ) Provided by Operating Activities                                   $(6,211)                 $   7,217

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Real Estate                                                            10                         0
     Additions to Outlet Center Properties                                                   (5,745)                  (18,548)
     Changes in Restricted Cash                                                                  391                   (4,781)
     Additions to Deferred Costs and Other Assets                                            (3,000)                   (6,424)
                                                                                         -----------              ------------
     NET CASH USED IN INVESTING ACTIVITIES                                                   (8,344)                  (29,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Long Term Debt                                                105,155                    95,311
     Payable Related to Acquisition of Properties                                                  0                  (11,737)
     Net (Payment) Borrowings under Bank Line of Credit                                     (69,939)                    21,519
     Principal Payments on Long-Term Debt:
        Notes Payable                                                                        (6,855)                  (70,199)
        Capital Leases                                                                          (87)                      (50)
     Proceeds from the Sale of Common Stock, Net of Stock
        Issuance Cost                                                                              6                         6
     Distributions to Stockholders                                                           (3,007)                  (11,696)
                                                                                           ---------                ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                25,273                    23,154
                                                                                            --------                  --------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    10,718                       618
     Cash and Cash Equivalents, Beginning of Period                                            1,655                     1,297
                                                                                            --------                   -------
     Cash and Cash Equivalents, End of Period                                                $12,373                   $ 1,915
                                                                                             =======                   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash Paid During Period for Interest (Net of Interest
         Capitalized of $1,098 and $1,325, respectively)                                    $  7,811                   $ 5,635
                                                                                            ========                   =======



See accompanying notes

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

DESCRIPTION OF BUSINESS

FAC Realty, Inc. ("the Company") (formerly Factory Stores of America, Inc.) was incorporated on March 31, 1993 as a self-administered and self-managed real estate investment trust (REIT). The Company is principally engaged in the development, ownership, acquisition and operation of factory outlet shopping centers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers in contemplation of issuance of the $95 million collateralized commercial mortgage notes and FSA Finance, Inc., formed on May 22, 1995 in connection with the $95 million collateralized commercial mortgage notes. As of June 30, 1996, the consolidated financial statements also include the accounts of FAC Outparcels, Inc., a majority owned subsidiary formed on February 22, 1996 to hold certain outparcels which the Company is marketing for sale or lease. All significant intercompany balances have been eliminated in consolidation. As of June 30, 1996 and December 31, 1995, the Company's portfolio consisted of 36 centers located in 21 states in the United States.

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

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ACCOUNTING POLICIES - CONTINUED

OUTLET CENTER PROPERTIES - CONTINUED

Outlet center properties include capitalized costs related to new developments and expansions in process including construction, interest, taxes, insurance and other costs totaling approximately $5.3 and $32.8 million at June 30, 1996 and December 31, 1995, respectively. Upon completion of construction, these costs are amortized over the useful lives of the respective properties on a straight-line basis.

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

                                FAC REALTY, INC.

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

Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale as required under GAAP. The net carrying value of assets currently being marketed for sale at June 30, 1996 is $24.1 million. There is also $21.7 million of debt which is expected to be retired from the sale proceeds. For the six month period ended June 30, 1996, these properties contributed approximately $2.0 million of revenue and incurred a loss of ($257,000) after deducting related interest expense on the debt associated with the properties.

The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

3.       RESTRICTED CASH

In connection with the sale of the $95 million collateralized commercial mortgage notes, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts to approximately $4.4 million at June 30, 1996.

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       NOTES PAYABLE

In January 1996, the Company borrowed an aggregate of $6.0 million under two separate short-term promissory notes from Bank One, Dayton at prime plus 1% to meet certain cash requirements for certain costs arising from the termination of the OPERS factory outlet acquisition agreements, ongoing construction and the payment of a portion of the dividends to stockholders for the fourth quarter of 1995. These promissory notes were repaid on April 30, 1996 with a portion of the proceeds from the new $75 million credit facility discussed below.

On April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5 million of its Senior Notes, both of which would be unsecured.

Holders of the Exchangeable Notes, subject to certain conditions, will be required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes. Each share of Series A Preferred will be convertible into shares of the Company's Common Stock at a conversion price equal to $9.00 per share (the "Conversion Price"). Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred (the "Common Stock Equivalent Dividend").

Under the Note Purchase Agreement, the Senior Notes will be placed at 97% of their face amount, mature on the second anniversary of the initial funding of the Exchangeable Notes, and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity.

In connection with the issuance of the Exchangeable Notes and the Senior Notes, on April 3, 1996 the Company issued Blackacre detachable warrants for the purchase of 200,000 shares of Common Stock of the Company. Each warrant entitles the Holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50 per share, subject to adjustment under certain conditions. The warrants were valued at an aggregate value of $6,000 at the issuance date.

As of June 30, 1996, Exchangeable Notes with aggregate principal amounts of $20 million (net of issue cost of $784,000) and unsecured Senior Notes in the amount of $5.0 million (net of discount of $156,000) were sold pursuant to the Note Purchase Agreement. The resulting discount on the Senior Notes is being amortized to interest expense over the term of the notes.

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       NOTES PAYABLE - CONTINUED

NOTES PAYABLE - CONTINUED

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred in exchange for notes with an aggregate principal amount of $20 million. The 800,000 shares of the Series A Preferred are convertible, at the option of the holder, into 2,222,222 shares of the Company's Common Stock.

BANK LINE OF CREDIT

On April 30, 1996, the Company closed on a new $75 million credit facility from Bank One, Dayton. The terms of the credit facility are for a period of two years bearing interest at a rate of LIBOR plus 2.75%. The $75 million credit facility contains various financial covenants which include maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which is deemed to include the $20 million of Exchangeable Notes. Additionally, the covenants preclude the Company from paying dividends in excess of 85% of FFO, as defined in the Company's Prospectus dated December 16, 1993, for any fiscal quarter. The new credit facility was used to refinance the Company's existing line of credit and repay $6 million in short-term promissory notes. As a result, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the accompanying consolidated statements of income.

5.       COMMITMENTS AND CONTINGENCIES

VF CORPORATION EXPANSIONS

Under the terms of the agreement pursuant to which the Company acquired 21 of the properties in 1993 from the VF Corporation requires, subject to certain conditions, that the Company complete during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provides for periodic payments to VF Corporation aggregating approximately $21.7 million if the expansions of the VF properties are not completed on a timely basis. This amount is reduced as the expansions of the VF centers are completed. Three expansions totaling approximately 97,000 square feet were completed in 1994 and two additional expansions approximating 100,000 square feet were completed in 1995. As of June 30, 1996, the Company is nearing completion of two additional expansions in Story City, Iowa and Nebraska City, Nebraska and has commenced a 63,000 square foot expansion at its Tupelo, Mississippi outlet center. The Company plans to complete two more expansions to satisfy its remaining obligation under its commitment to VF Corporation. Based on the Company's estimates to complete the expansions, management believes that there will be no remaining liability to VF Corporation when these expansions are completed. If all these expansions are not completed as planned under the terms of the original commitment, payments of $9.1 million to VF

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES - CONTINUED

VF CORPORATION EXPANSIONS - CONTINUED

Corporation would be due and payable, $5.3 million of which is associated with the three expansions currently under construction. Although the agreement required completion of the expansion plan by June, 1996, the Company and VF Corporation are presently in negotiation to extend that requirement for up to 12 months. The Company and VF Corporation have reached an agreement as to such extension and are currently in the process of preparing final documents evidencing the same.

DEVELOPMENTS AND EXPANSIONS

As of June 30, 1996 the Company has delivered approximately 281,000 square feet of its 288,000 square foot outlet center in Branson, Missouri. The anticipated cost of this center is $32.3 million of which $28.7 million has been expended as of June 30, 1996. The Company is currently expanding Smithfield, North Carolina; Story City, Iowa; Nebraska City, Nebraska; and Tupelo, Mississippi at a total estimated cost of approximately $11.7 million of which $4.9 million has been expended. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York (Brewster). If appropriate tenant interest is indicated, the Company anticipates developing this property by the spring of 1998.

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

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  RESTRICTED STOCK PLAN

The Company established the Factory Stores of America, Inc. 1996 Restricted Stock Plan (the "Restricted Plan") to give the Executive Compensation Committee more flexibility in designing equity-based compensation arrangements to attract, motivate and retain executives and other key employees. The Company has reserved 350,000 shares of Common Stock for issuance thereunder. The Restricted Plan, which is administered by the Committee, provides for the grant of restricted stock awards to any new or existing employee of the Company, including executive officers. Awards under the Restricted Plan typically will be subject to a three-year vesting schedule commencing on the first anniversary of the date of grant. The Restricted Plan also permits the Committee to customize the vesting schedule by deferring the commencement date, lengthening the standard vesting period and/or conditioning vesting upon the achievement of specified performance goals. In April, 1996, the Company granted and issued 217,049 shares of restricted stock to certain executive officers and other key employees at no purchase cost to the employees. 180,000 shares granted to two executive officers will vest in five equal annual installments, provided each executive continues to be employed by the Company, commencing on the later to occur of (i) the average closing price of the Common Stock of the New York Stock Exchange being $16.00 or more per share for any five consecutive trading days or (ii) December 14, 2001. Vesting on 2,000 shares will occur in two equal annual installments commencing February, 1996. The remaining 35,049 shares will vest in three equal installments commencing April, 1997. The employees are entitled to receive dividends on unvested shares of restricted stock with the exception of the two executive officers who are entitled only if such dividends are reinvested (on an after-tax basis) to purchase additional shares of Common Stock. The current market price for the shares on the date of issue was $2,170,490. The issuance of the shares has been reflected in the Company's financial statements as an increase to Common Stock and Additional Paid In Capital of $2,170 and $2,168,320, respectively, with an offsetting amount in the stockholders' equity section labeled deferred compensation. The deferred compensation expense will be recognized as compensation expense ratably over the vesting periods.

7.  SUBSEQUENT EVENTS

DIVIDEND DECLARATION

On July 2, 1996, the Board of Directors declared a dividend of $0.25 per share payable to stockholders of record as of July 15, 1996. The total amount of the dividend, $3,008,215 was paid on August 7, 1996. Pursuant to the terms of the Exchangeable Notes, interest of $483,970 was paid on August 7, 1996 to the noteholders.

                                FAC REALTY, INC.

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

GENERAL OVERVIEW

The Company has grown by selectively expanding, developing and acquiring factory outlet centers. At June 30, 1996, the Company operated 36 factory outlet centers with 4,703,000 square feet of GLA in 21 states, compared to 35 with 4,334,000 square feet of GLA at June 30, 1995. Weighted average square feet of GLA for the six months ended June 30, 1996 and 1995 was 4,562,000 and 4,269,000, respectively.

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

During 1995, the Company delivered approximately 100,000 square feet of expansion space to tenants in Mesa, Arizona and Draper, Utah. Additionally, the Nashville Center, located in Nashville, Tennessee, is a factory outlet center being developed in four phases. Phase I, which contains approximately 167,500 square feet of GLA, opened in October 1993 and was acquired by the Company in November 1993. Phase II, containing approximately 92,000 square feet of GLA opened in August

                                FAC REALTY, INC.

                   NOTES TO CONSOLIDATED FIANNCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

GENERAL OVERVIEW - CONTINUED

1994. In September 1995, the Company opened Phase III which contains approximately 26,000 square feet of GLA.

Throughout 1995, the Company continued development of the new 288,000 square foot outlet center in Branson, Missouri. This center, which is the Company's largest development to date, is more than 71% committed and features a wide range of nationally recognized manufacturers including Reading China & More, VF Factory Outlet, Westpoint Stevens, and Spiegel, at an average rent of over $14.40 per square foot for non-anchor tenants. At June 30, 1996, approximately 281,000 square feet of the Branson center was available for delivery to tenants.

During the second quarter of 1995, the Company began expansion of its Smithfield, North Carolina factory outlet center. When completed, the expansion project will add an additional 103,000 square feet of GLA to the existing center. Approximately 48,000 square feet of this expansion opened in November 1995 with the remainder scheduled to open in the fall of 1996.

As of June 30, 1996, the Company is nearing completion of two additional expansions totaling 48,000 square feet (Nebraska City, Nebraska - 26,300 square feet; Story City, Iowa - 21,700 square feet) and has commenced a 63,000 square foot expansion at its Tupelo, Mississippi outlet center, which are being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June 1993.

The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated. Percentage rent represents an amount the tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Overage rent is a function of the sales volumes of various tenants. At the time a lease is negotiated a "break point" is agreed to in the lease. For sales in excess of the break point, tenants pay a specified percentage of these sales as overage rent in addition to their base rent. Expense recoveries from tenants relate to the portion of the property's operating expenses for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., the tenants are obligated to pay certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain operating expenses. While many of the Company's leases are triple net leases or require tenants to pay increases in utilities and operating expenses, as of June 30, 1996, approximately 24% of the aggregate GLA of its factory outlet centers is leased to tenants under gross leases or percentage only leases, whereby the Company is obligated to pay all utilities and other operating expenses of the applicable factory outlet center.

                                FAC REALTY, INC.

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

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.

The Company reported net income before extraordinary item of $421,000, or $0.04 per share, for the six months ended June 30, 1996 compared to $5.0 million, or $0.42 per share, for the comparable period in 1995. Net income before extraordinary item for 1996 was less than that of 1995 by $4.5 million, or $0.38 per share. As more fully described below, this reduction was primarily due to higher interest expense, depreciation and amortization charges, operating costs and lower contribution from the properties held for sale.

FFO for the six months ended June 30, 1996 was $7.2 million or $0.56 per share. This compares to $10.5 million, or $0.89 per share, for the six months ended June 30, 1995. Factors that had a negative impact on 1996 FFO and contributed to the decrease were: (a) $1.9 million, or $0.15 per share, in higher interest expense due to a higher average borrowing level; (b) $0.5 million, or $0.04 per share, in reduced contribution from properties held for sale; (c) $0.4 million, or $0.03 per share, in higher property operating cost on a weighted average square foot basis due to higher real estate taxes, property insurance and center marketing and (d) $0.3 million, or $0.02 per share, in higher general and administrative cost as described below. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $14.1 million for the six months ended June 30, 1996, a decrease of $1.3 million, or 9%, from $15.4 million in 1995; The decrease was due primarily to the higher property operating costs and general and administrative costs noted above and lower contribution from the Company's properties held for sale.

Base rent before adjustment for straight line rent and the provision for doubtful accounts remained flat at $17.9 million in 1996 when compared to 1995, although the Company's weighted average square feet of GLA in operation increased 7%. This is primarily the result of conversion of certain base rent leases to percentage only leases and lower average center occupancy levels principally attributable to the centers held for sale. Base rental revenue in 1996 includes a charge to the reserve for uncollectible tenant accounts of $260,000. There was not a reserve charge taken in the six months ended June 30, 1995.

Percentage rent increased $0.5 million or 39%, to $1.6 million in 1996 compared to 1995. On a weighted average square foot basis, percentage rents increased 30% to $0.36 in 1996 from $0.27 in 1995, reflecting in part the conversion of certain leases from base rent to percentage only in certain centers that are experiencing a downward trend in tenant sales or center occupancy. Percentage rent includes amounts the tenants are obligated to pay based solely on a percentage of the tenants' gross sales in lieu of base rents. Overage rents represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a breakpoint agreed to in the lease.

Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, remained flat in 1996 at $6.5 million. On a weighted average square foot basis, recoveries from tenants decreased to $1.42 for the six months in

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

1996 from $1.51 in 1995, or 6%. For the six month period ended June 30, 1996, the average recovery of property operating expenses decreased from 76% in 1995 to 69% in 1996. The reduction in the recovery percentage was the result of: (a) property operating expenses increasing as discussed below, (b) a decrease in the average portfolio occupancy percent for the six month period from 91.7% in 1995 to 89.5% in 1996 (excluding properties under development), and (c) the conversion of certain leases from triple net to percentage only as stated above.

Other income was $0.5 million in 1996 and 1995 and primarily represented interest income, lease termination settlements and other miscellaneous property level income.

Operating expenses increased $0.9 million, or 11%, to $9.4 million in 1996 from $8.5 million in 1995. The increase was higher than the 7% increase in the Company's weighted average square feet of GLA in operation of 4.6 million square feet in 1996 from 4.3 million square feet in 1995. The increase in operating expenses was principally due to an increase in the weighted average cost per square foot to operate the properties. On a weighted average square foot basis, operating expenses increased 4% from $1.98 for the six months in 1995 to $2.06 in 1996. This was due principally to a $0.07 per square foot increase in 1996 in property taxes ($0.03), insurance ($0.02) and center marketing ($0.02).

General and administrative cost increased $0.3 million, or 12%, to $2.7 million in 1996 from $2.4 million in 1995. The increase was due principally to lower capitalization of leasing and related costs ($0.3 million), higher personnel costs ($0.1 million) and professional fees ($0.4 million) offset by the savings associated with the termination in December of 1995 of the 1996 NASCAR motorsports program and plane lease ($0.6 million). On a weighted average square foot basis, general and administrative expenses increased 4.5% to $0.59 for the six month period in 1996 from $0.57 in 1995.

Depreciation and amortization increased as a result of the larger portfolio of properties in operation during 1996.

Interest expense for the six months ended June 30, 1996 increased by $2.4 million, or 49%, to $7.2 million compared to $4.9 million for the same period in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995 and the infusion in April, 1996 of $20 million in capital from Gildea Management Company, initially in the form of Exchangeable Notes, as more fully described in footnote 4 of Part 1, "Note to Consolidated Financial Statements". On a weighted average basis (excluding the Exchangeable Notes), debt outstanding and the average interest cost were approximately $177.5 million and 8.1%, respectively, in 1996 compared to $129.9 million and 8.7%, respectively, in 1995. Amortization of deferred financing cost amounted to $0.7 million in 1996 and $0.6 million in 1995. The Company capitalized interest cost associated with its development projects of $1.1 million in 1996 and $1.3 million in 1995. Associated with the refinancing of the Company's existing line of credit, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the Consolidated Statements of Income.

                                FAC REALTY, INC.

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

Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale as required under GAAP. The net carrying value of assets currently being marketed for sale at June 30, 1996 is $24.1 million. There is also $21.7 million of debt which is expected to be retired from the sale proceeds. For the six month period ended June 30, 1996, these properties contributed approximately $2.0 million of revenue and incurred a loss of ($257,000) after deducting related interest expense on the debt associated with the properties. For the six month period ended June 30, 1995, these properties contributed approximately $2.6 million of revenue and $261,000 of net income after deducting related interest expense on the debt associated with the properties. The reduction in the performance is principally due to the lower occupancy level existing at certain centers held for sale.

The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE
30, 1995

The Company reported net income before extraordinary item of $9,000, or $0.00 per share, for the three months ended June 30, 1996 compared to $2.3 million, or $0.19 per share, for the comparable period in 1995. Net income before extraordinary item for 1996 was less than that of 1995 by $2.3 million, or $0.19 per share. As more fully described below, this reduction was primarily due to higher interest expense and depreciation and amortization charges and lower recoveries from tenants of operating expenses and reduced contribution from the properties held for sale.

FFO for the three months ended June 30, 1996 was $3.7 million or $0.27 per share. This compares to $5.2 million, or $0.44 per share, for the three months ended June 30, 1995. Factors that had a negative impact on 1996 FFO and contributed to the decrease were: (a) $1.0 million, or $0.07 per share, in higher interest expense due to a higher average borrowing level; (b) $0.5 million, or $0.04 per share, in reduction in revenue from the decrease in expense recoveries from tenants as a percentage of property operating expenses as described below and (c) $0.3 million, or $0.02 per share, in reduced contribution from the properties held for sale. The contribution of $0.4 million, or $0.03 per share from the Company's new development in Branson, Missouri helped offset some of the decrease. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.3 million for the three months

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

ended June 30, 1996, a decrease of $0.7 million, or 8.5%, from $8.0 million in 1995. The decrease was due primarily to the lower contribution of the Company's properties held for sale and reduction in expense recoveries from tenants as noted above.

Base rent before adjustment for straight line rent and reserve for doubtful accounts remained flat at $9.0 million in 1996 when compared to 1995, although the Company's weighted average square feet of GLA in operation increased 9% to
4.7 million square feet. This is primarily the result of the reasons noted in the discussion of the results for the six month periods ended June 30, 1996 and 1995. Base rental revenue in 1996 includes a charge to the reserve for uncollectible tenant accounts of $130,000. There was not a reserve charge taken in the three months ended June 30, 1995.

Percentage rent increased $0.2 million or 39%, to $0.8 million in 1996. On a weighted average square foot basis, percentage rents increased 28% to $0.18 in 1996 from $0.14 in 1995, reflecting in part the conversion of certain base rent leases to percentage only in certain centers that are experiencing a downward trend in tenant sales or center occupancy.

Recoveries from tenants, decrease in 1996 by $0.1 million. On a weighted average square foot basis, recoveries from tenants decreased to $0.72 for the three months in 1996 from $0.81 in 1995, or 11%. For the three month period ended June 30, 1996, the average recovery of property operating expenses decreased from 80% in 1995 to 70% in 1996. The reduction in the recovery percentage was the result of a decrease in the average portfolio occupancy percent for the three months from 91.3% in 1995 to 88.8% in 1996 (excluding properties under development), and (c) the conversion of certain triple net leases to percentage only as mentioned above.

Other income of $0.3 million in 1996 was slightly higher than the $0.2 million in 1995 and primarily represented interest income, lease termination settlements and other miscellaneous property level income.

Operating expenses increased $0.5 million, or 11%, to $4.8 million in 1996 from $4.3 million in 1995. The increase was in line with the 9% increase in the Company's weighted average square feet of GLA in operation of 4.7 million square feet in 1996 from 4.3 million square feet in 1995. On a weighted average square foot basis, operating expenses were $1.03 for the three months in 1996 compared to $1.01 in 1995. the increase was due primarily to higher maintenance cost for the 1996 quarter.

General and administrative cost was approximately $1.3 million in 1996 and 1995. On a weighted average square foot basis, general and administrative expenses decreased 6% to $0.28 for the three months in 1996 from $0.29 in 1995. Components of general and administrative cost experienced increases which were due principally to lower capitalization of leasing and related costs ($0.2 million) and higher professional fees ($0.1 million) which were offset by the savings associated with the

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

termination in December of 1995 of the 1996 NASCAR motorsports program ($0.3 million) and lower personnel costs ($0.1 million).

Depreciation and amortization increased as a result of the larger portfolio of properties in operation during 1996.

Interest expense for the three months ended June 30, 1996 increased by $1.4 million, or 56%, to $4.0 million compared to $2.6 million for the same period in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995 and the infusion in April 1996 of $20 million in capital from Gildea Management Company, initially in the form of Exchangeable Notes. On a weighted average basis (excluding of the Exchangeable Notes), debt outstanding and the average interest cost were approximately $178.9 million and 8.1%, respectively, in 1996 compared to $142.5 million and 8.7%, respectively, in 1995. Amortization of deferred financing cost amounted to $0.4 million in 1996 and $0.3 million in 1995. The Company capitalized interest cost associated with its development projects of $0.5 million in 1996 and $0.8 million in 1995. Associated with the refinancing of the Company's existing line of credit, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the Consolidated Statements of Income.

For the three month period ended June 30, 1996, the properties held for sale contributed approximately $1.0 million of revenue and incurred a loss of ($147,000) after deducting related interest expense on the debt associated with the properties. For the three month period ended June 30, 1995, these properties contributed approximately $1.3 million of revenue and $111,000 of net income after deducting related interest expense on the debt associated with the properties. The reduction in performance is principally due to the lower occupancy levels existing at certain centers.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents balance at June 30, 1996 was approximately $12.4 million. The increase is due principally to the infusion of $20 million of capital from Gildea Management Company in April, 1996. Restricted cash, as reported in the financial statements, is approximately $4.4 million. In connection with the Company's $95 million rated debt securitization, the Company is required to escrow a portion of the securitization proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

Net cash used in operating activities was $6.2 million for the six months ended June 30, 1996 principally resulting from the $6.0 million distribution of the fourth quarter 1995 dividend to stockholders and the reduction of $8.7 million in accounts payable with the use of funds received from Gildea Management Company. Net cash used in investing activities was $8.3 million for the six months ended June 30, 1996. The primary use of these funds included: $5.7 million in construction cost, principally $5.2 million for properties currently under development and $0.3 million toward

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

completion of 1995 expansion projects; $1.3 million for new financing costs; $1.7 million for re- tenanting, lease renewal and leasing costs; offset by $0.4 million reduction in restricted cash. Net cash provided by financing activities was $25.3 million for the six months ended June 30, 1996. The principal source of such funds was $105.2 million of new borrowings, as described below. Funds generated through financing activities were offset by payments of $69.9 million to refinance existing debt, $6.9 million towards scheduled debt principal repayment and $3.0 million for distribution to stockholders.

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

As a result of the Company's pursuit of the acquisition, the Company incurred direct costs approximating $4.5 million related to the performance of due diligence and indirect obligations of $2.0 million associated with certain severance agreements. As of June 30, 1996, approximately $3.3 million of the obligations remain outstanding.

In January 1996, the Company borrowed an aggregate of $6.0 million under two separate short-term promissory notes from Bank One, Dayton at prime plus 1% to meet certain cash requirements for certain costs arising from the termination of the OPERS factory outlet acquisition agreements, ongoing construction and the payment of a portion of the dividends to stockholders for the fourth quarter of 1995. These promissory notes were repaid on April 30, 1996 with a portion of the proceeds from the new $75 million credit facility discussed below.

As more fully described in footnote 4 of Part I, Item 1 "Notes to Consolidated Financial Statements", on April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5 million of its Senior Notes, both of which would be unsecured.

As of June 30, 1996, Exchangeable Notes with an aggregate principal amount of $20 million and unsecured Senior Notes in the amount of $5 million were sold pursuant to the Note Purchase Agreement.

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred in exchange for notes with an aggregate principal amount of $20 million. The 800,000 shares of the Series A Preferred are convertible, at the option of the holder, into 2,222,222 shares of the Company's Common Stock.

On April 30, 1996, the Company closed on a $75 million credit facility from Bank One, Dayton. The terms of the credit facility are for a period of two years bearing interest at a rate of LIBOR plus 2.75%.

The $75 million credit facility contains various financial covenants which include maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which is deemed to include the $20 million of Exchangeable Notes. Additionally, the covenants preclude the Company from paying dividends in excess of 85% of FFO, as defined in the agreement, for any fiscal quarter. The new credit facility was used to refinance the Company's existing line of credit and repay $6 million in short-term promissory notes.

As of June 30, 1996 the Company has delivered approximately 281,000 square feet of its 288,000 square foot outlet center in Branson, Missouri. The anticipated cost of this center is $32.3 million of which $28.7 million had been expended as of June 30, 1996. The Company is currently expanding Smithfield, North Carolina; Story City, Iowa; Nebraska City, Nebraska; and Tupelo, Mississippi at a total estimated cost of approximately $11.7 million of which $4.9 million has been expended. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is indicated, the Company anticipates developing this property by the spring of 1998.

In addition, the agreement pursuant to which the Company acquired 21 of the properties in 1993 from the VF Corporation requires, subject to certain conditions, that the Company complete during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provides for periodic payments to VF Corporation aggregating approximately $21.7 million if the expansions of the VF properties are not completed on a timely basis. This amount is reduced as the expansions of the VF centers are completed. Three expansions totaling approximately 97,000 square feet were completed in 1994 and two additional expansions approximating 100,000 square feet were completed in 1995. As of June 30, 1996, the Company is nearing completion of two additional expansions in Story City, Iowa and Nebraska City, Nebraska as described above and has commenced a 63,000 square foot expansion at its Tupelo, Mississippi outlet center.

The Company plans to complete two more expansions to satisfy its remaining obligation under its commitment to VF Corporation. Based on the Company's estimates to complete the expansions, management believes that there will be no remaining liability to VF Corporation when these

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

expansions are completed. If all these expansions are not completed as planned under the terms of the original commitment, payments of $9.1 million to VF Corporation would be due and payable, $5.3 million of which is associated with the three expansions currently under construction. Although the agreement required completion of the expansion plan by June, 1996, the Company and VF Corporation are presently in negotiation to extend that requirement for up to 12 months. The Company and VF Corporation have reached an agreement as to such extension and are currently in the process of preparing final documents evidencing the same.

The Company's current expansion and development plans are subject to certain risk and uncertainties; including, but not limited to, future real estate market conditions; the availability of financing; and the risk associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities. There can be no assurance that the planned development and expansions will occur according to current schedules or that, once commenced, such development and expansion will be completed.

Based on current market conditions, the Company believes it has adequate financial resources to fund operating expenses, distributions to stockholders, and planned development and construction activities. The $30 million raised through the private placement with Gildea and Blackacre will be used to fund the 1996 developments and expansions, repay certain debt obligations, settle the remaining obligations associated with the termination of the OPERS factory outlet acquisition agreements and provide additional working capital. Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining enough operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as, capital expenditures to maintain the quality of its existing centers.

The terms of the $75 million credit facility limit the amount of distributions to stockholders which the Company may make in any fiscal quarter. On April 9, 1996 and July 2, 1996 the Board of Directors declared cash dividends of $0.25 per share. This represents a dividend payout ratio as a percentage of Funds from Operations ("FFO") of 89.8% for the six month period ended June 30, 1996. The Board anticipates reviewing its dividend policy on a quarterly basis in light of actual results of operation, compliance with loan covenants, and other factors.

                                FAC REALTY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

In May 1995, NAREIT issued an interpretive letter providing guidance as to the use and intent of its definition of FFO. Among other things, the letter clarifies that the amortizations of deferred financing costs and depreciation of assets not uniquely significant to real estate should be excluded from total depreciation and amortization added back to net income in calculating FFO. All REIT's are encourage to implement the recommendations of the letter no later than fiscal periods beginning in 1996. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly entitled measures of other reporting companies. The Company has adopted the new NAREIT definition of FFO beginning January 1, 1996. Below is a calculation of FFO for the six months ended June 30, 1996 and 1995 under the old method and under the new definition as if the Company had adopted such definition as of January 1, 1995.


                                                                   SIX MONTHS ENDED JUNE 30
                                                                        (IN THOUSANDS)
                                                           NEW METHOD                     OLD METHOD
                                                      1996            1995           1996            1995
                                                      ----            ----           ----            ----
Net Income                                             $    318         $ 4,953       $     318       $  4,953
Extraordinary item - loss on debt
   extinquishment                                           103               -             103              -
Interest on Exchangeable Notes                              462               -             462              -
Compensation under restricted stock plan                      -               -              38              -
Add:   Depreciation and amortization of
               assets related to real estate              6,357           5,536           6,357          5,536
       Other depreciation and amortization                    -               -             135             90
       Amortization of deferred finance cost                  -               -             668            556
                                                   ------------    ------------      ----------      ---------
Funds From Operations                                  $  7,240         $10,489        $  8,081        $11,135
                                                       ========         =======        ========        =======
Weighted Average Shares Outstanding -
    Fully Diluted                                        12,841          11,814          12,841         11,814
                                                       ========        ========        ========       ========


                                FAC REALTY, INC.

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

         The Properties are subject to operating risks common to commercial retail real estate in general including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences, any and all of which may adversely affect occupancy or rental rates. While the Properties are subject to increases in operating expenses, the Company's tenants generally are currently obligated to pay a portion of these escalating costs; however, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs.

         Substantially all of the Company's existing tenants have met their lease obligations. The Company intends to reduce operating and leasing risks by working to improve its tenant mix, rental rates and lease terms by attracting creditworthy national brand-name manufacturers, high-fashion manufacturers and new tenants that offer a wide range of merchandise and amenities not previously offered at the Properties.

                                FAC REALTY, INC.

PART II.          OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

As more fully described in footnote 4 of Part I, Item 1 "Notes to Consolidated Financial Statements", on April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5 million of its Senior Notes, both of which would be unsecured.

As of June 30, 1996, Exchangeable Notes with an aggregate principal amount of $20 million and unsecured Senior Notes in the amount of $5 million were sold pursuant to the Note Purchase Agreement.

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred in exchange for notes with an aggregate principal amount of $20 million. The 800,000 shares of the Series A Preferred are convertible, at the option of the holder, into 2,222,222 shares of the Company's Common Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 1996, the Annual Meeting of Stockholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

a) The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of stockholders in 1997 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                       PROPOSAL 1 - ELECTION OF DIRECTORS


                                VOTES              VOTES        VOTES
NAME                             FOR              AGAINST     ABSTAINING
- ----                             ---              -------     ----------
J. Dixon Fleming, Jr.         11,019,585            -0-        364,042
C. Cammack Morton             10,978,220            -0-        405,407
Robert O. Amick               10,994,371            -0-        389,255
B. Mayo Boddie, Sr.           10,996,874            -0-        386,752
J. Richard Futrell, Jr.       10,978,525            -0-        405,102
John W. Gildea                11,000,180            -0-        383,447
Theodore E. Haigler, Jr.      10,993,942            -0-        389,685

                          FAC REALTY, INC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

                      PROPOSAL 2 - THE STOCK PLAN AMENDMENT

b) The stockholders approved the Stock Plan Amendment to the 1993 Employee Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 525,000 to 1,100,000. The votes cast for and against and the number of abstentions are set forth below:


                                  VOTES          VOTES            VOTES
                                   FOR          AGAINST        ABSTAINING
Votes to Approve the
Stock Plan Amendment           10,406,435        827,433           149,759


PROPOSAL 3 - AMENDMENT OF THE CHARTER TO AUTHORIZE PREFERRED STOCK AND APPROVAL
             OF ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND UNDERLYING COMMON STOCK

c) The stockholders approved the Charter Amendments whereby authorizing the Board of Directors of the Company to reclassify any unissued portion of the authorized shares of capital stock to proved for the issuance of shared in other classed or series, including other classed or series of common stock or preferred stock of the Company, to establish the number of shares in each class or series and to fix the designation and any preferences, conversion other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of such class or series, and such other subjects or matters with respect to such class or series as may be fixed by resolution of the Board of Directors, Except as otherwise required by applicable law, regulation or stock exchange rules, shares of stock classified or reclassified by the Board of Directors pursuant to the Charter Amendments could be issued without further action by the stockholders and on such terms and for such consideration as may be determined by the Board of Directors. Additionally, the stockholders approved the issuance of Series A Preferred Stock, having a liquidation preference senior to that of the Common Stock and convertible without additional consideration into Common Stock.



                                  VOTES           VOTES          VOTES
                                   FOR           AGAINST       ABSTAINING
VOTES TO APPROVE THE
CHARTER AMENDMENT               6,275,935        873,185         209,767

                                FAC REALTY, INC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - CONTINUED

        PROPOSAL 4 - AMENDMENT TO THE CHARTER TO CHANGE THE NAME OF THE COMPANY

d) The stockholders approved the Amendment to the Charter to change its corporate name to FAC Realty, Inc..



                                VOTES           VOTES          VOTES
                                 FOR           AGAINST       ABSTAINED
Votes to Approve the
Name  Change                  10,925,176       330,295        128,156

ITEM 5.    OTHER INFORMATION

DIVIDEND DECLARATION

On July 2, 1996, the Board of Directors declared a dividend of $0.25 per share payable to stockholders of record as of July 15, 1996. The total amount of the dividend, $3,008,215 was paid on August 7, 1996. The Board intends to review its dividend policy on a quarterly basis in light of actual results of operations, compliance with loan covenants, and other factors. Pursuant to the terms of the Exchangeable Notes, interest of $483,970 was paid on August 7, 1996 to the Noteholders.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers.

                                FAC REALTY, INC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


Exhibit
Number               Exhibit Description

3.1 Articles of Amendment of Factory Stores of America, Inc., dated July 1, 1996. (1)

3.2 Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of FAC Realty, Inc., dated July 1, 1996.
         (1)

10.1 Note Purchase Agreement by and among Factory Stores of America, Inc. and Blackacre Bridge Capital, L.L.C. and Gildea Management Company dated April 2, 1996. (2)


(1) Incorporated by reference from Registrant's Form 8-K Report dated June 27, 1996 and made a part hereof by such reference.

(2) Incorporated by reference from the Registrant's Form 8-K Report dated April 2, 1996 and made a part hereof by such reference.

b)       Reports on Form 8-K

On April 17, 1996, the Company filed a Current Report on Form 8-K dated April 2, 1996, reporting that the Company entered into an agreement with Blackacre Bridge Capital, L.L.C. and Gildea Management Company providing for the issuance of up to $25 million in unsecured exchangeable notes (the "Exchangeable Notes") and up to $5 million in unsecured senior notes (the "Senior Notes"). The Exchangeable Notes will be mandatorily exchangeable into shares of the Company's convertible preferred stock ("Convertible Preferred") upon stockholder approval of requisite amendments to the Company's Second Restated Certificate of Incorporation. Each $25 in principal amount of the Exchangeable Notes will be mandatorily exchangeable into shares of the Company's Convertible Preferred which will be convertible into shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock") at a conversion price equal to the lower of $9.00 per share or a per share price based on a thirty-day average price for the Company's Common Stock. The Convertible Preferred will have limited voting rights and have noncumulative dividends equal to those of the Common Stock. In the event stockholder approval is not obtained, the Exchangeable Notes will be convertible at the option of the holder into shares of Common Stock of the Company.

As of June 30, 1996, the Company had issued $20 million in aggregate principal amount of Exchangeable Notes and $5 million in unsecured Senior Notes. No financial statements were filed with this Form 8-K.

                                FAC REALTY, INC.

On July 10, 1996, the Company filed a current report on Form 8-K dated June 27, 1996, reporting that at the June 27, 1996 Annual Meeting of Stockholders of Factory Stores of America, Inc. (the "Company") the requisite number of shares of Common Stock of the Company were voted in favor of each of the proposals presented for stockholder approval. Specifically, the stockholders (i) elected seven directors to serve until the Company's 1997 Annual Meeting; (ii) amended the Company's 1993 Employee Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder, (iii) amended the Company's Second Restated Certificate of Incorporation (the "Charter") to authorize preferred stock and approved the issuance of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") and the issuance of Common Stock upon conversion of the Series A Preferred Stock, and (iv) amended the Charter to change the Company's corporate name to "FAC Realty, Inc.". No financial statements were filed with this Form 8-K.

                                FAC REALTY, INC.
SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           FAC REALTY, INC.

DATE:  AUGUST 9, 1996       By (signature of John N. Nelli)
                               John N. Nelli
                               Chief Financial Officer and Senior Vice
                               President-Finance(Principal Financial Officer and Accounting Officer)