Form 10-Q
period 1996-09-30
FACTORY STORES OF AMERICA INC
filed 1996-11-14
CIK 899757

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    Form 10-Q
                                   (Mark One)


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                                          September 30, 1996
For the quarter ended ---------------------------------------------------------


                                                        or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                to
For the transition period from  ----------------  ------------------

                                              1-11998
Commission File number:   ------------------------------------------------------

                                FAC Realty, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      56-1819372
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

     230 N. Equity Drive, Smithfield, North Carolina              27577
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (919) 934-9446
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                         Factory Stores of America, Inc.
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

The number of outstanding shares of Common Stock, $0.01 par value per share, as of October 31, 1996 was 12,129,312.

                                FAC REALTY, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION
                                                                      Page No.

 Item 1.          Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of
                    September 30, 1996 and December 31, 1995             3

                  Consolidated Statements of Income for the
                    Three Months ended September 30, 1996 and 1995       5

                  Consolidated Statements of Income for the
                    Nine Months ended September 30, 1996 and 1995        6

                  Consolidated Statement of Stockholders' Equity
                    for the Nine Months ended September 30, 1996         7

                  Consolidated Statements of Cash Flows for the
                    Nine Months ended September 30, 1996 and 1995        8

                  Notes to Consolidated Financial Statements             9

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 16

                           PART II.  OTHER INFORMATION

Item 2.           Changes in Securities                                 30

Item 5.           Other Information                                     30

Item 6.           Exhibits and Reports on Form 8-K                      31

                  Signatures                                            33

Part I. Financial Information
Item 1 - Financial Statements

                                FAC Realty, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)


                                                                     September 30, 1996             December 31, 1995
                                                                        (Unaudited)                     (Audited)
ASSETS
     Outlet Center Properties, at Cost
         Land                                                           $  75,793                    $   70,356
         Building and Improvements                                        241,999                       211,524
         Equipment                                                          4,210                         3,826
                                                                        ---------                     ---------
                                                                          322,002                       285,706
         Less Accumulated Depreciation                                    (27,463)                      (20,332)
                                                                         -------                       -------
                                                                          294,539                       265,374
         Properties Under Development                                       5,857                        32,837
                                                                          -------                      --------
                                                                          300,396                       298,211
         Properties Held for Sale                                          23,820                        24,509
                                                                         --------                      --------
     Outlet Center Properties, Net                                        324,216                       322,720
     Cash and Cash Equivalents                                             10,619                         1,655
     Restricted Cash                                                        3,847                         4,806
     Rents from Tenants and Other Receivables                               4,380                         5,245
     Prepaid Expenses                                                         378                           607
     Deferred Costs                                                        18,270                        16,208
     Other Assets and Deposits                                              3,910                         3,854
                                                                         --------                       -------
     TOTAL ASSETS                                                        $365,620                      $355,095
                                                                         ========                      ========








See accompanying notes

Part I. Financial Information
Item 1 - Financial Statements

                                FAC Realty, Inc.
                           Consolidated Balance Sheets
                      (in thousands except for share data)


                                                                             September 30, 1996           December 31, 1995
                                                                                (Unaudited)                   (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
     Notes Payable                                                               $101,691                     $100,972
     Bank Line of Credit                                                           75,000                       69,939
     Unsecured Senior Notes                                                         4,890                            -
     Capital Lease Obligations                                                        753                          797
     Accounts Payable and Accrued Expenses                                          7,630                       16,022
     Dividends Payable                                                                  -                        6,025
     Deferred Revenue and Tenant Security Deposits                                  1,737                          854
                                                                               ----------                  -----------
     TOTAL LIABILITIES                                                            191,701                      194,609

     Commitments and Contingencies                                                      -                            -

     STOCKHOLDERS' EQUITY:

     Convertible Preferred Stock, Series A                                         19,177                            -
     Stock Purchase Warrants                                                            6                            -
     Common Stock, $0.01 Par Value, 49,000,000
         Shares Authorized, 12,034,018 and 11,814,523
         Shares Issued and Outstanding, respectively                                  120                          118
     Additional Paid In Capital                                                   156,721                      160,368
     Retained Earnings                                                                  -                            -
     Deferred Compensation - Restricted Stock Plan                                 (2,105)                           -
                                                                               ---------                    -----------
     TOTAL STOCKHOLDERS' EQUITY                                                   154,742                      160,486
                                                                                 --------                     --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                $365,620                     $355,095
                                                                                 ========                     ========





See accompanying notes

Part I. Financial Information
Item 1 - Financial Statements
                                FAC Realty, Inc.
                  Consolidated Statements of Income - Unaudited
                    (in thousands except for per share data)

                                                                                   Three Months Ended September 30,
                                                                                   1996                         1995
                                                                                   ----                         ----
REVENUE:
     Base and Percentage Rent                                                      $10,090                     $10,150
     Recoveries from Tenants                                                         3,514                       3,764
     Other Income                                                                      484                         101
                                                                                   -------                     -------
          TOTAL REVENUE                                                             14,088                      14,015

EXPENSES:
     Operating                                                                       5,288                       4,711
     General & Administrative                                                        1,247                       1,302
     Depreciation and Amortization                                                   3,960                       3,117
     Interest                                                                        3,772                       2,766
                                                                                    ------                      ------
          TOTAL EXPENSES                                                            14,267                      11,896
                                                                                    ------                      ------
(LOSS) INCOME FROM OPERATIONS                                                         (179)                      2,119
     Gain on Sale of Real Estate, Net of Tax                                            37                         345
                                                                                  --------                    --------
NET (LOSS) INCOME                                                                 $   (142)                     $2,464
                                                                                  ========                      ======

EARNINGS PER COMMON SHARE                                                         $  (0.01)                    $  0.21
                                                                                  ========                      =======

See accompanying notes

Part I. Financial Information
Item 1 - Financial Statements
                                FAC Realty, Inc.
                  Consolidated Statements of Income - Unaudited
                    (in thousands except for per share data)

                                                                                       Nine Months Ended September 30,
                                                                                       1996                     1995
                                                                                       ----                     ----
REVENUE:
     Base and Percentage Rent                                                        $29,419                     $29,548
     Recoveries from Tenants                                                           9,970                      10,215
     Other Income                                                                        954                         574
                                                                                    --------                    --------
          TOTAL REVENUE                                                               40,343                      40,337
EXPENSES:
     Operating                                                                        14,686                      13,162
     General & Administrative                                                          3,955                       3,727
     Depreciation and Amortization                                                    10,452                       8,743
     Interest                                                                         11,008                       7,633
                                                                                     -------                     -------
          TOTAL EXPENSES                                                              40,101                      33,265
                                                                                     -------                      ------
INCOME FROM OPERATIONS                                                                   242                       7,072
     Gain on Sale of Real Estate, Net of Tax                                              37                         345
                                                                                    --------                    --------
INCOME BEFORE EXTRAORDINARY ITEM                                                         279                       7,417
     Extraordinary Item - Loss on Debt Extinguishment                                    103                        -
                                                                                   ---------                    --------
NET INCOME                                                                          $    176                     $ 7,417
                                                                                    ========                     =======

EARNINGS PER COMMON SHARE:

        INCOME BEFORE EXTRAORDINARY ITEM                                              $ 0.02                      $ 0.63
        EXTRAORDINARY ITEM                                                             (0.01)                          -
                                                                                    --------                      ------
        NET INCOME                                                                    $ 0.01                      $ 0.63
                                                                                     =======                      ======






See accompanying notes

Part I. Financial Information
Item 1 - Financial Statements
                                FAC Realty, Inc.
           Consolidated Statement of Stockholders' Equity - Unaudited

                      Nine Months Ended September 30, 1996
                    (in thousands except for per share data)

                                                                                                             Deferred
                                    Convertible       Stock                   Additional                   Compensation
                                     Preferred       Purchase      Common      Paid In        Retained      Restricted
                                       Stock         Warrants      Stock       Capital        Earnings      Stock Plan      Total
                                       -----         --------      -----       -------        --------      ----------      -----
Balance at January 1, 1996                 0           $0         $118       $160,368       $    0              $ 0         $160,486
Issuance of Preferred Stock          $19,177            -            -              -            -                -           19,177
Issuance of Directors
   Stock Awards                            -            -            -             14            -                -               14
Issuance of Restricted
   Stock Awards                            -            -            2          2,178            -          (2,180)                0
Issuance of Stock
   Purchase Warrants                       -            6            -              -            -                -                6
Compensation under
   Restricted Stock Plan                   -            -            -              -            -               75               75
Distributions to Stockholders
   ($.50 per share)                        -            -            -        (5,839)        (176)                -          (6,015)
Net Income for the Period                  -            -            -              -          176                -              176
                                  ----------       ------      -------     ----------        -----       ----------        ---------
Balance at September 30, 1996       $ 19,177           $6         $120       $156,721        $   0         ($2,105)         $173,919
                                    ========           ==         ====       ========        =====         ========         ========


See accompanying notes

Part I. Financial Information
Item 1 - Financial Statements

                                FAC Realty, Inc.
                Consolidated Statements of Cash Flows - Unaudited
                    (in thousands except for per share data)


                                                                  Nine Months Ended September 30,
                                                                  1996                       1995
                                                                  ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash Provided by Operating Activities                   $5,249                $   16,145
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from Sale of Real Estate                              215                       554
     Additions to Outlet Center Properties                      (9,508)                  (30,148)
     Changes in Restricted Cash                                     959                   (4,793)
     Additions to Deferred Costs and Other Assets               (5,685)                   (7,252)
                                                            ----------                 ---------
     Net Cash Used in Investing Activities                     (14,019)                  (41,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Long Term Debt                    32,129                    95,311
     Payable Related to Acquisition of Properties                     0                  (11,737)
     Net (Payment) Borrowing under Bank Line of Credit            5,061                    31,625
     Principal Payments on Long-Term Debt:
        Notes Payable                                           (7,297)                  (70,592)
        Capital Leases                                            (133)                      (89)
     Proceeds from the Sale of Common Stock, Net of
        Stock Issuance Cost                                          14                        12
     Distributions to Stockholders                             (12,040)                  (17,721)
                                                               -------                  --------
     Net Cash Provided by Financing Activities                   17,734                    26,809
                                                                -------                  --------
 Net Increase in Cash and Cash Equivalents                        8,964                     1,315
     Cash and Cash Equivalents, Beginning of Period               1,655                     1,297
                                                               --------                   -------
     Cash and Cash Equivalents, End of Period                   $10,619                   $ 2,612
                                                                =======                   =======
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
    Cash Paid During Period for Interest (Net of Interest
          Capitalized of $1,570 and $1,993, respectively)     $  11,537                   $ 8,163
                                                              =========                   =======






See accompanying notes

                                FAC Realty, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Description of Business

FAC Realty, Inc. ("the Company") (formerly Factory Stores of America, Inc.) was incorporated on March 31, 1993 as a self-administered and self-managed real estate investment trust (REIT). The Company is principally engaged in the development, ownership, acquisition and operation of factory outlet shopping centers. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers and FSA Finance, Inc., formed on May 22, 1995 in connection with the $95 million collateralized commercial mortgage notes. As of September 30, 1996, the consolidated financial statements also include the accounts of FAC Outparcels, Inc., a majority owned subsidiary formed on February 22, 1996 to hold certain outparcels which the Company is marketing for sale or lease. All significant intercompany balances have been eliminated in consolidation. As of September 30, 1996 and December 31, 1995, the Company's portfolio consisted of 36 centers located in 21 states in the United States.

Outlet Center Properties

Outlet center properties are recorded at cost less accumulated depreciation. All costs related to the improvement or replacement of shopping center properties are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 31.5 years for buildings and improvements, 15 years for land improvements and 5 to 15 years for equipment. Tenant improvements are amortized over the initial terms of related leases, which range from 3 to 10 years, using the straight-line method.

Outlet center properties include capitalized costs related to new developments and expansions in process including construction, interest, taxes, insurance and other costs totaling approximately $5.9 and $32.8 million at September 30, 1996 and December 31, 1995, respectively. Upon completion of construction, these costs are amortized over the useful lives of the respective properties on a straight-line basis.

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

Earnings Per Share

Primary earnings per share amounts are computed based on average number of shares actually outstanding, 12,034,000 and 11,957,000 for the three and nine months ended September 30, 1996 and 11,814,000 for both the three and nine months ended September 30, 1995. Under fully diluted earnings computation per share amounts would be based on an increased number of shares that would be outstanding assuming conversion of the Convertible Preferred Stock and the Exchangeable Notes while they were outstanding (See Note 4). Net income would be adjusted for any dividends on the Convertible Preferred Stock and the interest expense on the Exchangeable Notes. Fully diluted earnings per share amounts are not presented because the effect of such inclusion would be to increase earnings per share. Shares issuable under employee stock options and the warrant agreement (See Note 4) are excluded from the weighted average number of shares on the assumption that their effect is not dilutive because the market price of the stock did not exceed the exercise price for the reporting period.

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

Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale as required under GAAP. The net carrying value of assets currently being marketed for sale at September 30, 1996 is $23.8 million. There is also $21.6 million of debt secured by the properties which is expected to be retired from the sale proceeds. For the nine month period ended September 30, 1996, these properties contributed approximately $3.0 million of revenue and incurred a loss of ($276,000) after deducting related interest expense on the debt associated with the properties. For the nine month period ended September 30, 1995 these properties contributed approximately $3.7 million of revenue and $146,000 of net income after deducting related interest expense.

The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

3.       Restricted Cash

In connection with the sale of the $95 million collateralized commercial mortgage notes, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts to approximately $3.8 million at September 30, 1996.

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

Holders of the Exchangeable Notes, subject to certain conditions, were required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes. Each share of Series A Preferred will be convertible into shares of the Company's Common Stock at a conversion price equal to $9.00 per share (the "Conversion Price"). Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred (the "Common Stock Equivalent Dividend").

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred in exchange for notes with an aggregate principal amount of $20 million (net of issue cost of $823,000). The 800,000 shares of the Series A Preferred are convertible, at the option of the holder, into 2,222,222 shares of the Company's Common Stock.

Under the Note Purchase Agreement, the Senior Notes were placed at 97% of their face amount, mature on the second anniversary of the initial funding of the Exchangeable Notes, and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity. As of September 30, 1996, unsecured Senior Notes in the amount of $5.0 million (net of discount of $156,000) were sold pursuant to the Note Purchase Agreement. The resulting discount on the Senior Notes is being amortized to interest expense over the term of the notes.

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

                                FAC Realty, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.       Notes Payable - continued

In lieu of the remaining $5.0 million Exchangeable Note commitment, on November 12, 1996, the Company issued to designees of Blackacre additional Senior Notes in the amount of $2.5 million. The Senior Notes were issued at face value with detachable warrants for the purchase of 100,000 shares of Common Stock of the Company. The Senior Notes and warrants were issued with terms and conditions similar to the existing Senior Notes and warrants. Each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share.

Bank Line of Credit

On April 30, 1996, the Company closed on a new $75 million credit facility from Bank One, Dayton. The terms of the credit facility are for a period of two years bearing interest at a rate of LIBOR plus 2.75%. The $75 million credit facility contains various financial covenants which include maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which is deemed to include the $20 million of Convertible Preferred Stock. Additionally, the covenants preclude the Company from paying dividends in excess of 85% of FFO, as defined in the Company's Prospectus dated December 16, 1993, for any fiscal quarter. The new credit facility was used to refinance the Company's existing line of credit and repay $6 million in short-term promissory notes. As a result, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the accompanying consolidated statements of income.

5.       Commitments and Contingencies

VF Corporation Expansions

The agreement pursuant to which the Company acquired 21 of the properties in 1993 from the VF Corporation requires, subject to certain conditions, that the Company complete during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provides for periodic payments to VF Corporation aggregating approximately $21.7 million if the expansions of the VF properties are not completed on a timely basis. This amount is reduced as the expansions of the VF centers are completed. Three expansions totaling approximately 97,000 square feet were completed in 1994 and two additional expansions approximating 100,000 square feet were completed in 1995. As of September 30, 1996, the Company has completed two additional expansions in Story City, Iowa and Nebraska City, Nebraska totalling 48,000 square feet and is nearing completion of a 58,000 square foot expansion at its Tupelo, Mississippi outlet center. The Company has to complete two more expansions to satisfy its remaining obligation under its commitment to VF Corporation. If all these expansions are not completed as planned under the terms of the original commitment, payments of $4.5 million to VF Corporation would be due and payable of which $2.0 million is reflected in the financial statements as a short term note payable bearing interest at 8% per annum due and payable on December 31, 1996. The $2.0 million obligation to VF Corporation represents tenant allowances with respect to the final three expansions

                                FAC Realty, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5.       Commitments and Contingencies - continued

VF Corporation Expansions - continued

uncompleted as of September 30, 1996. Under the terms of the agreement, at completion of an expansion at a particular center and upon payment to VF Corporation of the tenant allowance, VF Corporation will renew its lease for its original term as of that date. Although the agreement required completion of all expansions by June 1996, the Company and VF Corporation are presently in negotiation to amend that requirement.

Developments and Expansions

As of September 30, 1996 the Company has delivered a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 48,000 square feet at Story City, Iowa and Nebraska City, Nebraska. The anticipated cost of these projects is $35.9 million of which $33.0 million has been expended as of September 30, 1996 and has been reclassified from the properties under development category for financial statement purposes. The remaining $2.9 million anticipated cost represents estimated tenant buildouts and allowances. The Company is currently expanding Smithfield, North Carolina and Tupelo, Mississippi at a total estimated cost of approximately $6.4 million of which $4.5 million has been expended. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is indicated, the Company anticipates delivery of this property by the summer of 1998.

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

RRI for itself and on behalf of OPERS has made a demand for payment with respect to a $5.0 million promissory note (the "Note") issued by the Company in connection with the Company's proposed purchase of the factory outlet centers and other properties owned by OPERS. The Note is payable only upon the occurrence of certain conditions relating to termination of the definitive acquisition agreements, some of which conditions the Company asserts were not satisfied. The Company's management intends to continue to pursue negotiations with RRI to settle this claim. To date, these discussions have focused on payment by the Company of a portion of the actual costs incurred by RRI, OPERS and certain affiliates in connection with the transaction. If these settlement discussions fail, management intends to defend vigorously any ensuing arbitration or litigation. While no assurance can be given as to the outcome of any such arbitration or litigation, the Company believes it has meritorious defenses to the payment of the Note.

                                FAC Realty, Inc.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Restricted Stock Plan

The Company established the Factory Stores of America, Inc. 1996 Restricted Stock Plan (the "Restricted Plan") to give the Executive Compensation Committee ("Committee") more flexibility in designing equity- based compensation arrangements to attract, motivate and retain executives and other key employees. The Company has reserved 350,000 shares of Common Stock for issuance thereunder. The Restricted Plan, which is administered by the Committee, provides for the grant of restricted stock awards to any new or existing employee of the Company, including executive officers. Awards under the Restricted Plan typically will be subject to a three-year vesting schedule commencing on the first anniversary of the date of grant. The Restricted Plan also permits the Committee to customize the vesting schedule by deferring the commencement date, lengthening the standard vesting period and/or conditioning vesting upon the achievement of specified performance goals. In 1996, the Company granted and issued 218,208 shares of restricted stock to certain executive officers and other key employees at no purchase cost to the employees. 180,000 shares granted to two executive officers will vest in five equal annual installments, provided each executive continues to be employed by the Company, commencing on the later to occur of (i) the average closing price of the Common Stock of the New York Stock Exchange being $16.00 or more per share for any five consecutive trading days or (ii) December 14, 2001. Vesting on 2,000 shares will occur in two equal annual installments commencing February, 1996. The remaining 36,208 shares will vest in three equal installments commencing at various dates starting in April, 1997. The employees are entitled to receive dividends on unvested shares of restricted stock with the exception of the two executive officers who are entitled only if such dividends are reinvested (on an after-tax basis) to purchase additional shares of Common Stock. The market price for the shares on the date of issue was $2.18 million. The issuance of the shares has been reflected in the Company's financial statements as an increase to Common Stock and Additional Paid In Capital of $2,000 and $2,178,000, respectively, with an offsetting amount in the stockholders' equity section labeled deferred compensation. The deferred compensation expense will be recognized as compensation expense ratably over the vesting periods.


In October, the Company granted and issued 94,384 shares of restricted stock to certain executive officers at no purchase cost to the employees, 90,000 shares will vest over ten years, 27,000 shares in August 1999 and 9,000 shares annually thereafter. The remaining 4,384 shares will vest in three equal installments commencing in August 1997.

7.  Subsequent Events

Dividend Declaration

On October 17, 1996, the Board of Directors declared a dividend of $0.25 per share on its common and preferred stock outstanding, payable to stockholders of record on October 29, 1996. The total amount of the common dividend, $3,018,132 was paid on November 12, 1996. Pursuant to the terms of the Series A Convertible Preferred Stock, dividends of $555,556 were paid on November 12, 1996 to the preferred stockholders.

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

General Overview

The Company has grown by selectively expanding, developing and acquiring factory outlet centers. At September 30, 1996, the Company operated 36 factory outlet centers with 4,757,000 square feet of GLA in 21 states, compared to 35 centers with 4,334,000 square feet of GLA at September 30, 1995. Weighted average square feet of GLA for the nine months ended September 30, 1996 and 1995 was 4,617,000 and 4,288,000, respectively.

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

During 1995, the Company delivered approximately 100,000 square feet of expansion space to tenants in Mesa, Arizona and Draper, Utah. Additionally, the Nashville Center, located in Nashville, Tennessee, is a factory outlet center being developed in four phases. In September 1995, the Company opened Phase III which contains approximately 26,000 square feet of GLA. Phase I, which contains approximately 167,500 square feet of GLA, opened in October 1993 and phase II, containing approximately 92,000 square feet of GLA opened in August 1994.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

General Overview - continued

During the second quarter of 1995, the Company began expansion of its Smithfield, North Carolina factory outlet center. When completed, the expansion project will add an additional 103,000 square feet of GLA to the existing center. Approximately 48,000 square feet of this expansion opened in November 1995 with the remainder opening in October of 1996.

Throughout 1995 and 1996, the Company continued development of the new 288,000 square foot outlet center in Branson, Missouri. This center, which was delivered in the third quarter of 1996 is the Company's largest development to date, is more than 71% committed and features a wide range of nationally-recognized manufacturers including Reading China & More, VF Factory Outlet, Westpoint Stevens, and Spiegel.

As of September 30, 1996, the Company has completed two additional expansions totaling 48,000 square feet (Nebraska City, Nebraska - 26,300 square feet; Story City, Iowa - 21,700 square feet) and is nearing completion of a 58,000 square foot expansion at its Tupelo, Mississippi outlet center, which are being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June 1993.

The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated. Percentage rent represents an amount the tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Overage rent is a function of the sales volumes of various tenants. At the time a lease is negotiated a "break point" is agreed to in the lease. For sales in excess of the breakpoint, tenants pay a specified percentage of these sales as overage rent in addition to their base rent. Expense recoveries from tenants relate to the portion of the property's operating expenses for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., these anchor tenants are obligated to pay only certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain of the operating expenses. While many of the Company's leases are triple net leases, whereby the tenants are obligated for their pro-rata share of the centers' real estate taxes, insurance, utilities, common area maintenance charges and contribute to the marketing fund, as of September 30, 1996, approximately 24% of the leased GLA of the Company's factory outlet centers is leased to tenants whereby the Company is obligated to pay all utilities and other operating expenses of the applicable factory outlet center.

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

Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not included in the calculation of FFO. All prior period FFO results of the company have been retroactively restated so that reported FFO in 1996 will be comparable to prior periods.

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

Results of Operations

Nine Months Ended September 30, 1996 compared to the Nine Months Ended September 30, 1995.

The Company reported income from operations of $242,000, or $0.02 per share, for the nine months ended September 30, 1996 compared to $7.1 million, or $0.60 per share, for the comparable period in 1995. Income from operations for the 1996 nine month period was less than that of 1995 by $6.8 million, or $0.58 per share. As more fully described below, this reduction was primarily due to higher interest expense, depreciation and amortization charges, operating costs and lower recoveries from tenants of operating expenses and reduced contribution from the properties held for sale.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

FFO for the nine months ended September 30, 1996 was $11.1 million, or $0.83 per share, assuming full dilution. This compares to $15.7 million, or $1.33 per share, for the nine months ended September 30, 1995. Factors that had a negative impact on 1996 FFO and contributed to the decrease were: (a) $2.8 million, or $0.24 per share, in higher interest expense due to a higher average borrowing level; (b) $1.5 million, or $0.13 per share, in higher property operating cost on a weighted average square foot basis due to higher property insurance and center marketing cost as well as lower recoveries of operating expenses from tenants as described below; (c) $0.4 million, or $0.04 per share, in reduced contribution from properties held for sale plus (d) the dilutive effect ($0.10 per share) of the increase in the weighted average shares outstanding principally the result of the issuance of the Convertible Preferred Stock. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $21.7 million for the nine months ended September 30, 1996, a decrease of $2.1 million, or 9%, from $23.8 million for the same period in 1995. The decrease was due primarily to the higher property operating cost and reduced recoveries from tenants noted above and lower contribution from the Company's properties held for sale.

Base and percentage rent for the nine month period decreased slightly to $29.4 million in 1996 from $29.5 million in 1995. Percentage rent includes both percentage and overage rent amounts due from tenants. Base rent before adjustment for straight line rent and the provision for doubtful accounts increased $0.1 million or 0.4% to $27.1 million for the nine month period in 1996 when compared to 1995, although the Company's weighted average square feet of GLA in operation increased 8%. This is primarily the result of conversion of certain leases from base rent to percentage only in certain centers that are experiencing a downward trend in tenant sales or center occupancy, declining rents on renewals at certain properties and lower average center occupancy levels principally attributable to the centers held for sale. Base rental revenue for the period ended September 30, 1996 includes a charge to the reserve for uncollectible tenant accounts of $393,000. There was not a similar reserve charge taken in the nine months ended September 30, 1995.

Percentage and overage rent increased $0.8 million or 42%, to $2.8 million for the period ended September 30, 1996 compared to 1995. Percentage rent represents amounts whereby the tenants are obligated to pay based solely on a percentage of the tenants' gross sales in lieu of base rents. Overage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a breakpoint agreed to in the lease. On a weighted average square foot basis, percentage and overage rent increased for the period ended September 30, 1996 32% to $0.61 in 1996 from $0.46 in 1995, reflecting in part the conversion of certain leases described above. Additionally, $0.3 million of the increase resulted from how the Company recognizes estimated revenues for percentage and overage rents. The percentage rents, which are based on expected sales levels for the tenants, are recorded in equal monthly amounts over the year similar to the treatment of base rent. For overage rent purposes, the Company recognizes each revenue ratably over the year based on expected sales levels for the tenants estimated to have sales in excess of their breakpoint. This methodology reduces fluctuation in rent recognition from quarter to quarter.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, decreased for the period ended September 30, 1996 to $10.0 million from $10.2 million in 1995. On a weighted average square foot basis, recoveries from tenants decreased to $2.16 for the nine months in 1996 from $2.38 in 1995, or 9%. For the nine month period ended September 30, 1996, the average recovery of property operating expenses decreased from 78% in 1995 to 68% in 1996. The reduction in the recovery percentage was the result of: (a) property operating expenses increasing as discussed below, (b) a decrease in the average portfolio occupancy percent for the nine month period from 91.6% in 1995 to 88.9% in 1996 (excluding properties under development), and (c) the conversion of certain leases from triple net to percentage only as stated above. Approximately 24% of the leased GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable factory outlet center as compared to 16% in September of 1995.

Other income for the nine month period was $1.0 million in 1996 compared to $0.6 million in 1995 and primarily represented higher interest income and lease termination settlements.

Operating expenses increased $1.5 million, or 12%, to $14.7 million in 1996 from $13.2 million in 1995. The increase was higher than the 8% increase in the Company's weighted average square feet of GLA in operation of 4.6 million square feet in 1996 from 4.3 million square feet in 1995. The increase in operating expenses was principally due to an increase in the weighted average cost per square foot to operate the properties. On a weighted average square foot basis, operating expenses increased 4% from $3.07 for the nine months in 1995 to $3.18 in 1996. This was due principally to a $0.11 per square foot increase in 1996 operating cost attributable to center marketing ($0.05), property insurance ($0.03) and CAM cost ($0.02).

General and administrative cost for the nine month period increased $0.3 million, or 12%, to $4.0 million in 1996 from $3.7 million in 1995. The increase was due principally to lower capitalization of leasing and related costs ($0.6 million), higher personnel costs ($0.1 million) and professional fees ($0.5 million) offset by the savings associated with the termination in December of 1995 of the 1996 NASCAR motorsports program and plane lease ($1.3 million). On a weighted average square foot basis, general and administrative expenses decreased 1.4% to $0.86 for the nine month period in 1996 from $0.87 in 1995.

Depreciation and amortization increased as a result of the larger portfolio of properties in operation during 1996. On a weighted average square foot basis, depreciation and amortization increased 11% to $2.26 in 1996 from $2.04 in 1995 reflecting the higher land and construction costs on the Company's recent projects and more tenant demands such as increased tenant improvements.

Interest expense for the nine months ended September 30, 1996 increased by $3.4 million, or 44%, to $11.0 million compared to $7.6 million for the same period in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995 and the infusion in April, 1996 of $20 million in capital from Gildea Management Company, initially in the form of Exchangeable Notes, as more fully described in footnote 4 of Part 1, "Notes to Consolidated Financial Statements". On a weighted average basis

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

(excluding the Exchangeable Notes), debt outstanding and the average interest cost were approximately $179.2 million and 8.2%, respectively, for the nine month period in 1996 compared to $135.4 million and 8.7%, respectively, in 1995. Amortization of deferred financing cost amounted to $1.0 million for the nine month period in 1996 and $0.8 million in 1995. The Company capitalized interest cost associated with its development projects of $1.6 million for the nine month period in 1996 and $2.0 million in 1995. Associated with the refinancing of the Company's existing line of credit, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the Consolidated Statements of Income.

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

Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale as required under GAAP. The net carrying value of assets currently being marketed for sale at September 30, 1996 is $23.8 million. There is also $21.6 million of debt secured by the properties which is expected to be retired from the sale proceeds. For the nine month period ended September 30, 1996, these properties contributed approximately $3.0 million of revenue and incurred a loss of ($276,000) after deducting related interest expense on the debt associated with the properties. For the nine month period ended September 30, 1995, these properties contributed approximately $3.7 million of revenue and $146,000 of net income after deducting related interest expense on the debt associated with the properties. The reduction in the performance is principally due to the lower occupancy level in 1996 as compared to 1995 existing at certain centers held for sale.

The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

The Company reported a loss from operations of ($0.2 million), or $(0.01) per share, for the three months ended September 30, 1996 compared to income of $2.1 million, or $0.18 per share, for the comparable period in 1995. Income from operations for the 1996 nine month period was less than that of 1995 by $2.3 million, or $0.19 per share. As more fully described below, this reduction was primarily due to higher interest expense, depreciation and amortization charges, operating costs and lower recoveries from tenants of operating expenses.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

FFO for the three months ended September 30, 1996 was $3.8 million, or $0.27 per share, on a fully diluted basis. This compares to $5.2 million, or $0.44 per share, for the three months ended September 30, 1995. Factors that had a negative impact on 1996 FFO and contributed to the decrease were: (a) $1.0 million, or $0.07 per share, in higher interest expense due to a higher average borrowing level; (b) $0.7 million, or $0.05 per share, in reduction in revenue from the decrease in expense recoveries from tenants as a percentage of property operating expenses and higher property operating cost as described below plus
(d) the dilutive effect ($0.04 per share) of the increase in the weighted average shares outstanding principally the result of the issuance of the Convertible Preferred Stock. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.6 million for the three months ended September 30, 1996, a decrease of $0.7 million, or 9.0%, from $8.3 million in 1995. The decrease was due primarily to the reduction in expense recoveries from tenants and higher property operating cost on a weighted average square foot basis as detailed below.

Base and percentage rent was unchanged at $10.1 million for the three months ended September 30, 1996. Base rent before adjustment for straight line rent and reserve for doubtful accounts increased $0.1 million or 0.7% to $9 million in 1996 when compared to 1995, although the Company's weighted average square feet of GLA in operation increased 9.4% to 4.7 million square feet. This is primarily the result of the reasons noted in the discussion of the results for the nine month periods. Base rental revenue in 1996 includes a charge to the reserve for uncollectible tenant accounts of $136,000. There was not a similar reserve charge taken in the three months ended September 30, 1995.

Percentage rent increased $0.4 million or 50%, to $1.2 million for the third quarter in 1996 as compared to the third quarter 1995, principally for the reasons noted in the discussion of the nine month results.

Recoveries from tenants decreased in the third quarter 1996 by $0.3 million. On a weighted average square foot basis, recoveries from tenants decreased to $0.74 for the three months in 1996 from $0.87 in 1995, or 15%. For the three month period ended September 30, 1996, the average recovery of property operating expenses decreased from 80% in 1995 to 67% in 1996. The reduction in the recovery percentage was the result of a decrease in the average portfolio occupancy percent for the three months from 91.4% in 1995 to 87.3% in 1996 (excluding properties under development), higher operating cost and the conversion of certain triple net leases to percentage only as mentioned above.

Other income of $0.5 million the third quarter in 1996 primarily represented interest income and lease termination settlements.

Operating expenses increased $0.6 million, or 12%, to $5.3 million in the third quarter 1996 from $4.7 million in 1995. The increase was greater than the 9% increase in the growth in the Company's weighted average square feet of GLA in operation of 4.7 million square feet in 1996 from 4.3 million square feet in 1995. On a weighted average square foot basis, operating expenses were $1.11 for the three months in 1996 compared to $1.09 in 1995. The increase was due primarily to higher center marketing cost for the 1996 quarter.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

General and administrative cost was approximately $1.2 million in the third quarter 1996 and $1.3 million in 1995. On a weighted average square foot basis, general and administrative expenses decreased 13% to $0.26 for the three months in 1996 from $0.30 in 1995. Components of general and administrative cost experienced increases which were due principally to lower capitalization of leasing and related costs ($0.3 million) and higher professional fees ($0.2 million) which were offset by the savings associated with the termination of the 1996 NASCAR motorsports program ($0.3 million) and leased plane costs ($0.1 million).

Depreciation and amortization increased as a result of the larger portfolio of properties in operation during 1996. On a weighted average square foot basis, depreciation and amortization increased 16% to $0.83 in 1996 from $0.72 in 1995 reflecting the higher land and construction costs on the Company's recent projects and more tenant demands such as increased tenant improvements.

Interest expense for the three months ended September 30, 1996 increased by $1.0 million, or 37%, to $3.8 million compared to $2.8 million for the same period in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995 and the infusion in April 1996 of $20 million in Convertible Preferred Stock from Gildea Management Company, initially in the form of Exchangeable Notes. On a weighted average basis (excluding of the Exchangeable Notes), debt outstanding and the average interest cost were approximately $182.7 million and 8.3%, respectively, for the period in 1996 compared to $154.2 million and 8.2%, respectively, in 1995. Amortization of deferred financing cost amounted to $0.4 million in 1996 and $0.3 million in 1995. The Company capitalized interest cost associated with its development projects of $0.5 million in 1996 and $0.7 million in 1995.

For the three month period ended September 30, 1996, the properties held for sale contributed approximately $1.0 million of revenue and incurred a loss of ($119,000) after deducting related interest expense on the debt associated with the properties. For the three month period ended September 30, 1995, these properties contributed approximately $1.1 million of revenue and incurred a loss of ($115,000) after deducting related interest expense on the debt associated with the properties.

Liquidity and Capital Resources

The Company's cash and cash equivalents balance at September 30, 1996 was approximately $10.6 million compared to $1.6 million at December 31, 1995. The increase is due principally to the infusion of $20 million of Convertible Preferred Stock from Gildea Management Company in April, 1996. Restricted cash, as reported in the financial statements, is approximately $3.8 million. In connection with the Company's $95 million rated debt securitization, the Company is required to escrow a portion of the securitization proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Net cash provided by operating activities was $5.2 million for the nine months ended September 30, 1996. Net cash used in investing activities was $14.0 million for the nine months ended September 30, 1996. The primary use of these funds included: $9.5 million in construction cost, principally $8.6 million for properties currently under development, $0.3 million toward completion of 1995 expansion projects and $0.6 million towards normal recurring capital expenditures; $1.4 million for new financing costs; $4.2 million for re-tenanting, lease renewal and leasing costs; offset partially by $1.0 million reduction in restricted cash. Net cash provided by financing activities was $17.7 million for the nine months ended September 30, 1996. The principal source of such funds was $37.2 million of new borrowings, as described below. Funds generated through financing activities were offset by payments of $7.4 million towards scheduled debt principal repayment and $12.0 million for distribution to stockholders.

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

As a result of the Company's pursuit of the acquisition, the Company incurred direct costs approximating $4.5 million related to the performance of due diligence and indirect obligations of $2.0 million associated with certain severance agreements. As of September 30, 1996, approximately $2.7 million of the obligations remain outstanding.

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

In April, Exchangeable Notes with aggregate principal amounts of $20 million (net of issue cost of $823,000) and unsecured Senior Notes in the amount of $5.0 million (net of discount of $156,000) were sold pursuant to the Note Purchase Agreement.

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

In lieu of the remaining $5.0 million Exchangeable Note commitment, on November 12, 1996, the Company issued to designees of Blackacre additional Senior Notes in the amount of $2.5 million. The Senior Notes were issued at face value with detachable warrants for the purchase of 100,000 shares of Common Stock of the Company. The Senior Notes and warrants were issued with terms and conditions similar to the existing Senior Notes and warrants. Each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share.

On April 30, 1996, the Company closed on a $75 million credit facility from Bank One, Dayton. The terms of the credit facility are for a period of two years bearing interest at a rate of LIBOR plus 2.75%. The new credit facility was used to refinance the Company's existing line of credit and repay $6 million in short-term promissory notes. The $75 million credit facility contains various financial covenants which include maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which is deemed to include the $20 million of Convertible Preferred Stock. Additionally, the covenants preclude the Company from paying dividends in excess of 85% of FFO, as defined in the agreement, for any fiscal quarter. At September 30, 1996, the Company was in compliance with all such covenants.

As of September 30, 1996 the Company has delivered a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 48,000 square feet at Story City, Iowa and Nebraska City, Nebraska. The anticipated cost of these projects is $35.9 million of which $33.0 million has been expended as of September 30, 1996 and has been reclassified from the properties under development category for financial statement purposes. The remaining $2.9 million anticipated cost represents estimated tenant buildouts and allowances. The Company is currently expanding Smithfield, North Carolina and Tupelo, Mississippi at a total estimated cost of approximately $6.4 million of which $4.5 million has been expended. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is indicated, the Company anticipates delivery of this property by the summer of 1998.

In addition, the agreement pursuant to which the Company acquired 21 of the properties in 1993 from the VF Corporation requires, subject to certain conditions, that the Company complete during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provides for periodic payments to VF Corporation aggregating approximately $21.7 million if the expansions of the VF properties are not completed on a timely basis. This amount is reduced as the expansions of the VF centers are completed. Three expansions totaling approximately 97,000 square feet were completed in 1994 and

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

two additional expansions approximating 100,000 square feet were completed in 1995. As of September 30, 1996, the Company has completed two additional expansions in Story City, Iowa and Nebraska City, Nebraska, as described above, and is nearing completion of a 58,000 square foot expansion at its Tupelo, Mississippi outlet center. The Company is required to complete two more expansions to satisfy its remaining obligation under its commitment to VF Corporation. If all these expansions are not completed as planned under the terms of the original commitment, payments of $4.5 million to VF Corporation would be due and payable, of which $2.0 million is reflected in the accompanying financial statements as a short term note payable. The $2.0 million obligation to VF Corporation represents tenant allowances with respect to the final three expansions uncompleted as of September 30, 1996. Under the terms of the agreement, at completion of an expansion at a particular center and upon payment to VF Corporation of the tenant allowance, VF Corporation would renew its lease for its original term as of that date. Although the agreement required completion of all expansions by June 1996, the Company and VF Corporation are presently in negotiation to amend that requirement.

Although total tenant retail sales at Company centers increased 7.7% in the first nine months of 1996 compared to 1995, tenant sales on a comparative store basis decreased approximately 3.5% in 1996 compared to 1995, as compared to a 1.3% decline for the industry as reported by Value Retail News. Lower tenant sales may have a continuing adverse effect on tenant plans for new store openings or lease renewals and which may adversely affect the Company's ability to capitalize and defer a portion of its direct leasing and development overhead costs to the extent that the Company does not reduce such overhead costs and may have an adverse impact on earnings.

The Company's current expansion and development plans are subject to certain risk and uncertainties; including, but not limited to economic conditions in the retail industry, future real estate market conditions; the availability of financing; and the risk associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities. There can be no assurance that the planned development and expansions will occur according to current schedules or that, once commenced, such development and expansion will be completed.

Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, distributions to stockholders, and planned development and construction activities. The $27.5 million raised through the private placement with Gildea and Blackacre is being used to fund the 1996 developments and expansions, repay certain debt obligations, settle the remaining obligations associated with the termination of the OPERS factory outlet acquisition agreements and provide additional working capital. Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the Company anticipates retaining enough operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as, capital expenditures to maintain the quality of its existing centers.

FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

The terms of the $75 million credit facility limit the amount of distributions to common stockholders which the Company may make in any fiscal quarter. On April 9, 1996, July 2, 1996 and October 17, 1996 the Board of Directors declared cash dividends of $0.25 per share. This represents a dividend payout ratio as a percentage of Funds from Operations ("FFO") of 90.2% for the nine month period ended September 30, 1996. Under the FFO definition as prescribed in the credit agreement, this represents a dividend payout ratio of 80.2%, which is in compliance with the terms of the credit facility. The Board anticipates reviewing its dividend policy on a quarterly basis in light of actual results of operation, compliance with loan covenants, and other factors.

                                FAC Realty, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

In May 1995, NAREIT issued an interpretive letter providing guidance as to the use and intent of its definition of FFO. Among other things, the letter clarifies that the amortization of deferred financing costs and depreciation of assets not uniquely significant to real estate should be excluded from total depreciation and amortization added back to net income in calculating FFO. All REIT's are encouraged to implement the recommendations of the letter no later than fiscal periods beginning in 1996. The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly entitled measures of other reporting companies. The Company has adopted the new NAREIT definition of FFO beginning January 1, 1996. Below is a calculation of FFO for the nine months ended September 30, 1996 and 1995 under the old method and under the new definition as if the Company had adopted such definition as of January 1, 1995.


                         Nine Months Ended September 30
                                 (In thousands)

                                                                     New Method                     Old Method
                                                                1996            1995           1996            1995
                                                                ----            ----           ----            ----
Net Income                                                    $    176        $ 7,417       $     176       $  7,417
Extraordinary item - loss on debt
   extinquishment                                                  103              -             103              -
Gain on sale of real estate                                       (37)          (345)            (37)          (345)
Interest on Exchangeable Notes                                     553              -             553              -
Compensation under restricted stock plan                            75              -              75              -
 Add:   Depreciation and amortization of
               assets related to real estate                    10,247          8,608          10,247          8,608
        Other depreciation and amortization                          -              -             205            135
        Amortization of deferred finance cost                        -              -           1,044            830
                                                          ------------   ------------       ---------       --------
Funds From Operations                                        $  11,117        $15,680       $  12,366        $16,645
                                                             =========        =======       =========        =======
Weighted Average Shares Outstanding -
    Fully Diluted                                               13,425         11,814          13,425         11,814
                                                            ==========       ========      ==========       ========


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

In April, 1996, Exchangeable Notes with an aggregate principal amount of $20 million and unsecured Senior Notes in the amount of $5 million were sold pursuant to the Note Purchase Agreement.

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred in exchange for notes with an aggregate principal amount of $20 million. The 800,000 shares of the Series A Preferred are convertible, at the option of the holder, into 2,222,222 shares of the Company's Common Stock.

In lieu of the remaining $5.0 million Exchangeable Note commitment, on November 12, 1996, the Company issued to designees of Blackacre additional Senior Notes in the amount of $2.5 million. The Senior Notes were issued at face value with detachable warrants for the purchase of 100,000 shares of Common Stock of the Company. The Senior Notes and warrants were issued with terms and conditions similar to the existing Senior Notes and warrants. Each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share.

Item 5.    Other Information

Dividend Declaration

On October 17, 1996, the Board of Directors declared a dividend of $0.25 per share on its common and preferred stock outstanding, payable to stockholders of record on October 29, 1996. The total amount of the common dividend, $3,018,132 was paid on November 12, 1996. Pursuant to the terms of the Series A Convertible Preferred Stock dividends of $555,556 were paid on November 12, 1996 to the preferred stockholder. The Board intends to review its dividend policy on a quarterly basis in light of actual results of operations, compliance with loan covenants, and other factors.

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

                                FAC Realty, Inc.



 Item 5.   Other Information - continued

Forward-Looking Statements - continued

general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers.

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

b)       Reports on Form 8-K

On April 17, 1996, the Company filed a Current Report on Form 8-K dated April 2, 1996, reporting that the Company entered into an agreement with Blackacre Bridge Capital, L.L.C. and Gildea Management Company providing for the issuance of up to $25 million in unsecured exchangeable notes (the "Exchangeable Notes") and up to $5 million in unsecured senior notes (the "Senior Notes"). No financial statements were filed with this Form 8-K.

On July 10, 1996, the Company filed a current report on Form 8-K dated June 27, 1996, reporting that at the June 27, 1996 Annual Meeting of Stockholders of Factory Stores of America, Inc. (the "Company")

                                FAC Realty, Inc.

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





                                   FAC Realty, Inc.


Date:  November 13, 1996          By /s/ Patrick M. Miniutti
                                     ------------------------
                                     Patrick M. Miniutti
                                     Executive Vice President and Chief Financial Officer
                                     (Principal Financial Officer)



Date:  November 13, 1996         By /s/ John N. Nelli
                                    ------------------
                                     John N. Nelli
                                     Senior Vice President, Chief Accounting Officer and
                                     Treasurer
                                     (Principal Accounting Officer)
