Form 10-K
period 1996-12-12
FACTORY STORES OF AMERICA INC
filed 1997-04-15
CIK 899757

FORM 10-K
                       Securities and Exchange Commission
                             Washington, D.C. 20549

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                                       or
            ( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         Commission File Number 1-11998

                                FAC REALTY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 DELAWARE
 (STATE OR OTHER JURISDICTION OF                        56-1819372
 INCORPORATION OR ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

             11000 Regency Parkway
            Third Floor, East Tower
             Cary, North Carolina                    27511
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


                                 (919) 462-8787

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                               TITLE OF EACH CLASS

                          Common Stock, $.01 par value

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

                             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31,1997, was approximately $65,900,000.

As of March 31,1997, there were 12,103,155 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                FAC REALTY, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                      Page
                                     PART I

Item 1        -    Business                                            1

Item 2        -    Properties                                          7

Item 3        -    Legal Proceedings                                  15

Item 4        -    Submission of Matters to a Vote of
                   Security Holders                                   15

                                     PART II

Item 5        -    Market for the Registrant's Common Equity
                   and Related Stockholder Matters                    16

Item 6        -    Selected Financial Data                            16

Item 7        -    Management's Discussion and Analysis of
                   Financial Condition and Results of Operation       19

Item 8        -    Financial Statements and Supplementary
                   Data                                               28

Item 9        -    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure             28

                                    PART III

Item 10       -    Directors and Executive Officers of
                   the Registrant                                     29

Item 11       -    Executive Compensation                             31

Item 12       -    Security Ownership of Certain Beneficial
                   Owners and Management                              35

Item 13       -    Certain Relationships and Related
                   Transactions                                       36

                                     PART IV

Item 14       -    Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                            37

                                     PART I

ITEM 1 - BUSINESS

GENERAL

              FAC Realty, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), is one of the nation's largest owners and operators of factory outlet centers. The Company is vertically integrated, providing development, construction management, leasing, marketing and asset management services. As of December 31, 1996, the Company owned and operated 36 factory outlet centers (the "Properties") located in 21 states containing an aggregate of approximately 4.9 million square feet of gross leasable area ("GLA"). The Properties are tenanted primarily by large manufacturers of widely recognized, traditional brand name merchandise such as VF Factory Outlet, Inc. (Lee, Wrangler, Jantzen, Jansport, Vanity Fair and Health-tex), 9 West (Easy Spirit and Enzo), Sara Lee Corporation (L'eggs, Hanes, Bali, Playtex, Coach and Champion), Phillips-Van Heusen Corporation (Bass, Van Heusen and Geoffrey Beene), Levi Strauss & Co. (Levi's), Nike, Inc., Revlon Inc. (Prestige Fragrance), Bugle Boy Industries, Inc., Reebok International, Ltd., LCI Holdings (Liz Claiborne), Dinnerware Plus, Inc. (Mikasa) and WestPoint Stevens (Martex).

              In June 1993, the Company completed its initial public offering (the "IPO") which combined (i) four partnerships, each of which had developed, acquired and owned one factory outlet center (collectively, the "CP Properties"), (ii) a fifth partnership formed to develop an additional factory outlet center, and (iii) certain assets of North-South Management Corporation, which had managed the CP Properties since 1988. Prior to or concurrently with the completion of the IPO, the Company (i) acquired the CP Properties and (ii) acquired 21 factory outlet centers from VF Corporation (the "VF Properties") totaling 1,725,000 square feet. In December 1993, the Company used the proceeds of a secondary public offering to purchase six additional factory outlet centers totaling 908,000 square feet from entities and individuals constituting the Willey Creek Group, at that time one of the largest private owners and operators of factory outlet centers in the country. In addition, in June 1994, the Company purchased three additional properties totaling 451,412 square feet from the Willey Creek Group and in December 1994 acquired an expansion of one of the initial six Willey Creek properties. During 1995, the Company opened one additional outlet center and completed expansions of several others. In 1996, the Company completed the outlet center opened in 1995 and expanded four other centers. The Company ended 1996 with approximately 4.9 million square feet of GLA, up 5.1% from 4.6 million at December 31, 1995.

              The Company has elected to be treated as a REIT for Federal income tax purposes. The Company intends to continue to operate in the manner required to maintain its REIT status.

              RECENT EVENTS. As a result of its recent decision to diversify its portfolio, on March 27, 1997, the Company purchased five community shopping centers located in the Raleigh, North Carolina area for $32,300,000 from an unrelated third party. The centers total 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc., K-Mart Corporation, and Eckerd Drug. The acquisition was funded from the Company's line of credit facility and internal cash flow. As a result of the recent acquisition, the Company owns 41 shopping centers containing an aggregate of approximately 5.5 million square feet of GLA.

BUSINESS STRATEGY

              The Company's business strategy is to increase overall shareholder return through acquisition and portfolio diversification, expansion of its existing centers, selective development of new properties, and by increasing the value of its assets in the portfolio through proactive asset management, leasing, marketing and financial controls. The following is a brief description of the Company's current business strategy and philosophy .

              MANAGEMENT. The Company's senior and middle management team consists of a group of real estate professionals with over 410 years of collective shopping center experience. The team is headed by its new Chief Executive Officer, C. Cammack Morton. Since joining the Company, Mr. Morton has assembled a management team of seasoned veterans in finance/accounting, asset management, law, retail development, leasing and marketing. These new members of management bring years of experience and shopping center industry designations to the Company, along with relationships with factory outlet tenants, shopping center tenants, and the financial and investment community.

              ACQUISITION AND PORTFOLIO DIVERSIFICATION. The Company believes that retail concepts within the shopping center industry are merging, and that a diversified shopping center portfolio will provide opportunities for growth and overall return to shareholders. To implement this strategy, the Company intends to focus on selective acquisitions of retail centers. Retail centers may include, but are not limited to, community shopping centers, outlet centers, "power strip" centers and "power outlet" centers. The Company believes opportunities for the acquisition of retail centers exist, particularly in the southeastern United States. In such acquisitions, the Company looks for strong demographics and traffic counts, good visibility and access, as well as the potential for increase in cash flow through increasing rents, retenanting, remerchandising or future expansions. The Company intends to use its existing tenant relationships to assist in accomplishing its objectives.

              The recent acquisition of five community shopping centers from North Hills, Inc. is the beginning of implementation of the Company's diversification strategy. The North Hills properties meet the Company's acquisition criteria and their proximity to the Company's headquarters, together with the Company's knowledge of the market, should allow the Company to manage them with little increase in cost. Most importantly, the Company believes its existing tenant relationships should allow for not only remerchandising the existing centers, but at potentially better market rates.

              As the Company pursues its diversification strategy, it also intends to focus on attracting new tenants to its portfolio to offer a wider range of merchandise and amenities to consumers. These may include full-service restaurants, theaters, entertainment and hotels.

              EXPANSION AND IMPROVEMENTS TO EXISTING CENTERS. The Company intends to hold the majority of its Properties for long-term investment and, therefore, intends to continue selective expansion of its existing centers. The Company's philosophy is to expand its existing centers in response to tenant demand. Prior to commencement of an expansion, the Company requires a significant percentage of lease commitments. The Company believes that selective expansion allows it to take advantage of management's development experience and tenant relationships. During the past three years, the Company has added over 600,000 square feet of expansion space to its outlet centers.

              The Company's asset management team, which includes development, leasing, marketing, finance and property management, continually evaluates potential opportunities at its existing centers for further expansion, remerchandising, capital improvements and renovation, all in an effort to increase property value. The Company also monitors each center's sales, occupancy and overall performance. Properties which may be underperforming are considered for re-tenanting, change of use or sale. In addition, the Company intends to improve its ongoing program of regular maintenance, periodic renovation and capital improvement of existing facilities in an effort to increase property values and tenants' sales. The Company is replacing the energy management systems at certain Properties and is evaluating other Properties for cost-saving opportunities.

               The Company intends to fund these expansions and improvements primarily through its internally generated cash flow.

              DEVELOPMENT OF NEW PROPERTIES. The Company believes that opportunities continue to exist to attract tenants to newly developed factory outlet centers or community shopping centers (which may include both factory outlet tenants and regional or national off-price, grocery or other destination-type tenants). The Company intends to selectively develop centers on new sites in areas with access to major highways, good visibility and strong demographics, where a substantial percentage of lease commitments have been obtained from tenants. The Company looks for sites where it believes there is potential to expand. Accordingly, the Company generally acquires a minimum site area sufficient to develop the initial, and at least one additional phase of a project, plus sufficient contiguous property to be sold or otherwise developed for complementary uses.

              The Company is currently in the pre-development and marketing stage for a "power outlet" mall located in Lake Carmel, New York. The project is planned to contain in excess of 300,000 square feet of GLA and is planned to include "big box" users, which attract destination-oriented shoppers, as well as traditional outlets. If appropriate tenant interest is obtained, and the necessary agreements, permits and approvals are received, the Company intends to commence construction in the fall of 1997. No assurance can be given, however, that the project will be developed.

              FINANCING. The Company's policy is to finance its acquisitions, expansions and developments with the source of capital believed by management to be most appropriate, which may include undistributed cash flow, borrowings from institutional lenders, newly-issued equity securities, and debt securities on a secured or unsecured basis. The Company's philosophy is to use its Funds Available for Distribution, which the Company refers to as Funds Available for Reinvestment, to their greatest potential as a key source of financing. The Company's decision to use its cash flow in this fashion will result in a decrease in dividend distributions (See "Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters").

              In 1996, the Company issued convertible preferred stock in exchange for $20 million of new equity. It also recently completed a $150,000,000 credit facility with Nomura Asset Capital Corporation. The credit facility with Nomura is secured by 17 of the Company's Properties, plus an assignment of the excess cash flow from 18 additional Properties. The Nomura credit facility was used in part to repay existing indebtedness of approximately $84.5 million and may be utilized to expand existing properties, fund acquisitions of retail centers, and refinance existing indebtedness.

              Any additional debt financing, including additional lines of credit, may be secured by mortgages on the Properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on, or the amount of indebtedness that may be secured by, any particular property, however, current mortgage financing instruments do limit additional indebtedness on such properties.

              MARKETING. Management believes that the major goal of marketing is to maximize sales and increase the net asset value of the Properties. The Company has analyzed the Properties based on net operating income (NOI) and created a marketing strategy to prioritize the marketing and leasing needs of each center to better utilize marketing dollars. The marketing efforts are primarily focused on the larger centers located in markets with regional customer draw; such centers account for the vast majority of the Company's NOI. Each of the Properties has a marketing manager responsible for developing and implementing marketing strategies.

              Marketing plans for each center are prepared by the marketing manager for the merchants, as well as for internal use by the Company's leasing department. Each marketing plan details goals, strategies and tactics to create awareness, generate traffic and maximize sales at the Properties. Marketing efforts also include utilizing an advertising agency specializing in shopping center marketing, television, radio and print advertising, billboards, special events, promotions and a public relations program.

              On a corporate level, information packages and the Company's internet web site are continually updated in an effort to communicate more effectively with the investment community. The web site includes a guest book to monitor investment community interest.

              OPERATING PRACTICES. The Company is a vertically integrated real estate investment trust providing development, construction management, legal, leasing, marketing, finance and asset management services. The Company believes it can increase value to its shareholders by conducting the vast majority of these services in-house. Each area has been set up along functional lines, with the Company's property management and marketing areas being staffed by individuals with industry accreditations such as CSM (Certified Shopping Center Manager) and CMD (Certified Marketing Director).

              The Company's leasing department has also been staffed to address the Company's philosophy regarding the changing retail environment and the Company's diversification strategy. The staff has individuals experienced in all areas of retail leasing, such as factory outlets, power centers, community centers, regional malls and specialty centers. This breadth of experience has brought to the Company a broader range of tenant relationships to position the Company for growth.

              The Company believes that increased focus on financial controls and management information systems (MIS) will be critical over the next several years to enhance the analysis and communication of financial data. In order to accomplish this, the Company has staffed its finance area with professionals with specialized knowledge in real estate finance and acquisition analysis. The MIS department is in the process of enhancing the Company's systems to allow all personnel easy access to all financial and lease data in a concise format.

POLICIES WITH RESPECT TO CERTAIN ACTIVITIES

              The following supplements the discussion of the Company's primary management, portfolio diversification, expansion and improvements, development, financing, marketing and operations strategies set forth elsewhere in this report. The Company's policies with respect to those activities and the matters discussed below have been determined by the Board of Directors of the Company and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company. No assurance can be given that the Company's investment objectives will be attained or that the value of the Company will not decrease.

              INVESTMENT POLICIES. The Company may expand existing properties, develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. The Company also may participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. While the Company intends to emphasize equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests. The Company does not presently intend to invest in mortgages or deeds of trust, but it may invest in such instruments if management concludes that the Company may benefit from the cash flow or appreciation of the subject property. Subject to the percentage of ownership limitations and gross income tests which must be satisfied to qualify as a REIT, the Company also may invest in securities of concerns engaged in real estate activities or in securities of other issuers. The Company does not intend to invest in the securities of any other issuer for the purpose of exercising control; however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities would require the Company to register as an investment company under the Investment Company Act of 1940, and the Company would divest securities before any such registration would be required.

              CERTAIN OTHER ACTIVITIES. The Company may make investments other than as previously described but has no present intention to do so. The Company has authority to offer shares of Common Stock or other securities in exchange for property, to repurchase or otherwise reacquire outstanding shares of Common Stock or other securities and may engage in such activities in the future. At all times the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of changed circumstances, the Board determines that it is no longer in the best interests of the Company to qualify as a REIT.

MAJOR TENANT

              VF Corporation, which is one of the world's largest apparel manufacturers, has the largest number of stores and square footage in the Company's property portfolio with 32 stores, 25 of which anchor the Company's outlet centers and approximately 1,226,000 square feet representing 25% of the Company's total square footage. VF Corporation, through its operating subsidiaries and divisions, designs, manufactures and markets clothing apparel. Rental revenues from VF Factory Outlet, Inc. ("VFFO"), a subsidiary of VF Corporation, represented approximately 14% of the Company's 1996 rental revenues. The Company could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, VFFO or in the event that VFFO does not renew its leases as they expire. Since VFFO is the anchor tenant in 25 of the Company's 36 factory outlet centers, the failure of VFFO to renew its leases or otherwise to continue to operate in one or more of the centers could have a material adverse impact on the performance of other tenants in the affected center (and may permit some tenants to terminate their leases) and on the Company. No other tenant accounted for more than 6.6% of the Company's base rental revenues or aggregate leased GLA during 1996.


              VFFO has 21 leases with the Company for initial terms of 10 years which were executed in June 1993. These leases with VFFO provide that if the expansions of certain of the Company's outlet centers are completed as scheduled, the initial terms of these leases will expire ten years from the date such expansions are completed. To date, seven of those leases had been amended to extend their maturity dates between July 2004 and March 2006. Pursuant to these leases, VFFO is obligated to pay certain increases in common area maintenance expenses and its pro rata share of insurance expenses and real estate taxes, and certain operating expenses. Additionally, certain stores (six in total) may cease operations during the term of their leases if VFFO does not meet a break-even point in these locations for three consecutive years. No more than two of these VFFO stores may close in any year and the tenant is still obligated for the payment of all rental obligations for the remaining term. As of December 31, 1996 all six locations had income in excess of the break-even point. See "Item 2 - Properties - Planned Expansions" for a discussion of the Company's satisfaction of obligations to expand VFFO Properties.

COMPETITION

              The Company's factory outlet centers compete for customers primarily with factory outlet centers built and operated by other developers, traditional shopping malls and "off price" retailers. The Company's centers in Casa Grande, AZ, Kittery, ME, Lake George, NY, Lake Park, GA and Las Vegas, NV compete directly with nearby factory outlet centers. As a result, these centers encounter significant competition in retaining existing tenants and attracting future tenants. The Company carefully considers the degree of existing and potential competition in a proposed area before deciding to build a new center.

              The Company's factory outlet centers compete to a limited extent with various full- and off- price retailers in the highly fragmented retailing industry. However, the Company believes that the majority of its customers visit factory outlet centers because they are intent on buying first-quality, name-brand goods at discounted prices. Traditional full- and off- price retailers are often unable to provide such a variety of products at attractive prices at a single location every day.

              The five community shopping centers recently acquired by the Company have direct competition with other centers located in the same geographic trade area.

              Numerous developers and real estate companies are engaged in the development or ownership of factory outlet centers and other retail complexes that compete with the Company in seeking tenants for all of its centers. Management believes that the Company competes with many large national and small developers of factory outlet centers. This results in competition for acquisition of existing properties and development sites and for tenants to lease space in the factory outlet centers that the Company and its competitors own or operate. The development of a new, competing factory outlet center with a more convenient location or more favorable rental terms may attract the Company's tenants or cause them to renegotiate their leases at or prior to renewal.

ENVIRONMENTAL MATTERS

              Under various Federal, state and local laws, ordinances and regulations, an owner of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such laws, ordinances and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's ability to borrow using such property as collateral.

              In conjunction with the issuance of the $95 million collateralized commercial mortgage notes in May, 1995, all of the 18 mortgaged Properties were subject to environmental assessments conducted by an independent environmental consultant. As a result of the issues at the Company's Vacaville, California property, discussed below, the lender required that $150,000 be deposited into an escrow account, together with $4,200 in monthly deposits, to be used, if necessary, to perform certain possible remediation work. Seventeen of the remaining Properties of the Company were subject to environmental assessments in conjunction with the closing of a $75 million credit facility in April 1996. This facility was subsequently paid off with its financing from Nomura Capital, which reviewed the environmental assessments. None of these environmental assessments or updates revealed any environmental liability that management believes would have a material adverse effect on the Company. No assurances can be given that (i) the environmental assessments detected all environmental hazards, (ii) future laws, ordinances or regulations will not impose any material environmental liability, or (iii) current environmental conditions of the Properties will not be affected by tenants, by properties in the vicinity of the Properties, or by third persons unrelated to the Company.

              The Vacaville and Lathrop, California properties and one of the community shopping centers have conditions which may pose a risk of environmental liability at these properties. The Company believes that releases of petroleum products from underground storage tanks located at adjacent properties may have affected these properties.

In each instance where remediation has been determined to be necessary, the Company believes that the third parties responsible for any contamination have accepted responsibility therefor and intend to remediate the effects of any such contamination. The Company also believes that these responsible parties have sufficient resources to conduct such remediation. There can be no assurance, however, that the responsible parties will adequately complete remediation of any contamination. However, due to the potential environmental issues associated with the properties acquired by the Company and the properties adjacent to the Company's properties, the Company accrued $600,000 for the potential remediation cost at the date of acquisition of two of the properties in 1993 and 1994. If the responsible parties do not complete such remediation, the Company may be required to do so, and the expenses associated with such remediation may be material. In addition, the investigation or remediation of such contamination (by the responsible parties or by the Company) may impose limitations upon the Company's ability to use the properties.

              The Company believes that it is in compliance in all material respects with Federal, state and local ordinances and regulations regarding hazardous or toxic substances. Neither the Company, nor, to the Company's knowledge, any of its predecessor entities or transferors have been notified by any governmental authority as to it being designated as a potential responsible party or of any material non-compliance, liability or other environmental claim in connection with any of the Properties. The Company is not aware of any other environmental condition with respect to any of its properties that it believes would involve any substantial expenditure.

INSURANCE

              Management believes that each of the Properties is covered by adequate fire, flood, property and, in the case of the Vacaville and Lathrop centers, earthquake insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

              As of March 31, 1997, the Company employed 142 persons, 55 of whom are located primarily at the Company's headquarters in Cary, North Carolina. The remaining 87 employees are property management, marketing and maintenance personnel located at the Properties. The Company believes that its relations with its employees are good.

ITEM 2 - PROPERTIES

              As of December 31, 1996, the Properties consisted of 36 factory outlet centers containing approximately 4.9 million square feet of GLA located in 21 states. In addition, the Company has acquired 606,000 square feet in the recent property acquisition which brings the total GLA to 5.5 million square feet. At December 31, 1996 the Company's Operating Properties, Development Properties, and Properties Held for Sale (see table below) were 91.4%, 69.1% and 42.9% leased, respectively, for an overall leased percentage of 87.1%. The outlet centers contained 756 stores with over 218 different tenants. Twenty-one
(21) of the Properties are enclosed malls, ranging in size from approximately 60,000 to 187,000 square feet of GLA (aggregating approximately 2.0 million square feet of GLA), and 15 are strip centers containing between approximately 25,000 to 448,000 square feet of GLA (aggregating approximately 2.8 million square feet of GLA). The Company owns an aggregate of approximately 181 acres of undeveloped parcels located adjacent to certain of the Properties (the "Undeveloped Parcels").

              The following table sets forth the location of, and certain information relating to, the Properties as of December 31, 1996.


                                   TOTAL                                                            PERCENTAGE
                                  NUMBER         TOTAL        PERCENTAGE       PERCENTAGE           OF GLA IN
                                    OF            GLA          OF TOTAL      OF TOTAL RENTAL        OPERATION
            STATE                 CENTERS       (SQ.FT.)          GLA          REVENUE (1)            LEASED
----------------------------------------------------------- -------------------------------------------------------
OPERATING PROPERTIES:
Alabama                              1              111,909           2.3%                 1.9%              100.0%
Arizona                              2              294,788           6.1%                 5.2%               93.2%
California                           1              447,745           9.2%                19.2%               88.8%
Florida                              1               83,962           1.7%                 1.3%               93.8%
Georgia                              1              140,025           2.9%                 2.0%               73.5%
Illinois                             1               91,063           1.9%                 0.9%               73.2%
Iowa                                 1              112,405           2.3%                 1.5%               85.5%
Kentucky                             3              304,402           6.3%                 5.1%               98.7%
Louisiana                            2              220,281           4.5%                 4.3%               98.8%
Maine                                1               24,620           0.5%                 1.5%              100.0%
Missouri                             1               83,464           1.7%                 1.3%              100.0%
Mississippi                          1              124,412           2.6%                 0.9%               91.4%
Nebraska                             1               89,646           1.8%                 1.2%               97.4%
Nevada                               1              229,958           4.7%                 5.2%               75.4%
New York                             1               43,650           0.9%                 1.4%               92.9%
North Carolina                       1              355,758           7.3%                 7.4%               96.2%
Tennessee                            4              597,730          12.3%                14.3%               94.0%
Texas                                6              515,412          10.6%                 7.2%               91.1%
Utah                                 1              185,281           3.8%                 2.6%               95.8%
Washington                           1              223,383           4.6%                 7.7%               85.7%
                              ----------------------------- -------------------------------------------------------
                                    32            4,279,894          88.0%                92.1%               91.4%
DEVELOPMENT PROPERTIES:
Missouri                             1              287,522           5.9%                 4.1%            69.1%(2)
PROPERTIES HELD FOR SALE:
Arizona                              1              141,828           2.9%                 2.7%               62.3%
California                           1              131,400           2.7%                 0.9%               19.9%
New Hampshire                        1               24,740           0.5%                 0.2%               54.2%
                              ----------------------------- -------------------------------------------------------
                                     3              297,968           6.1%                 3.8%               42.9%
                              ----------------------------- -------------------------------------------------------
    Total (All Properties)          36            4,865,384         100.0%               100.0%               87.1%
                              ============================= =======================================================

(1) Total rental revenue consists of base and percentage rent plus recoveries from tenants for the year ended December 31, 1996.
(2) As of March 31, 1997, the Branson, MO center was 80.0% leased and occupied with an additional 5% of GLA committed, and an additional 7% of GLA under negotiation.

        The following table sets forth certain information as of December 31, 1996 relating to the Company's 36 centers. All of the Properties are owned in fee simple by the Company, except for the factory outlet center located in Boaz, Alabama, which the Company holds pursuant to a lease which has renewal options through 2027. The Company recently obtained the right to purchase the land and building during any term for a total of $25,000 plus the present value of any future rental payments due during the remaining term. The Company's monthly rental payments during the current term are $350.00 through and including January 31, 1998; $500.00 from February 1, 1998 through and including January 31, 1999; $750.00 from February 1, 1999 through and including January 31, 2002; and $1,000.00 throughout the remainder of the term and any renewal terms. The current term expires January 31, 2007. Additionally, the Company holds a ground lease at its Iowa, Louisiana center which has renewal options through 2087.



                                                         DATE                     GROSS      PERCENTAGE     AVERAGE      PERCENTAGE
                                                      DEVELOPED/        LAND     LEASABLE     OF TOTAL       RENTAL       OF GLA IN
     PROPERTY/                                       (EXPANDED OR       AREA       AREA        RENTAL      REVENUE PER    OPERATION
      TYPE(1)                  LOCATION             RENOVATED) (2)    (ACRES)    (SQ.FT.)    REVENUE (3)    SQ.FT. (4)       LEASED
--------------------  ---------------------------  ----------------- ----------  ---------   -----------   ------------- -----------
OPERATING PROPERTIES:
Boaz, AL              Situated along                     1982
  (EM)                U.S. Highway 61                   (1994)         Lease       111,909         1.9%        $12.10        100.0%
Mesa, AZ              Situated along U.S. Highways       1987
  (EM)                60 and 89                         (1995)           26.9      167,213         3.5%         12.67         93.2%
Tucson, AZ            Situated along
  (EM)                Interstate 10                      1984            12.5      127,575         1.7%          8.27         93.3%
Vacaville, CA         Situated along
  (SC)                Interstate 84                      1988            52.6      447,745        19.2%         22.58         88.8%
Graceville, FL        Situated along
  (EM)                U.S. Highway 77                    1985            25.0       83,962         1.3%         10.15         93.8%
Lake Park, GA         Situated along                     1989
  (SC)                Interstate 75                     (1992)           12.5      140,025         2.0%         13.06         73.5%
West Frankfort, IL    Situated along
  (EM)                Interstate 57                      1990            20.0       91,063         0.9%          9.67         73.2%
Story City, IA        Situated along                     1990
  (EM)                Interstate 35                     (1996)           20.0      112,405         1.5%         10.96         85.5%
Carrollton, KY        Situated along
  (EM)                Highway 22                         1989            21.2       63,896         0.8%         12.67        100.0%
Georgetown, KY        Situated along
  (SC)                Interstate 75                      1991            16.7      176,615         3.6%         12.21         97.8%
Hanson, KY            Situated along
  (EM)                U.S. Highway 41                    1989            21.1       63,891         0.7%          7.12        100.0%
Arcadia, LA           Situated along                     1989
  (EM)                Interstate I-20                   (1994)           28.7       89,528         1.4%         11.50        100.0%
Iowa, LA              Situated along                     1989
  (EM)                Interstate 10                     (1994)         Lease       130,753         2.9%         14.59         97.9%
Kittery, ME           Situated along
  (SC)                U.S. Highway 1                     1987             5.3       24,620         1.5%         27.94        100.0%






                                                         DATE                     GROSS      PERCENTAGE     AVERAGE      PERCENTAGE
                                                      DEVELOPED/        LAND     LEASABLE     OF TOTAL       RENTAL       OF GLA IN
     PROPERTY/                                       (EXPANDED OR       AREA       AREA        RENTAL      REVENUE PER    OPERATION
      TYPE(1)                  LOCATION             RENOVATED) (2)    (ACRES)    (SQ.FT.)    REVENUE (3)    SQ.FT. (4)      LEASED
--------------------  ---------------------------  ----------------- ----------  ---------- ------------  -------------  -----------
OPERATING PROPERTIES:

Tupelo, MS            Situated along                     1987
  (EM)                Interstate 44                     (1996)         16.8      124,412          0.9%          7.26        91.4%
Lebanon, MO           Near Interstate 44 and State
  (EM)                Highways 5, 32 and 64              1985          23.7       83,464          1.3%          9.24       100.0%
Nebraska City, NE     Intersection of U.S.
  (EM)                Highway 75 and State               1990
                      Highway 2                         (1996)         21.4       89,646          1.2%         12.49        97.4%
Las Vegas, NV         Situated along
  (SC)                Las Vegas Blvd.                    1992          25.7      229,958          5.2%         15.18        75.4%
Lake George, NY       Intersection of
  (SC)                Rt. 9 & 49                         1988           4.6       43,650          1.4%         15.58        92.9%
Smithfield, NC        At the junction of                 1988
  (SC)                Interstate 95 and U.S.            (1995)
                      Highway 70 and 70-A               (1996)         46.5      355,758          7.4%         14.66        96.2%
Crossville, TN        Intersection of Interstate 40      1988
  (EM)                and Genesis Road                  (1994)         16.5     118,785          2.5%         13.61        100.0%
Nashville, TN         Across from Opryland               1993
  (SC)                                                  (1995)         33.3     285,808          9.4%         15.83         96.0%
Tri-Cities, TN        Situated along Interstate 81 and
  (SC)                State Highway 125                  1990          23.3     132,908          1.7%         10.50         81.5%
Union City, TN        Situated along
  (EM)                U.S. Highway 51                    1988          23.3      60,229          0.7%          8.99        100.0%
Corsicana, TX         Intersection of Interstate
  (EM)                45/287 and State Highway 32        1989          20.0      63,605          0.7%          7.89        100.0%
Hempstead, TX         Situated along
  (EM)                U.S. Highway 290                   1989          14.8      63,605          0.7%         13.10         94.0%
La Marque, TX         Situated along
  (SC)                Interstate 45                      1990          19.2     176,071          3.2%         11.64         76.2%
Livingston, TX        Situated along
  (EM)                U.S. Highway 59                    1989          15.0      63,605          0.8%         10.42        100.0%
Mineral Wells, TX     Situated along
  (EM)                U.S. Highway 180                   1989          15.5      63,609          0.7%          8.06        100.0%
Sulphur Springs, TX   Situated along
  (EM)                Interstate 30                      1986          13.3      84,917          1.1%          7.80        100.0%
Draper, UT            Situated along                     1986
  (EM)                Interstate 15                     (1995)         27.7     185,281          2.6%          7.40         95.8%
North Bend, WA        Situated along                     1990
  (SC)                Interstate 90                     (1994)         16.1     223,383          7.7%         19.35         85.7%
                                                                     -----  ------------ -------------- -------------  -----------
                                                                      639.2   4,279,894         92.1%         14.79         91.4%
DEVELOPMENT PROPERTIES:
Branson, MO           Situated along
  (SC)                U.S. Highway 248                   1995          34.5     287,522          4.1%          9.29         69.1%(5)







                                                         DATE                     GROSS      PERCENTAGE     AVERAGE      PERCENTAGE
                                                      DEVELOPED/        LAND     LEASABLE     OF TOTAL       RENTAL       OF GLA IN
     PROPERTY/                                       (EXPANDED OR       AREA       AREA        RENTAL      REVENUE PER    OPERATION
      TYPE(1)                  LOCATION             RENOVATED) (2)    (ACRES)    (SQ.FT.)    REVENUE (3)    SQ.FT. (4)      LEASED
--------------------  ---------------------------  ----------------- ----------  ---------- ------------  -------------  -----------
PROPERTIES HELD FOR SALE:
Casa Grande, AZ       Situated along
  (SC)                Interstate 10                      1991         14.9      141,828         2.7%         16.84          62.3%
Lathrop, CA           Situated along
  (SC)                Interstate 5                       1993         14.3      131,400         0.9%         16.41          19.9%(6)
Conway, NH            Intersection of
  (SC)                Rt. 16 & 153                       1985          2.1       24,740         0.2%          7.47          54.2%
                                                                  ----------  ------------ --------- -------------  -------------
                                                                      31.3      297,968         3.8%         15.51          42.9%
                                                                  ----------  ------------ --------- -------------  -------------
                 Total (All Properties)                              705.0    4,865,384       100.0%        $14.44          87.1%
                                                                  ==========  ============ =========== ===========  =============


1)      "EM" indicates an enclosed mall and "SC" indicates a strip center.
2) Reflects the year in which the factory outlet center was developed or re-developed for use as a factory outlet center.
3) Total Rental Revenue consists of base and percentage rent plus recoveries from tenants for the year ended December 31, 1996.
4) Average Rental Revenue per square foot is defined as Total Rental Revenue divided by GLA in operation, exclusive of anchors, at December 31, 1996. The average rental revenue paid by the Company's anchor tenants (VF Factory Outlet, Carolina Pottery, and WestPoint Stevens), including base and percentage rents plus recoveries, was $5.57, $4.89, and $6.35 per square foot, respectively, in 1996.
(5) As of March 31, 1997, the Branson, MO center was 80.0% leased and occupied with an additional 5% of GLA committed, and an additional
        7% of GLA under negotiation.
(6)     The Company is converting this property to general office use.

PROPERTIES HELD FOR SALE

        Due in part to the Company's ongoing strategic evaluation of its portfolio of assets, the Directors of the Company authorized management in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Three of these properties presently held for sale were written down by $8.5 million in 1995 to their fair value less costs to sell and an additional $5 million write down was taken on one of the properties in 1996.

        These non-cash adjustments were charged to operations and represent the difference between the estimated net realizable value and net book value of each asset. After recording the $5 million valuation adjustment in 1996, the net carrying value of assets currently being marketed for sale at December 31, 1996 is $11.4 million. Two assets previously classified as held for sale will no longer be carried as held for sale and have been reclassified as income producing properties. The two centers were previously classified for sale to combine with another property; after further evaluation the Company feels that this will not be necessary in order to sell the other property. There is also $15.8 million of debt which is required to be retired from the sale proceeds and during 1996, these three properties contributed about $2.1 million of revenue and $1.1 million of net operating income before interest expense. This non-cash adjustment was charged to operations and represents the difference between the estimated net realizable value and net book value of that asset.

        The Company is still in the process of marketing the properties. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and diversification and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

        One of these properties (Lathrop, CA) is currently being converted to office use and has 30% of the total GLA leased with an additional 52% of GLA under negotiation. The Company anticipates that it will retain the property during 1997 to stabilize the revenues and dispose of the center in 1998 in order to obtain a higher return.

PLANNED EXPANSIONS

        For the year ended December 31, 1996 the Company had delivered approximately 163,000 square feet of expansion space to tenants in Nebraska City, Nebraska; Story City, Iowa; Tupelo, Mississippi and Smithfield, North

Carolina. The Company also completed final construction of approximately 81,000 square feet of its 288,000 square foot outlet center being developed in Branson, Missouri. The following table sets forth certain information relating to the Company's proposed 1997 expansion activities:



                                                                               PERCENTAGE
                                                                POST-              OF
                               CURRENT        EXPANSION       EXPANSION         EXPANSION          PLANNED        ESTIMATED
                                 GLA             GLA             GLA               GLA           COMPLETION        COST OF
LOCATION                       (SQ.FT.)        (SQ.FT.)        (SQ.FT.)        COMMITTED*           DATE          EXPANSION
--------------------------  --------------  --------------  --------------  -----------------  ---------------  --------------
Crossville, TN                 118,785              32,470     151,255             61%            Fall 1997         $2,350,000
Wilson, NC                      91,266              44,000     135,266            100%          Spring 1998         $2,450,000



* The percentage of expansion GLA committed reflects the percentage of the proposed GLA for which leases or lease commitments have been obtained from tenants as of March 31, 1997.

        In undertaking developments and expansions, the Company will incur certain risks, including the expenditure of funds on, and the devotion of management's time to, projects which may not come to fruition. In addition, completion of planned developments and expansions will be subject to the availability of adequate debt or equity financing. Other risks inherent in development and expansion activities include possible cost-overruns, work stoppages and delays beyond the reasonable control of the Company. Accordingly, there can be no assurance if or when any or all of the Company's planned expansions or any other development or expansion project will be completed or, if completed, that the costs of construction will not exceed, by a material amount, estimated costs.

        In addition, the agreement pursuant to which the Company acquired the VF Properties required, subject to certain conditions, that the Company complete, during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provided for periodic payments to VF Corporation, aggregating up to approximately $21.7 million if the expansions are not completed on a timely basis. This amount was reduced as the expansions of the VF Properties were completed. Three expansions totaling approximately 97,000 square feet were completed in 1994, two additional expansions approximating 100,000 square feet were completed in 1995 and three additional expansions totaling approximately 106,000 square feet in Story City, Iowa, Nebraska City, Nebraska and Tupelo, Mississippi were completed in 1996. In December 1996 the Company and VFFO entered into an amendment which set forth a framework to resolve the outstanding issues related to the expansion requirements. The amendment deleted the requirement that the Company expand the Hempstead, Texas, Livingston, Texas and Lebanon, Missouri centers and substituted therefor: (i) the now-completed expansion of the Tupelo, Mississippi center; (ii) the existing arrangement whereby the Company's center and an adjacent center in Sulphur Springs, Texas are operated as a single property; and
(iii) the completed requirement that the Company enter into contracts to provide for the benefit of VFFO, for at least three years, three billboards each near the Draper, Utah; Crossville, Tennessee and Tupelo, Mississippi centers. In addition, the Company paid to VFFO the $2,016,000 final installment due under the agreement referenced above. As of February 28, 1997, the Company had satisfied its obligations under the agreement.

ADDITIONAL INFORMATION ABOUT CERTAIN CENTERS

        As of December 31, 1996, the Company's factory outlet center at Vacaville, California, had a book value of at least 10% of the total assets of the Company and generated gross revenue in 1996 that accounted for more than 10% of the Company's 1996 aggregate gross revenue. The following sets forth information relating to this center:

        The Vacaville, California outlet center is located on 53 acres at the intersection of Interstate 80 and Nut Tree Road, approximately 60 miles east of San Francisco and 30 miles west of Sacramento, the state capital. Phase I of the center, which opened in 1988, contains approximately 206,000 square feet of GLA. Phase II, which opened in 1992, contains approximately 120,000 square feet of GLA. Phase III, which also opened in 1992, contains approximately 122,000 square feet of GLA. As of December 31, 1996, 1995 and 1994, Vacaville was 89%, 88% and 92%, respectively, leased to over 100 tenants with an average effective annual rental revenue per square foot of $22.58, $25.97 and $25.82, respectively. Major tenants at the center include VF Factory Outlet, Levi's, Reebok, Mikasa, 9 West and Carter Childrenswear, with The GAP Outlet scheduled to open in August 1997.

        The following table shows the lease expirations for tenants in occupancy as of December 31, 1996 for the Vacaville outlet center (assuming that none of the tenants exercise renewal options).


                                                   PRO FORMA                                AVERAGE
                                   LEASED          ANNUALIZED            % OF             ANNUAL BASE
                LEASES TO           GLA           BASE RENTAL           TOTAL                RENT
   YEAR         EXPIRE(2)       (SQ. FT.)(1)        REVENUE            REVENUE            PER SQ.FT.
  ------  ----------------- ---------------- ------------------ ------------------  -------------------
   1997            25                   91,073         $1,410,614                 21.7%               $15.50
   1998            14                   51,276            868,912                 13.4%                16.95
   1999            19                   71,468          1,051,426                 16.2%                14.71
   2000            16                   52,720            996,174                 15.3%                18.90
   2001            19                   50,451            884,735                 13.5%                17.54
   2002             5                   24,665            422,270                  6.5%                17.12
   2003             5                   43,674            620,509                  9.5%                14.21
   2004             1                    6,400            140,800                  2.2%                22.00
   2005             0                        0                  0                  0.0%                 0.00
   2006             1                    6,000            108,000                  1.7%                18.00
            ----------------- ---------------- ------------------    ------------------  -------------------
  TOTAL            105                 397,727         $6,503,440                100.0%               $16.35
            ================= ================ ==================    ==================  ===================

(1)     Total leased GLA is not equal to leased GLA due to vacancies.
(2) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1996.

UNDEVELOPED PARCELS

        The Company owns approximately 181 acres of undeveloped parcels located near certain of the Company's factory outlet centers. The Company intends to pursue a marketing program to lease, develop or sell the parcels it owns through third party brokers. During 1996, 2.4 acres were sold at Mesa, Arizona for a total sale price of $205,000 and a gain of $37,000. Because property held for sale by a REIT is subject to significant restrictions imposed by the Code, the Company has formed a non-qualified REIT subsidiary under Section 356 of the Code. By using a non-qualified REIT subsidiary, the Company anticipates it will be able to avoid the 100% tax imposed on the gain derived from the sale of certain outparcels of land owned by the Company.

TENANTS

        GENERAL. Management believes the Properties offer manufacturers a diverse tenant mix which includes many well-known manufacturers/retailers. The majority of the Company's current tenants are large, publicly-traded manufacturers. The Company's current core tenant mix at its Properties features such well-known brands as Lee, Wrangler, Jantzen, Jansport, Bass, Van Heusen, Vanity Fair, Health-tex, Easy Spirit, 9 West, Enzo, Casual Corner, L'eggs, Hanes, Bali, Champion, Levi's, Nike, Revlon, Liz Claiborne, Mikasa, Martex and Bugle Boy. In Nashville, Tennessee and Branson, Missouri, the Company has added Reading China & More as an anchor in an effort to diversify its tenant base. Several new relationships were developed during the year, such as The GAP, which plans to open in three of the Company's locations in 1997, and Sunbeam/Oster.

        TENANT LEASES. The majority of the leases with the Company's tenants have terms of between five and ten years which expire between 1997 and 2006. While many of these leases are triple net leases which require tenants to pay their pro rata share of utilities, real estate taxes, insurance and operating expenses, as of December 31, 1996, 21% of the aggregate GLA of its factory outlet centers was leased to tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable factory outlet center. VFFO is the Company's largest tenant. See "Item 1 -- Business -- Major Tenant" for a discussion of the Company's leases with VFFO.

LEASE EXPIRATION

        The following table shows tenant lease expirations for tenants in occupancy as of December 31, 1996 for the next ten years at the Properties (assuming that none of the tenants exercises any renewal option):


                                                           PRO FORMA
                                      LEASED              ANNUALIZED                                   AVERAGE
                  LEASES TO            GLA                BASE RENTAL               % OF           ANNUAL BASE RENT
     YEAR         EXPIRE(2)        (SQ. FT.)(1)             REVENUE                TOTAL             PER SQ. FT.
-------------- --------------- -----------------   ------------------  -----------------  -----------------------
     1997            156                555,429            $5,531,051              14.8%               $   9.96
     1998            134                528,132             5,189,119              13.9%                   9.83
     1999             99                338,393             4,738,563              12.7%                  14.00
     2000            159                632,003             7,498,310              20.1%                  11.86
     2001             84                310,597             4,172,723              11.2%                  13.43
     2002             18                 71,260               969,750               2.6%                  13.61
     2003             58              1,257,302             5,706,291              15.3%                   4.54
     2004             10                185,448               983,891               2.6%                   5.31
     2005             12                206,744             1,407,710               3.8%                   6.81
     2006+             9                153,749             1,131,099               3.0%                   7.36
               --------------- ---------------- ---------------------    ---------------  ---------------------
TOTAL                739              4,239,057           $37,328,507             100.00%                 $8.81
               =============== ================ =====================    ===============  =====================

(1)     Total leased GLA is not equal to leased GLA due to vacancies.
(2) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1996.

TENANT CONCENTRATIONS

        The following table provides certain information regarding the ten largest tenants (based upon total GLA leased) and other tenants for the year ended December 31, 1996.


                                                             PERCENTAGE OF       NUMBER          ACTUAL
                                          TOTAL GLA            TOTAL GLA           OF          BASE RENTAL          % OF
                 TENANT                      LEASED(1)          LEASED           STORES          REVENUE            TOTAL
----------------------------------------  ---------------  -----------------  ------------  -----------------  --------------
VF Factory Outlet, Inc.                         1,225,752            28.9%        32           $4,827,609           14.2%
Carolina Pottery Retail Group, Inc.               278,458             6.6%         4              892,225            2.6%
Phillips-Van Heusen Corporation                   243,141             5.7%        56            1,796,383            5.3%
The Dress Barn, Inc.                              136,481             3.2%        27            1,553,413            4.6%
Nine West Group, Inc.                             132,662             3.1%        28              893,850            2.6%
Bugle Boy Industries, Inc.                        108,148             2.6%        18              727,043            2.1%
The Paper Factory of Wisconsin, Inc.               87,208             2.1%        24              873,028            2.6%
Designs, Inc./Levi Strauss & Co.                   85,111             2.0%         9            1,085,005            3.2%
WestPoint Stevens Stores, Inc.                     82,840             2.0%         4              222,831            0.6%
The Book Market, Inc.                              73,000             1.7%        18              635,879            1.8%
                                          ---------------  ------------  ------------      --------------  --------------
                                                2,452,801            57.9%       220           13,507,266           39.6%

Others                                          1,786,256            42.1%       519           20,591,850           60.4%
                                          ---------------  ------------  ------------      --------------  --------------
Total                                           4,239,057           100.0%       739          $34,099,116          100.0%
                                          ===============  ============  ============      ==============  ==============

(1)     Total leased GLA is not equal to leased GLA due to vacancies.

MORTGAGE DEBT

        The following table sets forth, as of December 31, 1996, certain information regarding the mortgages encumbering certain of the Properties (in thousands).


                                                                  1996     ESTIMATED
                                                                 ANNUAL     BALLOON
   PRINCIPAL       INTEREST                                       DEBT    PAYMENT AT
      AMOUNT         RATE                      TYPE              SERVICE   MATURITY    MATURITY         SECURED BY
-------------------------------------------------------------------------------------------------------------------------
     $55,907        7.42%   Collateralized Mortgage Notes      $ 1,351     $ 46,716       2002   Arcadia, LA; Carrollton,
                                                                                                 KY; Casa Grande, AZ;
                                                                                                 Conway, NH; Crossville,
                                                                                                 TN; Draper, UT; Hanson,
                                                                                                 KY; Iowa, LA; Kittery,
                                                                                                 ME; La Marque, TX; Lake
                                                                                                 George, NY; Las Vegas,
                                                                                                 NV; Mesa, AZ; North
                                                                                                 Bend, WA; Tucson, AZ;
                                                                                                 Union City, TN; Vacaville,
                                                                                                 CA; and West Frankfort, IL
                                                                                                 (collectively "FSA Finance
                                                                                                 Properties")
      20,000        7.78   Collateralized Mortgage Notes         --         20,000       2002    FSA Finance Properties
      17,000        8.31   Collateralized Mortgage Notes         --         17,000       2002    FSA Finance Properties
------------                                                -----------------------

      92,907   Total Fixed Rate Debt                             1,351      83,716
------------                                               ------------------------

       5,788   Prime + 2.25%  Mortgage                             83        5,719       1998    Lathrop, CA
      75,000   LIBOR + 2.75%  Revolving Credit Facility(1)          --      75,000       1998    Branson, MO; Georgetown,
------------                                              -------------------------
                                                                                                 KY; Lake Park, GA;
      80,788   Total Variable Rate Debt                            83       80,719               Nashville, TN; Smithfield,
------------                                              -------------------------
                                                                                                 NC; Tri-Cities, TN; Story
                                                                                                 City, IA; Sulphur Spring,
                                                                                                 TX ; Nebraska City, NE;
                                                                                                 Boaz, AL; Graceville, FL;
                                                                                                 Tupelo, MS; Lebanon, MO;
                                                                                                 Corsicana, TX; Hempstead,
                                                                                                 TX; Livingston, TX; and
                                                                                                 Mineral Wells, TX
    $173,695   Total Mortgage Debt                             $1,434    $164,435
  ==========                                                =======================

(1) The $75,000,000 Revolving Credit Facility was paid in full from proceeds funded under a newly issued credit facility issued by Nomura Asset Capital Corporation. The Facility is secured by the same properties as the previous credit facility, plus an assignment of additional cash flow from the properties secured by the collateral mortgage notes, matures in 1999 with a 1 year extension and bears an interest rate of LIBOR + 2.25%.

TAXES

        Because the acquisitions of all of the Properties were taxable transactions to the sellers of those properties, the Company has a "stepped-up" aggregate cost basis in these real estate assets for Federal income tax purposes. Depreciation is calculated using the straight line method over the estimated useful lives of the assets, for which buildings and improvements range from 15 to 31.5 years and equipment ranges from five to 10 years.

        The Company's aggregate real estate tax obligation for the Properties during the fiscal year ended December 31, 1996, was approximately $5.1 million, or $1.09 per square foot of GLA. The real estate obligation and rates per square foot of GLA for Vacaville, the Company's largest outlet center, was approximately $1.4 million or $3.13 per square foot of GLA.

EXECUTIVE OFFICES

        The Company relocated its corporate headquarters in December 1996 and currently leases its 17,500 square foot executive offices in Cary, North Carolina.

ITEM 3 - LEGAL PROCEEDINGS

        On August 25, 1995, the Company executed definitive written agreements ("Agreements") to acquire both the factory outlet centers owned by The Public Employees Retirement System of Ohio ("OPERS") and the management and business operations of the Charter Oak Group Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI"), subject to certain terms and conditions. On December 7, 1995, the Company reported that RRI had terminated the Agreements and thus, the acquisitions did not take place.

        Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5 million promissory note (the "Note") issued by the Company in connection with its proposed purchase of the OPERS' centers and the management and business operations of RRI's Charter Oak Group, Ltd. The Note is payable only upon the occurrence of certain conditions relating to the termination of the Agreements and the Company asserts that certain of the required conditions were not met and thus, the Note is not properly due and payable as RRI has asserted.

        After an unsuccessful attempt at mediation of the dispute, RRI filed for arbitration of the matter in New York. The Company thereafter sought a preliminary injunction in North Carolina, seeking, among other things, a stay of the New York arbitration. The North Carolina court entered an order requiring the parties to arbitrate in North Carolina. RRI did not appeal the order and the parties are in the process of selecting a mutually acceptable arbitrator in Raleigh, North Carolina.

        The Company intends to continue to vigorously defend its position in the upcoming arbitration and, while no assurance can be given as to the outcome of such arbitration, it continues to assert that it has meritorious defenses to the payment of the Note.

        On July 19, 1996, a purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer, J. Dixon Fleming, Jr., and a former president of the Company, David A. Hodson. The complaint seeks certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaint alleges that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of certain properties from affiliates of the individual defendants at inflated prices; and (6) alleged improper accounting practices.

        On October 30, 1996, a second purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company and Messrs. Fleming and Hodson, containing factual allegations and legal claims similar to those asserted in the prior purported class action. The plaintiffs in both actions seek unspecified monetary damages. The cases have been consolidated and the Company has filed motions to dismiss both lawsuits, which motions are currently pending.

        The Company believes that it and the named officers have substantial defenses to the plaintiffs' claims and the Company intends to vigorously defend the actions. However, no assurance can be given as to the ultimate outcome of the litigation.

        In addition, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                                      PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

        The Common Stock began trading on the NYSE on June 3, 1993, under the symbol "FAC." At March 31, 1997, there were approximately 758 stockholders of record.

        The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends paid per share for 1996 and 1995:


            1996                       HIGH                LOW            DIVIDENDS
-----------------------------  -------------------- -----------------  ----------------
First Quarter                     $ 13 5/8            $   9 7/8              $  0.25
Second Quarter                      10 1/8                9                     0.25
Third Quarter                        9 1/2                8 1/2                 0.25
Fourth Quarter                       8 7/8                6 5/8                 0.00

            1995
-----------------------------
First Quarter                     $ 23 7/8             $ 20                     0.48
Second Quarter                      21                   18 5/8                 0.51
Third Quarter                       22                   19                     0.51
Fourth  Quarter                     20 3/8               12 1/4                 0.51

DISTRIBUTIONS

              The Company intends to make a determination regarding its dividend distributions annually following review of the Company's year end financial results. The Company's policy is to declare dividends in amounts equal to 95% of the Company's taxable income which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $5.2 million of net operating loss carry forwards for 1997 which could result in no dividend payment requirement to maintain its REIT status. Under the Company's line of credit with Nomura, the Company may not make distributions if it is in monetary default under the line of credit. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

              The Company provides a Dividend Reinvestment Plan for stockholders of record. Information on the Plan can be obtained from the Company's transfer agent and registrar, First Union National Bank of North Carolina at (800) 829-8432.

RELATED SHAREHOLDER MATTERS

              See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" for a discussion of the Series A Convertible Preferred Stock, Senior Notes and Warrants issued pursuant to a Note Purchase Agreement. All such securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Exchange Act of 1934.

ITEM 6 - SELECTED FINANCIAL DATA

              The following information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in Item 7 of this report.

              Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. FFO means net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and adjustments for unusual items. Management believes that FFO, as defined herein, is an appropriate measure of the

Company's operating performanc because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties which have historically been appreciating assets.

              Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not included in the calculation of FFO. All prior period FFO results have been retroactively restated so that reported FFO in 1996 is comparable to prior periods.

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

              FFO and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

              Other data that management believes is important in understanding trends in its business and properties are also included in the following table (in thousands, except per share data).



                                                                                                                   COMPANY ADJUSTED
                                                                         FAC REALTY, INC.                        HISTORICAL COMBINED
                                                                                                                         (B)
                                                 ------------------------------------------------------- ---------------------------
                                                           1996         1995         1994        1993(A)       1993       1992
                                                 --------------- ------------  ------------  ----------- --------------- -----------
         OPERATING DATA:
            Rental revenues                                $47,133        $46,784    $42,077     $12,135    $23,094        $21,390
            Property operating costs                        13,936         13,648     10,454       3,371      7,181          6,449
                                                      ------------      ---------  ---------   ---------  ------------ -----------
                                                            33,197         33,136     31,623       8,764    $15,913        $14,941
                                                                                                         ============= ===========
            Depreciation and amortization                   13,802         11,900      8,511         1,997
            General and administrative                       6,238         15,279      5,567         1,615
            Interest                                        14,175         10,903      4,435            13
            Adjustment to carrying value of assets          (5,000)        (8,500)         -             -
            Gain on sale of real estate                         37            345          -             -
            Extraordinary loss on early                       (103)             -       (884)            -
                  extinguishment of debt
                                                    ---------------   ------------  ------------  -----------
            Net  income (loss)                            $ (6,084)      $(13,101)   $12,226        $5,139
                                                    ===============   ============  ============  ===========
            Income (loss) before extraordinary item
             applicable to common shareholders            $ (6,349)      $(13,101)   $13,110        $5,139
                                                    ===============   ============  ============  ===========
            Per common share data:
               Income (loss) before extraordinary item    $ (0.54)         $(1.11)     $1.11        $ 0.86
               Extraordinary item                           (0.01)            -        (0.07)            -
                                                   ---------------     ----------  ------------  -----------
               Net  income (loss)                         $ (0.55)         $(1.11)     $1.04         $ 0.86
                                                   ===============     ==========  ============  ===========
            Weighted average common shares outstanding     11,816          11,814     11,811          5,989
                                                   ===============     ==========  ============  ===========




                                                                                                           COMPANY ADJUSTED
                                                                 FAC REALTY, INC.                         HISTORICAL COMBINED
                                                                                                                 (B)
                                         ------------------------------------------------------- ---------------------------
                                                   1996           1995           1994         1993(A)      1993           1992
                                         --------------- ------------  ------------  ----------- --------------- -----------

 OTHER DATA:
    EBITDA                                     $ 27,886       $ 24,357       $ 26,056       $7,149
                                         ===============   ============   ============  ===========
    Funds from Operations (FFO):
      Net income (loss)                           $(6,084)        $(13,101)     $ 12,226      $ 5,139
      Adjustments:
         Straight line rent                          383              (626)        (922)         (355)
         Depreciation and amortization            13,513            11,722         8,428        1,953
         Interest on exchangeable notes              553            -                 -            -
         Compensation under restricted stock award   392            -                 -            -
         Gain on sale of real estate                (37)              (345)           -            -
         Unusual items:
           Non-recurring administrative costs        927             6,500            -            -
           Adjustment to carrying value of assets  5,000             8,500            -            -
           Extraordinary loss on early
                extinguishment of debt               103                -           884            -
                                         ---------------      ------------  ------------  -----------
         Funds from Operations                  $ 14,750          $ 12,650      $20,616       $ 6,737
                                         ===============      ============  ============  ===========
    Weighted average shares outstanding
                - fully diluted                   13,399            11,814       11,811         5,989
                                         ===============      ============  ============  ===========
    Funds from Operations per share - assuming full
      dilution                                    $ 1.10            $ 1.07       $ 1.75        $ 1.12
                                         ===============      ============  ============  ===========
    Funds Available for Distribution/Reinvestment:
      Funds from Operations                     $ 14,750          $ 12,650      $20,616       $ 6,737
      Adjustments:
       Non-recurring administrative costs          (927)            (6,500)      -            -
       Capitalized tenant allowances               (316)            (1,380)      (1,340)        (156)
       Capitalized leasing costs                   (549)              (407)        (402)         (68)
       Recurring capital expenditures              (312)              (796)      (1,314)        (233)
                                         ---------------       ------------  ------------  -----------
       Funds Available for Distribution/
              Reinvestment:                     $12,646             $3,567      $17,560       $6,280
                                         ===============       ============  ============  ===========
    Funds Available for Distribution/Reinvestment per
     share                                        $0.94              $0.30        $1.49         $1.05
                                         ===============       ============  ============  ===========
    Dividends declared on annual earnings       $10,142           $ 24,101      $22,681      $  9,469
                                         ===============       ============  ============  ===========
    Dividends declared on annual earnings
        per share                                 $0.75              $2.04        $1.92         $1.58
                                         ===============       ============  ============  ===========
 BALANCE SHEET DATA:
    Income-producing properties (before accumulated
     depreciation and amortization)            $368,005           $357,034      $321,088      $236,383
   Total assets                                 358,612            355,095       326,270       245,457
   Debt on income properties                    173,695            170,067       101,193        33,968
   Total liabilities                            194,020            194,609       122,930        38,808
   Total stockholders' equity                   164,592            160,486       203,340       206,649
 PORTFOLIO PROPERTY DATA:
   Total GLA (at end of period)                  4,865               4,626         4,234         3,502
   Weighted average GLA                          4,674               4,336         3,768         2,474
   Number of properties (at end of period)          36                  36            35            32
   Occupancy (at end of year)
       Operating                                 91.4%                92.3%         92.9%         93.5%
       Development                               69.1%                52.1%           -            -
       Held for sale                             42.9%                66.3%           -            -

 (a) Represents actual results of operations for the Company from March 31, 1993 (inception) to December 31, 1993, and actual balance sheet data at December 31, 1993.
 (b) The adjusted historical combined data for 1992 include financial data for the four CP Properties and the 21 VF Properties on an adjusted historical combined basis. For 1993, the adjusted historical combined data includes the operations of the CP and VF Properties from January 1, 1993, through their respective dates of acquisition combined with the operations of the Company from March 31, 1993 (inception) through December 31, 1993.

         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                  The following discussion should be read in conjunction with the selected financial data included in Item 6 of this report, and the consolidated financial statements and notes thereto included in Item 8 of this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted average square foot basis, which adjusts for square footage added at different times during the year.

                  Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Forward-Looking Statements" included under this section.

         GENERAL OVERVIEW

                  The Company was incorporated on March 31, 1993 and completed an Initial Public Offering ("IPO") on June 10, 1993. Prior to completion of the IPO, the Company owned four outlet centers in four states aggregating 701,000 square feet of Gross Leasable Area ("GLA"). Upon completion of the IPO, 21 factory outlet centers in eleven states were acquired from VF Corporation totaling 1,725,000 square feet of GLA. On November 1, 1993, the Company acquired a 167,000 square foot center located near Opryland in Nashville, Tennessee. On December 23, 1993, the Company completed a secondary offering of Common Stock and used the proceeds to purchase six outlet centers in six states from the Willey Creek Group aggregating 908,000 square feet. As of December 31, 1993, the Company owned 32 outlet centers in 21 states totaling 3,502,000 square feet of GLA.

                  During 1994, the Company began development of a 288,000 square foot outlet center in Branson, Missouri, acquired three additional properties totaling 449,000 square feet of GLA from the Willey Creek Group, and completed expansions comprising 283,000 square feet of GLA in Iowa, Louisiana; Crossville, Tennessee; North Bend, Washington; Arcadia, Louisiana; Boaz, Alabama; and Nashville, Tennessee. By the end of 1994, the Company owned 35 outlet centers aggregating 4,234,000 square feet of GLA, which represented a 21% increase over the prior year end, and had one center under development.

                  During 1995, the Company delivered 109,000 square feet of expansion space to tenants in Mesa, Arizona and Draper, Utah. In September, 1995, the Company completed an expansion of 28,000 square feet of GLA in Nashville, Tennessee. Throughout 1995, the Company continued development of its 288,000 square foot outlet center in Branson, Missouri, with 207,000 square feet available for delivery to tenants by December 31, 1995. The Company also began a 103,000 square foot expansion of its Smithfield, North Carolina factory outlet center, with 48,000 square feet of the expansion space opening in November, 1995; and had commenced two additional expansions totaling 48,000 square feet in Nebraska City, Nebraska and Story City, Iowa which were being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June, 1993. As of December 31, 1996, the Company had satisfied its obligations to VF Corporation. The Company ended 1995 with 4,626,000 square feet of GLA, up 9% from the prior year end.

                  During 1996, the Company completed the remaining 81,000 square feet of its 288,000 square foot outlet center in Branson, Missouri, and completed expansions aggregating 158,000 square feet in Story City, Iowa; Nebraska City, Nebraska; Smithfield, North Carolina; and Tupelo, Mississippi. The Company ended 1996 with 4,865,000 square feet of GLA, up 5.1% from the end of 1995.

                  In March, 1997, the Company purchased five retail community shopping centers located in the Raleigh, North Carolina area for $32,300,000. The centers total 606,000 square feet and feature anchor tenants such as Winn Dixie, Food Lion, K-Mart and Eckerd Drug. The centers had revenues in excess of operating expenses, exclusive of interest, depreciation, amortization and general and administrative expenses, of $3.8 million for the year ended December 31, 1996.

                  During 1997, the Company plans to begin construction on expansions at its Crossville, Tennessee and Wilson, North Carolina centers, totaling 76,000 square feet. Additionally, the Company is currently in the pre-development and marketing stage for a "power" outlet mall located in Lake Carmel, New York. The project is planned to contain in excess of 300,000 square feet of GLA. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in the fall of 1997. No assurance can be given, however, that the expansions or project will be developed and/or completed.

                   The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants and through miscellaneous income including tenant lease buyouts. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated, including the amounts tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Percentage rent is a function of the sales volumes of various tenants in excess of a negotiated sales "break point". For sales in excess of the break point, tenants pay a specified percentage of these sales as overage rent in addition to their base rent and other charges. Expense recoveries from tenants relate to the portion of the property's operating costs for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., these anchor tenants are obligated to pay only certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain of the operating expenses. While many of the Company's leases are triple net leases, whereby the tenants are obligated for their pro-rata share of the real estate taxes, insurance, utilities, common area maintenance charges and contribute to the marketing fund, as of December 31, 1996, approximately 21% of the leased GLA of the Company's factory outlet centers is leased to tenants whereby they are not obligated to reimburse the Company for real estate taxes, insurance, utilities and common area maintenance expenses. In such instances, the Company has allocated a portion of the base rent or percentage rent to expense recoveries and utility expense.

                  The Company has approximately 181 acres of outparcels located near or adjacent to certain centers which are actively being marketed for sale or as ground leases. As outparcels are sold and cash received, these revenues are available for reinvestment.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

                  The Company reported a net loss of $6.1 million, or $0.55 per common share, for the year ended December 31, 1996 compared to a net loss of $13.1 million, or $1.11 per common share, for the comparable period in 1995. The loss for 1996 resulted in part from three factors. First, the Company took a charge against earnings of $5.0 million to reduce the carrying amount of a certain property. Second, the Company accrued severance costs and other non-recurring administrative costs of $0.9 million. Third, the Company incurred an extraordinary loss on the early extinguishment of debt of $0.1 million. Excluding similar charges for 1995 and the charge of $4.5 million related to the termination of agreements to acquire the factory outlet centers owned by the Public Employees System of Ohio (OPERS) in 1995, net income for 1995 exceeded that of 1996 by $2.0 million. As more fully described below, the differential is primarily due to an increase in depreciation and amortization of $1.9 million in 1996 over 1995.

                  FFO for 1996 was $14.8 million, or $1.10 per share, assuming full dilution for the issuance of convertible preferred stock in 1996. This compares to $12.7 million, or $1.07 per share, for 1995. Factors that had a positive impact on 1996 FFO were: (a) $1.1 million, or $0.08 per share, in improved property level performance as described below and (b) $3.8 million, or $0.29 per share, in lower general and administrative expenses also as described below. Factors that had a negative impact on 1996 FFO were: (a) $2.7 million, or $0.20 per share, in higher interest expense due to a higher average borrowing level; (b) $0.1 million, or $0.01 per share, in higher depreciation and amortization expense on non real estate assets plus (c) $0.13 per share resulting from the dilutive effect of the increase in the weighted average shares outstanding due to principally the result of the issuance of convertible preferred stock. The issuance of the convertible preferred stock for $20 million can be attributed to the excess ($20.5 million) of the dividend declared on 1995 earnings ($24.1 million) over the funds available for distribution in 1995 ($3.6 million).

                  Earnings before interest, taxes, depreciation and amortization (EBITDA) was $27.9 million in 1996, an increase of $3.5 million, or 14%, from $24.4 million for the same period in 1995. The increase was due primarily to the decrease in the general and administrative expenses from 1995 after adjustment for non-recurring administrative costs for both years.

                  Base rent decreased slightly to $34.1 million in 1996 from $34.6 million in 1995. However, base rent before the adjustment for straight line rent increased $0.5 million or 1.5% to $34.5 million in 1996 when compared to 1995, while the Company's weighted average square feet of GLA in operation increased 8%. The increase in base rents from increased occupancy at the operating and development centers was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale. Base rental revenue for 1996 includes a charge to the reserve for uncollectible tenant accounts of $0.5 million compared to $0.6 million in 1995.

                  Percentage rent remained unchanged at $0.6 million in 1996 compared to the same amount in 1995. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a sales break point agreed to in the lease.

                  Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, increased in 1996 to $11.8 million from $11.1 million in 1995. On a weighted average square foot basis, recoveries from tenants increased to $2.85 in 1996 from $2.82 in 1995, or 1%. The average recovery of property operating expenses increased from 81% in 1995 to 84% in 1996. The increase in the recovery percentage was the result of new development and expansions which were leased primarily on a triple net basis. Approximately 21% of the leased GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable factory outlet center as compared to 18% in 1995.

                  Although total tenant retail sales at Company centers increased 7.6% in the year ended December 31, 1996 compared to 1995, tenant sales on a comparative store basis decreased approximately 1.8% in 1996 compared to 1995, as compared to a 1.3% increase for the industry as reported by the International Council of Shopping Centers. Lower tenant sales may have a continuing adverse effect on tenant plans for new store openings or lease renewals.

                  Other income was approximately $0.6 million in 1996 compared to $0.5 million in 1995 and primarily represented slightly higher lease termination settlements.

                  Operating expenses increased $0.3 million, or 2%, to $13.9 million in 1996 from $13.6 million in 1995. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1996 which rose 8% from 4.3 million square feet in 1995 to 4.7 million square feet in 1996. On a weighted average square foot basis, operating expenses actually decreased 5% from $3.15 in 1995 to $2.98 in 1996. This was due principally to a $0.21 per square foot decrease in marketing costs, which are recorded net of tenant contributions to the marketing of the centers.

                  General and administrative expenses in 1996 included non-recurring administrative costs of $0.9 million and a non-cash charge of $0.4 million for restricted stock issued principally for bonuses, whereas 1995 included a charge of $6.5 million related to the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by OPERS and certain other non-recurring charges. Exclusive of these charges, general and administrative cost decreased $3.8 million, or 44%, to $4.9 million in 1996 from $8.7 million in 1995. The decrease was due principally to the savings of $3.7 million associated with the termination of the NASCAR motorsports program and $0.2 million related to the termination of the lease on the Company's airplane.

                  Of the $0.9 million in non-recurring administrative costs incurred in 1996, $0.8 million related to severance costs accrued as of December 31, 1996 in conjunction with the resignation of the Company's chief executive officer. Such costs were accrued pursuant to the terms of his employment agreement entered into in December 1995. Concurrently, the Company settled a $0.6 million valuation issue related to the Company's purchase in 1993 of a 19 acre tract of land, acquired in a non-monetary transaction from a partnership in which the former officer was a general partner, by agreeing to resell the land to him for the original purchase price in an all cash transaction. The consummation of this transaction is secured by the unpaid severance amounts due the former officer. Also in settling the terms of the former officer's severance and non-competition restrictions, $0.25 million of his severance was applied to certain advertising expenses incurred by the Company.

                  Depreciation increased $0.9 million in 1996 primarily as a result of the completion of the center in Branson, MO and the expansions of the Company's properties in Nebraska City, NE, Smithfield, NC and Tupelo, MS. Buildings and improvements classified as income-producing properties increased $36.9 million in 1996 from 1995. Amortization of deferred leasing and other charges increased $1.0 million in 1996 and deferred leasing and other charges classified as income-producing properties increased $4.2 million in 1996 from 1995. On a weighted average square foot basis, depreciation and amortization of income-producing properties increased 7% to $2.89 in 1996 from $2.70 in 1995.

                  Interest expense for the year ended December 31, 1996, net of interest income of $0.6 million, increased by $3.3 million, or 30%, to $14.2 million compared to $10.9 million, net of interest income of $0.2 million, in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995 and $0.6 million from the infusion in April, 1996 of $20 million in capital from Gildea Management Company, initially in the form of Exchangeable Notes, as more fully described in footnote 5 of the "Notes to Consolidated Financial Statements". On a weighted average basis, excluding the Exchangeable Notes, debt outstanding and the average interest cost were approximately $180.0 million and 8.2%, respectively, in 1996 compared to $147.1 million and 8.3%, respectively, in 1995. Amortization and deferred financing cost amounted to $1.4 million in 1996 and $1.6 million in 1995. The Company capitalized interest cost associated with its development projects of $2.0 million in 1996 and $2.6 million in 1995. Associated with the refinancing of the Company's existing line of credit, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the Consolidated Statements of Operations.

                  As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale. In 1996 the Company recorded an additional $5.0 million adjustment to the carrying value of one of the assets held for sale. This non-cash adjustment was charged to operations and represents the difference between the fair value less costs to sell and net book value of the assets. After recording the $13.5 million valuation adjustment, the net carrying value of assets currently being marketed for sale at December 31, 1996 is $11.4 million. There is also $15.8 million of debt secured by the properties which is expected to be retired from the sale proceeds. For the year ended December 31, 1996, these properties contributed approximately $2.1 million of revenue and incurred a loss of $1.0 million after deducting related interest expense on the debt associated with the properties. For the year ended December 31, 1995 these properties contributed approximately $3.0 million of revenue and incurred a loss of $0.5 million after deducting related interest expense. The reduction in the performance is principally due to the lower occupancy level in 1996 as compared to 1995 existing at certain centers held for sale.

                  The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

                  The Company reported a net loss of $13.1 million, or $1.11 per share, for the year ended December 31, 1995 compared to net income of $12.2 million, or $1.04 per share, for the comparable period in 1994. The loss resulted from two factors. First, the Company recognized a charge of $9.5 million related to the termination of agreements to acquire the factory outlet centers owned by the Public Employees System of Ohio (OPERS) and certain other reorganization costs. Secondly, the Company took a charge against earnings of $8.5 million to reduce the carrying amount of certain properties. Exclusive of the above charges, net income for 1995 was less than that of 1994 by $7.3 million, or $0.62 per share. As more fully described below, this reduction was primarily due to higher interest expense and property operating costs.

                  FFO for the year ended December 31, 1995 was $12.7 million or $1.07 per share. This compares to $20.6 million, or $1.75 per share, for the year ended 1994. Factors that had a negative impact on 1995 FFO and contributed to the decrease were: (a) $6.4 million, or $0.55 per share, in higher interest expense due to a higher average borrowing level and amortization of deferred financing cost; (b) $3.0 million, or $0.25 per share, in higher general and administrative cost due to lower capitalization of leasing and related costs, expensing of deferred cost resulting from the cancellation of the Company's continuing participation in the NASCAR motorsports program, future development projects no longer being pursued and termination of a long term lease on a corporate plane, and (c) higher operating cost per weighted average square foot at the properties of $1.6 million, or $0.14 per share, due to higher marketing costs, taxes and common area maintenance cost.

                  Earning before interest, taxes, depreciation and amortization (EBITDA) was $24.4 million for the year ended December 31, 1995, a decrease of $1.7 million, or 7%, from $26.1 million in 1994. The decrease was due primarily to the higher property operating cost and general and administrative cost noted above.

                  Base rents increased $2.7 million, or 8%, to $34.6 million in 1995 from $31.9 million in 1994. The Company's weighted average square foot of GLA in operation in 1995 increased 13% from 3.8 million in 1994 to 4.3 million square feet in 1995 resulting from expansions of existing centers and new development. Base rental revenue of $34.6 million, as reported, includes a charge to the reserve for uncollectible tenant accounts of $0.6 million, an increase of 0.4 million over the 1994 reserve. At December 31, 1995, the average base rent per square foot was approximately $7.98 per square foot, as compared to $8.27 per square foot in 1994.

                  Percentage rents increased $0.1 million or 16%, to $0.6 million in 1995 compared to $0.5 million in 1994. Percentage rents represent amounts due from tenants based on a specified percentage of the tenants sales in excess of a breakpoint agreed to in the lease.

                  Recoveries from tenants, represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, utilities and insurance. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, utilities, insurance and common area maintenance costs, the Company has allocated a portion of the rental amount to tenant recoveries. Recoveries decreased $0.2 million, or 2%, to $11.1 million in 1995 from $11.3 million in 1994. On a weighted average square foot basis, recoveries from tenants decreased to $2.82 in 1995 from $2.99 in 1994, or 6%.

                  Other income was $0.5 million in 1995 compared to $0.8 million in 1994 and primarily represented lease termination settlements and other miscellaneous property level income.

                  Operating expenses increased $3.2 million, or 31%, to $13.6 million in 1995 from $10.4 million in 1994. The increase was due to costs related to the increase in GLA from expansions and developments, as well as an increase in the weighted average cost per square foot to operate the properties. On a weighted average square foot basis, operating expenses increased 7% from $2.77 in 1994 to $3.15 in 1995. The increase was due principally to a $0.21 per square foot increase in promotional and property marketing expenditures and a $0.16 per square foot increase associated with increased repair and maintenance projects undertaken by the Company in 1995. For tenants who are not obligated to pay directly or to reimburse the Company for utility costs of their store, the Company has allocated a portion of their rental revenue to offset the utility expense.

                  General and administrative expenses in 1995 include a charge of $9.5 million related to the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by OPERS and certain other reorganization charges. As a result of the Company's pursuit of the acquisition, the Company incurred direct costs of approximately $4.5 million related to due diligence and $2.0 million associated with certain severance agreements. In addition, the Company recognized a $3.0 million charge in 1995 due primarily to (a) the expensing of deferred cost resulting from the cancellation of the Company's participation in 1996 in the NASCAR motorsports program ($1.9 million), (b) lower capitalization of leasing and development costs ($0.4 million), (c) future development projects no longer being pursued ($0.4 million) and termination of a long term lease on a plane ($0.2 million). Exclusive of the $9.5 million charge, general and administrative cost increased $0.6 million, or 12%, to $6.3 million in 1995 from $5.7 million in 1994. The increase was due principally to higher personnel and office cost associated with managing a larger portfolio and higher spending on the 1995 motorsport program. On a weighted average square foot basis, general and administrative expenses decreased 3% to $1.46 in 1995 from $1.51 in 1994.

                  Depreciation and amortization increased as a result of the larger portfolio of properties in operation during 1995.

                  Interest expense for the year ended December 31, 1995 increased by $6.5 million, or 146%, to $10.9 million compared to $4.4 million for the same period in 1994. This increase resulted from higher borrowing levels in 1995 compared to 1994, as well as a higher level of amortization of deferred financing cost primarily associated with the Company's $95 million rated debt securitization in May 1995. On a weighted average basis, debt outstanding and the average interest cost were approximately $147.1 million and 8.3%, respectively, in 1995 compared to $64.4 million and 8.5%, respectively, in 1994. Amortization of deferred financing cost amounted to $1.5 million in 1995 compared to $0.3 million in 1994. The Company capitalized interest cost of $2.6 million in 1995 compared to $1.1 million in 1994 due to the increase in construction activity.

                  As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale. This non-cash adjustment was charged to operations and represents the difference between the fair value less costs to sell and net book value of the assets. During 1995, these properties contribute about $3.0 million of revenue and incurred a loss of $0.5 million after deducting related interest expense

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's cash and cash equivalents balance at December 31, 1996 was $7.0 million. Restricted cash, as reported in the financial statements, as of such date, was $3.9 million. In connection with the Company's $95 million rated debt securitization, the Company is required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

                  Net cash provided by operating activities was $7.6 million for the year ended December 31, 1996. Net cash used in investing activities was $17.3 million for 1996. The primary use of these funds included:
         $12.3 million in construction costs, principally $11.2 million for completion of a development project in 1996 and the 1996 expansion projects, $0.3 million toward completion of the 1995 expansion projects and $0.8 million towards normal recurring capital expenditures; $0.7 million for pre-development cost; and $5.2 million for re-tenanting, lease renewal and leasing costs; offset partially by $0.9 million reduction in restricted cash. Net cash provided by financing activities was $15.0 million for the year ended December 31, 1996. The principal source of such funds was $34.6 million of new borrowing, as described below, net of $2.3 million in fees and other costs related thereto. Funds generated through financing activities were offset by payments of $1.9 million towards scheduled debt principal repayment and $15.6 million for distribution to stockholders which included $6.0 million of dividends declared in 1995, but paid in 1996.

                  CAPITAL RESOURCES. The Company's management anticipates that cash generated from operating performance will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements and to fund re-tenanting and lease renewal tenant improvement costs, as well as, capital expenditures to maintain the quality of its existing centers. The Company also believes that it has capital and access to capital resources, including additional borrowings and issuances of debt or equity securities, sufficient to pursue its strategic plans.

                  In January 1996, the Company borrowed an aggregate of $5.0 million under two separate short-term promissory notes from Bank One, Dayton at prime plus 1% to meet certain cash requirements for certain costs arising from the termination of the OPERS factory outlet acquisition agreements as discussed below, ongoing construction expenditures and the payment of a portion of the dividends to stockholders for the fourth quarter of 1995. These promissory notes were repaid on April 30, 1996 with a portion of the proceeds from the new $75 million credit facility discussed below.

                  In April 1996, the Company closed on a $75 million credit facility from Bank One, Dayton. The terms of the credit facility were for a period of two years bearing interest at a rate of LIBOR plus 2.75%. The new credit facility was used to refinance the Company's existing line of credit and repay the $5.0 million in short-term promissory notes noted above. The $75 million credit facility contained various financial covenants which included maintaining minimum interest coverage, debt service coverage, debt to market capitalization ratio, debt to market value ratio, funded debt to tangible capital funds ratio and modified net income ratio as well as maintaining a minimum net worth of $165 million which was deemed to include the $20 million of Convertible Preferred Stock. Additionally, the covenants precluded the Company from paying dividends in excess of 85% of FFO, as defined in the agreement, for any fiscal quarter.

                  On April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25.0 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5.0 million of its Senior Notes, both of which were unsecured.

         On April 3 and 29, 1996, Exchangeable Notes with an aggregate principal amount of $10.0 million each were sold pursuant to the Agreements.

                  Holders of the Exchangeable Notes, which include Mass Mutual, Bank of Scotland and National Union Fire Insurance Company of Pittsburgh, were required, subject to certain conditions, to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes, upon stockholder approval of necessary amendments to the Company's Certificate of Incorporation and authorization of the Series A Preferred. Each share of Series A Preferred is convertible into shares of the Company's Common Stock at a conversion price equal to the lower of $9 per share or the 30-day average price of the Company's Common Stock on the NYSE following an announcement by the Company of the initial funding, subject to certain limitations. Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series
         A Preferred.

                  On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred Stock in exchange for notes with an aggregate principal amount of $20 million (net of issue cost of $838,000). The 800,000 shares of the Series A Preferred Stock are convertible, at the option of the holder, into an aggregate of 2,222,222 shares of the Company's Common Stock.

                  On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, an additional $2.5 million of the Senior Notes were placed at 100% of their face amount. Under the Agreements, these notes mature on the second anniversary of the initial funding and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity. The resulting discount ($150,000) on the Senior Notes is being amortized to interest expense over the term of the notes. In March 1997, the Company repaid the Senior Notes at their face amounts.

                  In connection with the issuance of the Exchangeable Notes and the initial $5 million of Senior Notes, on April 3, 1996 the Company issued the holder detachable warrants for the purchase of 200,000 shares of Common Stock of the Company. Each warrant entitles the holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50 per share, subject to adjustment under certain conditions. The warrants were valued at an aggregate value of $6,000 at the issuance date. The $2.5 million of Senior Notes had detachable warrants for the purchase of 100,000 shares of Common Stock of the Company that were issued with terms and conditions similar to the existing Senior Notes, except that each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share. These warrants were valued at an aggregate value of $3,000 at the issuance date.

                  Under the terms of the purchase agreement to acquire the VF Properties, entered into in 1993, the Company committed to expand certain of these properties by an aggregate of at least 320,000 square feet in the 36 months following the acquisition. Through December 31, 1996, the Company completed eight expansions totaling approximately 303,000 square feet. The original commitment contemplated the completion of two more expansions. Under the terms of the agreement, at completion of an expansion and upon payment to VF Corporation of a tenant allowance, VF Corporation would renew its lease for its original term as of that date. On December 10, 1996, the Company and VF Factory Outlet, Inc. ("VFFO"), an operating subsidiary of VF Corporation, entered into an Amendment and Waiver Agreement ("Amendment Agreement") whereby the requirement to complete the final two expansions was waived. Under the terms of the Amendment Agreement, in lieu of the requirement to expand the additional two centers, the Company remained obligated to pay a tenant allowance for the two centers and will provide for VFFO's benefit nine additional billboards at three center locations selected by VFFO for at least three years. Additionally, the Amendment Agreement requires that the Company continue to manage and market an adjacent factory outlet center at its Sulphur Springs, TX center as a single property. The Company entered into a third party management agreement with this outlet center in June 1996. Pursuant to the Amendment Agreement, the obligation, under the terms of the original commitment, to pay $9.5 million to VF Corporation in the event all of the expansions were not completed as planned, has been extinguished. As of December 31, 1996, the Company's other unsecured notes payable included $2,016,000 due to VFFO for tenant allowances which were subsequently paid with the Nomura credit facility discussed below.

                  Subsequent to December 31, 1996, the Company obtained a $150,000,000 credit facility with Nomura Asset Capital corporation which closed on February 19, 1997. The credit facility with Nomura is secured by 17 of the

         Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization. The credit facility is for a term of 2 years with a 1 year renewal option and bears interest at the rate of 1 month LIBOR (London Interbank Offered Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included the $75 million credit facility, the $7.4 million of Senior Notes and a $2.0 million note payable incurred in connection with the acquisition of the VF Properties, above. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

                  CAPITAL EXPENDITURES. The Company's capital expenditures have included expansions of existing centers and acquisitions of new properties.

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

                  As a result of the Company's pursuit of the acquisition, the Company incurred direct costs approximating $4.5 million related to the performance of due diligence. In addition, in contemplation of a successful consummation of the acquisition transaction, the Company entered into various severance arrangements aggregating $2.0 million with three former executive officers and certain other employees of the Company in 1995. The Company has reported the $6.5 million charge as a component of general and administrative expense in the 1995 financial statements. As of December 31, 1996, approximately $2.2 million of the obligation remains outstanding.

                  During 1996 the Company delivered a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 158,000 square feet at Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina, and Tupelo, Mississippi. The anticipated cost of these projects is $42.5 million of which $40.7 million has been expended as of December 31, 1996 and has been reclassified from the properties under development category for financial statement purposes. The remaining $1.8 million anticipated cost represents estimated tenant buildouts and allowances. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in the fall of 1997.

                  Management's view of the current state of the shopping center industry and its future direction is that value-oriented retail concepts are merging; for example, outlet centers are including off-price tenants as well as outlet tenants, off-price centers have manufacturers' outlets, community centers have destination tenants, and other community centers have outlet or off-price tenants. With this backdrop, management believes that a diversified shopping center portfolio will provide an opportunity for growth. As part of the Company's diversification strategy, a portion of the availability under the Nomura credit facility was used to purchase five community centers in the Raleigh, NC area on March 27, 1997 for a total purchase price of $32.3 million. The centers total approximately 606,000 square feet of GLA, are well-located and feature well-known regional tenants. Management believes that there will be similar opportunities for the acquisition of community shopping centers in the United States, and in particular, the southeastern region of the country.

                  The Company's current acquisition, expansion and development plans are subject to certain risk and uncertainties; including, but not limited to economic conditions in the retail industry, future real estate market conditions; the availability of financing; and the risk associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities. There can be no assurance that the planned development and expansions will occur according to current schedules or that, once commenced, such development and expansions will be completed.

                  Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, distributions to stockholders, acquisitions and planned development and construction activities. The $27.5 million raised through the private placement with Gildea and Blackacre was used to fund the 1996 developments and expansions, repay certain debt obligations, settle certain costs incurred in connection with the termination of the OPERS factory outlet acquisition agreements and provide additional working capital. The $150 million Nomura credit facility will have in excess of $30 million of potential availability following the retirement of $84.5 million of debt which existed at December 31, 1996 and the funding of the acquisition of the five community centers in March 1997. The Company is in the process of reviewing various financing alternatives for its planned development of the "power" outlet mall located in Lake Carmel, New York, including a potential joint venture arrangement.

                  Dividends declared on 1996 results totaled $9.4 million, or $0.75 per share. On April 9, 1996, July 2, 1996 and October 17, 1996, the Board of Directors declared cash dividends of $0.25 per share. Dividends on the Series A Preferred are to be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred. Pursuant to the terms of the Series A Convertible Preferred Stock, dividends of $368,000 were paid. The dividend payout ratio for the combined preferred and common dividends, as a percentage of Funds from Operations assuming full dilution, was 64% for the year ended December 31, 1996. The Board of Directors determined that the Company would not pay a fourth quarter dividend for 1996. In addition, the Company announced that future dividends will be equal to 95% of the Company's taxable income which is the minimum dividend required to maintain its REIT status. Determination of any dividends will be made annually following the review of the Company's year-end financial results. The Company's decision is driven by its goal to increase the total return to its shareholders through the use of internal cash flow to "self-fund" some of its growth, such as expansions at existing centers and strategic acquisitions. The Company also will strive to reduce its borrowing levels and interest expense.

         ECONOMIC CONDITIONS

                  Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as, apparel pricing which has slowed the growth of tenant sales which adversely impacts the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to release space to other tenants. Although the decline in sales does not effect base rental, aside from renewals, this weakness could result in reduced revenue from percentage rent tenants, as well as, overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 7.3% of the Company's total revenue in 1996. Continuance of this trend may affect the Company's operating centers (the "Properties") occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the Properties.
         In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

                  The majority of the Company's leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed prior to June 1993, require the tenants to pay certain operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation. At December 31, 1996, 21% of the aggregate GLA of its factory outlet centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable factory outlet center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The Properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning ("HVAC"); insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

                  Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 45% of the Company's debt on income properties and notes payable as of December 31, 1996 bore interest at rates that adjust periodically based on market conditions. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

                  Substantially all of the Company's existing tenants have met their lease obligations and the Company continues to attract and retain quality tenants. The Company intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms by attracting creditworthy national brand-name manufacturers, upscale, high-fashion manufacturers and new tenants that offer a wide range of merchandise and amenities not previously offered.

         FORWARD-LOOKING STATEMENTS

                  Certain statements in this Form 10-K and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New
         York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms, the consummation of related property acquisitions, receipt of zoning, land use, occupancy, government and other approvals, and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities (including the North Hills acquisition), such forward looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.


         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The response to this Item is submitted in a separate section of this report.


         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                                              PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS



         NAME              AGE        PRINCIPAL OCCUPATION              DIRECTOR SINCE
----------------------   --------  --------------------------------  ------------------
 C. Cammack Morton         45        President and Chief Executive           1996
                                     Officer of the Company
 Patrick M. Miniutti       49        Executive Vice President and            1996
                                     Chief Financial Officer of the
                                     Company
 Robert O. Amick           64        President of The Amick Group            1993
 B. Mayo Boddie, Sr.       67        Chairman of Boddie-Noell                1993
                                     Enterprises, Inc.
 J. Richard Futrell, Jr.   66        Former Chairman and Chief               1993
                                     Executive Officer of Centura
                                     Banks, Inc.
 John W. Gildea            53        Managing Director of Gildea             1996
                                     Management Company and
                                     Advisor for The Network
                                     Funds
 Theodore E. Haigler, Jr.  72        Former President and Chief              1993
                                     Executive Officer of
                                     Burroughs-Wellcome Co.



         For information on the business experience of Messrs. Morton and Miniutti, see "Executive Officers."

         Robert O. Amick is the President of The Amick Group, a financial consulting firm that he founded in 1992. Mr. Amick served as Vice President and Controller of J.C. Penney Co., Inc. from 1982 to 1992 and was a director of J.C. Penney Business Services, Inc. from 1985 to 1992. Mr. Amick also is a director of Protection Mutual Insurance Company and Park P.M. Company.

         B. Mayo Boddie, Sr. is the Chairman of the Board of Boddie-Noell Enterprises, Inc., an operator of Hardee's Restaurant franchises, a position he has held since it was founded by Mr. Boddie and his family in 1962. He is also the Chairman of the Board of Boddie-Noell Properties, Inc., a real estate investment trust, since 1987. Mr. Boddie is a director and a member of the executive board of First Union National Bank of North Carolina, a subsidiary of First Union Corporation.

         J. Richard Futrell, Jr. is the retired Chairman and Chief Executive Officer of Centura Banks, Inc., a position he held from 1989 to 1993. He currently serves as a member of Centura's board of directors and its executive committee.

         John W. Gildea has been Managing Director of Gildea Management Company and affiliates since 1990. From 1986 to 1990, he was Senior Vice President of Donaldson, Lufkin & Jenrette. Mr. Gildea also is President of Gildea Investment Co, an investment advisory firm, since 1983. He is a director of America Service Group, Inc., UNC, Inc., and Barry's Jewelers.

         Theodore E. Haigler, Jr. served as the President, Chief Executive Officer and a director of Burroughs- Wellcome Co. (now Glaxo Wellcome, Inc.), a pharmaceutical company, from 1986 until his retirement in 1989. Mr. Haigler was a director of Tenax Corporation and CCB Financial Corporation, a bank holding company, from 1974 to 1995.

         EXECUTIVE OFFICERS

                  The following table sets forth certain information with respect to the current executive officers of the Company.

          NAME               AGE                   POSITION
------------------------  ----------   ----------------------------------------
  C. Cammack Morton          45             President and Chief Executive
                                            Officer
  Patrick M. Miniutti        49             Executive Vice President and Chief
                                            Financial Officer
  Christopher G. Gavrelis    43             Senior Vice President - Management
  Connell L. Radcliff        42             Senior Vice President - Development
  Michaela M. Twomey         45             Senior Vice President and General
                                                   Counsel

                  C. Cammack Morton joined the Company in December 1995 as Chief Operating Officer and was elected President and a Director in January 1996. Effective January 1, 1997, Mr. Morton became the Company's chief executive officer. Prior to his affiliation with the Company, Mr. Morton served as the Managing Director of Rothschild Realty, Inc. ("Rothschild") and President and Chief Executive Officer of the Charter Oak Group, Ltd. (the "Charter Oak Group"), a subsidiary of Rothschild engaged in the development and management of factory outlet centers. He joined Rothschild in 1987 as Vice President, was promoted to Senior Vice President in 1989 and to Managing Director in 1991. To resolve certain personal financial matters arising out of a limited partner obligation to the general partner of a real estate partnership, Mr. Morton filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in March 1994. After settling with the general partner, the bankruptcy case was dismissed in June 1994. Mr. Morton is the immediate past president of the Developers of Outlet Centers, the leading trade organization for the owners and operators of factory outlet centers. He also serves on the Editorial Advisory Board of SHOPPING CENTER WORLD and on the Advisory Board of VALUE RETAIL NEWS, a unit of the International Council of Shopping Centers.

                  Patrick M. Miniutti joined the Company as Executive Vice President, Chief Financial Officer and Director in August 1996. Prior to his affiliation with the Company, Mr. Miniutti served for three years as Executive Vice President, Chief Financial Officer and Trustee of Crown American Realty Trust. Prior thereto, Mr. Miniutti held senior financial positions for a combined 12 years with New Market Companies, Inc., Western Development Corporation (predecessor to The Mills Corporation) and Cadillac Fairview Corporation Limited, which was preceded by ten years in public accounting, principally with national firms. Mr. Miniutti is a member of the American Institute of Certified Public Accountants and a former member of its Real Estate Accounting Committee which was responsible for promulgating most of the real estate accounting rules in practice today.

                  Christopher G. Gavrelis joined the Company in December 1995 and was named Senior Vice President in January 1996. Prior to his affiliation with the Company, Mr. Gavrelis was Vice President of the Charter Oak Group for approximately four years. From 1989 to 1991, Mr. Gavrelis served as regional property manager for McArthur/Glen Realty Corp. (now HGI Realty, Inc.), a company engaged in the development and operation of factory outlets centers. Mr. Gavrelis is responsible for the Company's management, administration and construction activities.

                  Connell L. Radcliff has served as Senior Vice President of the Company since its organization in April 1993. Mr. Radcliff joined North-South Management Corporation (a predecessor company) as Vice President - Leasing in 1989. From 1987 to 1989, Mr. Radcliff was a real estate broker for The Shopping Center Group, a real estate brokerage firm specializing in national tenant representation. Mr. Radcliff is responsible for the Company's development activities.

                  Michaela M. Twomey joined the Company as Senior Vice President and General Counsel in August 1996. Ms. Twomey was previously with Morrison & Foerster LLP in Washington, D.C. for eleven years where she served as principal outside counsel to the Charter Oak Group since its inception. Prior thereto, she practiced primarily real estate law for seven years. Ms. Twomey is a member of the bars of the District of Columbia and Virginia as well as the Real Property, Probate and Trust Law Section of the American Bar Association.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Exchange Act requires the Company's directors, executive officers and owners of more than 10% of the Company's Common Stock ("10% beneficial owners") to file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, during the year ended December 31, 1996, all required Section 16(a) reports were filed on a timely basis.

         ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth the compensation of (i) the Chief Executive Officer, (ii) the three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 1996 and (iii) one former executive officer (collectively, the "Named Executive Officers") for services rendered in all capacities during 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                              ANNUAL                        COMPENSATION
                                                           COMPENSATION                        AWARDS
                                   -------------------------------------------- ---------------------------------
                                                                                     RESTRICTED        SECURITIES       ALL OTHER
                                                       SALARY         BONUS          STOCK             UNDERLYING       COMPENSATION
 NAME AND PRINCIPAL POSITION               YEAR         ($)             ($)         AWARD($)          OPTIONS (#)      ($)
---------------------------------     -----------  -----------  ---------------- ----------------  ---------------  ----------------
 C. Cammack Morton                          1996       287,692        112,500(1)       900,000(2)        300,000            3,570(3)
    President and Chief Executive           1995        11,458          --               --               --                 --
    Officer
 Patrick M. Miniutti                        1996        70,769         40,625(1)       776,250(2)        200,000           50,000(4)
    Executive Vice President and Chief
    Financial Officer
 Christopher G. Gavrelis                    1996       129,742         37,500(1)       166,670(2)         35,000            1,163(3)
    Senior Vice President -                 1995         5,208         --                 --             --                 --
    Management
 Connell L. Radcliff                        1996       181,923         37,500(1)          --             --                 3,750(3)
     Senior Vice President -                1995       158,654         41,250             --              18,000            3,332(3)
     Development                            1994       150,000           --               --              --                3,173(3)

 J. Dixon Fleming, Jr.                      1996       300,173           --           900,000(5)          --              770,750(6)
   Former Chairman and Chief Executive      1995       297,000         75,625         900,000(5)          25,000            4,442(3)
   Officer                                  1994       275,000           --               --              --                3,808(3)

 ------------------
 (1) The 1996 bonuses were paid in the form of restricted stock, which at the time of the award the market price of Common Stock was $6.25 per share. The restricted stock issued in lieu of cash bonuses is subject to a three year cliff vest.
 (2) Pursuant to employment agreements entered into between the Company and Messrs. Morton, Miniutti and Gavrelis, restricted stock of 90,000, 90,000 and 16,667 shares, respectively, were issued to each executive. The value of the restricted stock is based on the market price of Common
      Stock at the date of grant. At December 31, 1996, the market value of such shares were $596,250 for Messrs. Morton and Miniutti and $110,419 for Mr. Gavrelis.
 (3) Consists of matching contributions to the Company's 401(k) Retirement and Savings Plan.
 (4)  Allowance for relocation expenses paid by the Company.

 (5) Restricted stock of 90,000 shares originally awarded as a long-term incentive with a market value of $10.00 per share Common Stock on the date of grant pursuant to Mr. Fleming's employment agreement. Such shares were cancelled upon his termination as an officer and director of the Company. Mr. Fleming received the equivalent value of 16,000 shares, or approximately $100,000, pursuant to his employment agreement, which is included as other compensation (see Note (6) below).
 (6) Includes amounts accrued as of December 31, 1996 representing the remaining value of Mr. Fleming's employment contract (see "Item
      11 -- Executive Compensation -- Severance Agreements") and matching contributions to the Company's 401(K) Retirement and Savings Plan.

         STOCK OPTIONS

          The following table provides certain information regarding the stock options granted during 1996 to the Named Executive Officers.




                                           OPTION GRANTS IN LAST FISCAL YEAR
                                              INDIVIDUAL GRANTS
                           ------------------------------------------------------------------
                                                                                                     POTENTIAL REALIZABLE
                                    NUMBER OF                                                         VALUE AT ASSUMED
                                    SECURITIES          PERCENT OF TOTAL                            ANNUAL RATES OF STOCK
                                    UNDERLYING          OPTIONS GRANTED                         PRICE APPRECIATION FOR
                                    OPTIONS             TO EMPLOYEES          EXERCISE   EXPIRATION      OPTION TERM($)
               NAME                 GRANTED (#)         IN FISCAL YEAR(%)     PRICE ($)  DATE             5%        10%
-------------------------- ------------------- -------------------------------- ------------- --------------------------
         C. Cammack Morton          300,000(1)              48.8%             10.25      2/14/06     1,935,000     4,902,000
         Patrick M. Miniutti        200,000(2)              32.5%             8.625      8/26/06     1,085,000     2,749,000
         Christopher G. Gavrelis     35,000(2)               5.7%             10.25      2/14/06       225,750       571,900
          -----------------


         (1) 100,000 option share vested upon grant with the remainder at 20% per year.
         (2)      20% vested upon grant with the remainder at 20% per year.

                  The following table sets forth certain information concerning the number of shares of Common Stock underlying options held by each of the Named Executive Officers and the value of such options at December 31, 1996.

                                    FISCAL YEAR-END OPTION VALUES

                                 NUMBER OF                   VALUE OF
                                 SECURITIES UNDERLYING       IN-THE-MONEY
                                 UNEXERCISED OPTIONS         OPTIONS AT
                                 AT FISCAL                   FISCAL YEAR-END
                                 YEAR-END (#)                    ($)
                                 EXERCISABLE/                EXERCISABLE/
         NAME                    UNEXERCISABLE               UNEXERCISABLE
---------------------  --------------------------  --------------------------
  C. Cammack Morton               100,000/200,000              --
  Patrick M. Miniutti              40,000/160,000              --
  Christopher G. Gavrelis            7,000/28,000              --
  Connell L. Radcliff               30,750/32,500              --
  J. Dixon Fleming, Jr.             64,270/50,180              --

         LONG-TERM COMPENSATION

                  The following table sets forth certain information regarding long-term incentive awards made to the Named Executive Officers during 1996 in the form of Restricted Stock.

              LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

                                                      PERFORMANCE OR
                                 NUMBER OF          OTHER PERIOD UNTIL
        NAME                    SHARES (#)         MATURATION OR PAYOUT
--------------------      ----------------         --------------------
 C. Cammack Morton                  90,000           10 years (1)
 Patrick M. Miniutti                90,000           10 years (1)
 Christopher G. Gavrelis            16,667            3 years (2)
 J. Dixon Fleming, Jr.              90,000           10 years (3)

(1) Awards increased to 150,000 shares and 120,000 shares, respectively, subsequent to December 31, 1996 for Messrs. Morton and Miniutti with vesting to occur in ten equal annual installments, provided Mr. Morton and Mr. Miniutti continue to be employed by the Company.
(2) Vesting to occur in three equal annual installments, provided Mr. Gavrelis continues to be employed by the Company.
(3) The 90,000 shares awarded to Mr. Fleming were canceled upon his termination as an officer and director of the Company.

         EMPLOYMENT AGREEMENTS

                  ANNUAL COMPENSATION AND BASIC TERMS. The Company is a party to employment agreements with Messrs. Morton, Miniutti, Gavrelis and Radcliff. The agreements with Messrs. Morton and Miniutti were entered into in December 1995 and August 1996, respectively, and provide for an initial three-year term which is automatically extended for an additional year at the end of each year of the agreement, subject to the right of either party to terminate as of the end of the then-existing three-year term by giving one year's prior written notice. The agreement with Mr. Gavrelis was entered into in December 1995 and provides for an initial two-year term. The agreement with Mr. Radcliff was entered into in May 1993 and provided for an initial two-year term, which has been extended through May 1997.
          Pursuant to their respective agreements, each executive is required to devote his entire business time to the Company and is prohibited from competing with the Company for a period of one year following termination of employment. Pursuant to recent actions by the Independent Directors, following consultations with an executive compensation consultant retained by the Executive Compensation Committee, the employment agreements will be revised to reflect current base annual salaries as follows: Mr. Morton - $330,000; Mr. Miniutti - $225,000; Mr. Gavrelis - $160,000; and Mr. Radcliff - $182,000. In
         addition, Messrs. Morton and Miniutti will receive 30,000 shares and 15,000 shares of restricted stock as part of their annual compensation, respectively, based on an equivalent cash value of approximately $200,000 and $100,000, respectively. The number of restricted shares issued annually will be adjusted on March 1st of each year based on the then market price of the stock. Such restricted stock will be subject to a one year cliff vest. The base annual salaries are subject to periodic increases based upon the performance of the Company and the executive. Messrs. Morton and Miniutti each agreed to take the raises in their base salaries for 1997 in the form of restricted stock, which will be subject to a three year cliff vest, in the amounts of 6,000 shares and 4,500 shares, respectively. In addition, they have agreed to take all future raises in the form of restricted stock subject to similar vesting provisions. If the employment of any executive is terminated "without cause" (as defined in the respective agreements), such executive will be entitled to (i) the greater of the base salary payable to the executive for the remainder of the then existing employment term or one year's base salary, (ii) in the case of Messrs. Morton and Miniutti, the product of the number of years representing the unexpired term of the agreement and an amount equal to the average bonuses paid to such executive over the three years immediately prior to termination, and in the case of Messrs. Gavrelis and Radcliff, a pro rata portion of any incentive compensation or bonus payable for the years of termination and (iii) certain other accrued benefits. If the employment of any executive is terminated due to "change of control" an additional two years will added to the unexpired term of the respective agreements.

                  LONG-TERM COMPENSATION. Subsequent to December 31, 1996, in recognition of the increases in their responsibilities and after consultation with an executive compensation consultant, the Independent Directors replaced the previous long-term incentive plan awards of 90,000 shares of restricted stock for Messrs. Morton and Miniutti with grants of 150,000 shares and 120,000 shares, respectively. These grants are being issued pursuant to the Company's 1996 Restricted Stock Plan. These restricted shares will vest in ten equal annual installments commencing on March 1, 1997, provided each executive continues to be employed by the Company. If the Company (i) does not extend the executive's employment agreement beyond its initial three-year term; or
         (ii) terminates the executive "without cause" (as defined in their respective employment agreements) all unvested shares of restricted stock will become fully vested. The executives will be entitled to receive dividends on only the vested shares. Mr. Gavrelis was awarded 16,667 shares of restricted stock which vests in three equal annual installments commencing March 1, 1997, provided he continues to be employed by the Company.

                  In addition, the employment agreements for Messrs. Morton, Miniutti and Gavrelis provide for the grant of options to purchase 300,000, 200,000 and 35,000 shares of the Common Stock, respectively. The Company granted the options to Messrs. Morton and Gavrelis at an exercise price of $10.25 per share and at $8.625 per share for Mr. Miniutti. The options for Mr. Morton vest on the following schedule:
         100,000 shares at date of grant and 20% of the remainder per year thereafter. The options for Messrs. Miniutti and Gavrelis vest at the rate of 20% at date of grant and 20% per year thereafter.

         SEVERANCE AGREEMENTS

                  The Company is also party to an employment agreement with Mr. Fleming which stipulates an annual base salary of $285,000. Mr. Fleming's employment as chief executive officer of the Company terminated effective December 31, 1996 and he resigned as Chairman effective February 15, 1997. The Company agreed to treat his departure as a termination without cause pursuant to the terms of his employment agreement with the Company. Pursuant to such agreement, Mr. Fleming is entitled to severance payments through December 1998 that are expected to aggregate approximately $600,000. He will also be entitled to certain other benefits. In addition, pursuant to the agreement, Mr. Fleming waived his rights with respect to 90,000 shares of restricted stock of the Company, however, he is entitled to receive the equivalent value of 16,000 shares, or approximately $100,000 as additional compensation. In addition, Mr. Fleming and the Company agreed to modify the non-competition provisions of Mr. Fleming's employment agreement to permit Mr. Fleming's ownership, management, control or participation in the development of outlet shopping centers located outside the United States.

                  The Company was party to employment agreements with David A. Hodson, John M. Slocum and R. Kenneth Langston, all former officers of the Company. In 1995, the Company entered into severance agreements with the three former officers which provided them with certain severance payments, which the Company recorded as an expense in 1995. The severance agreements also provided for the vesting of certain stock options and the continued participation in the Company's medical and dental insurance plans.

         CHANGE IN CONTROL ARRANGEMENTS

                  Under the employment agreements, termination "without cause" includes any termination resulting from a "change in control" of the Company. The term "change in control" generally is defined under the employment agreements to include the first to occur of the following:
         (i) any person or group owns or controls 50% or more of the outstanding Common Stock, (ii) any person or group who owned less than 5% of the outstanding Common Stock on the date of the agreement owns 20% or more of the outstanding Common Stock or (iii) the stockholders of the Company approve a business combination that will result in a change in ownership of 20% or more of the outstanding Common Stock.

                  Upon the occurrence of a "change in control" of the Company (as defined in the Option Plan), all nonvested stock options granted thereunder become immediately vested and exercisable in full. "Change in control" generally is defined under the Option Plan to occur at such time as any person or group beneficially owns at least 25% of the outstanding Common Stock.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

                  BY MANAGEMENT. The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 1997 by the: (a) Chief Executive Officer; (b) other current executive officers named on the Summary Compensation Table; (c) certain former executive officer named on the Summary Compensation Table; (d) directors; and (e) current executive officers and directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of Common Stock set forth opposite their name.

                                          AMOUNT AND NATURE OF         PERCENT
                                          BENEFICIAL OWNERSHIP     OF CLASS (1)
                                         ---------------------    --------------
C. Cammack Morton.............               210,100(2)                 1.39%
Patrick M. Miniutti...........               136,500(3)                   *
Christopher G. Gavrelis.......                29,667(4)                   *
Connell L. Radcliff...........               121,891(5)                   *
Robert O. Amick...............                 4,324(6)                   *
B. Mayo Boddie, Sr............                 5,124(6)                   *
J. Richard Futrell, Jr........                 3,824(7)                   *
John W. Gildea................               885,557(8)                5.85%
Theodore E. Haigler, Jr.......                 4,134(9)                   *
J. Dixon Fleming, Jr..........               373,582(10)               2.47%
All current executive officers and         1,774,703(11)              11.72%
directors as a group (10 persons)


(1) An asterisk (*) indicates less than one percent. Class includes the common share equivalents of the Convertible
         Preferred Stock and warrants convertible into common stock.
(2) Includes 108,000 shares of restricted stock as to which Mr. Morton has sole voting power, and 100,000 shares subject to presently exercisable options.
(3) Includes 96,500 shares of restricted stock as to which Mr. Miniutti has sole voting power, and 40,000 shares subject to presently exercisable stock options.
(4) Includes 22,667 shares of restricted stock as to which Mr. Gavrelis has sole voting power, and 7,000 shares subject to presently exercisable stock option.
(5) Includes 6,000 shares of restricted stock as to which Mr. Radcliff has sole voting power, and 30,750 shares subject to presently exercisable stock options.
(6)      Includes 2,000 shares subject to presently exercisable stock options.
(7) Includes 2,000 shares subject to presently exercisable stock options and 200 shares held by a trust established for the benefit of Mr. Futrell.
(8) Includes 4,000 shares held by Mr. Gildea's spouse as custodian for their children, 111,111 shares of common stock equivalents of Convertible Preferred Stock as to which Mr. Gildea has sole voting power and 746,666 shares of common stock equivalents of Convertible Preferred Stock and warrants convertible into 20,000 shares of common stock owned by Network Fund III, Ltd. ("Network") as to which Mr. Gildea is a director of Network and a Managing Director of Gildea Management Company, which has an investment advisory agreement with Network.

(9) Includes 2,000 shares subject to presently exercisable stock options and ten shares held by Mr. Haigler as a custodian under the Uniform Gifts to Minors Act.
(10) Includes 64,270 shares subject to presently exercisable options and 100 shares held by Mr. Fleming's spouse.
(11) Includes 250,020 shares subject to presently exercisable options, 857,777 shares of common stock equivalents of Convertible Preferred Stock and warrants convertible into 20,000 shares of common stock.

                  BY OTHERS. The following table sets forth certain information regarding each person or entity known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock as of March 31, 1997.


 NAME AND ADDRESS OF            AMOUNT AND NATURE OF
  BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        PERCENT OF CLASS (1)
---------------------        ------------------------   -----------------------
Jeffrey B. Citrin(2)                       807,222(3)                    5.33%
950 Third Avenue
17th Floor
New York, NY 10022

(1) Class includes the common stock equivalents of the Convertible Preferred Stock and warrants convertible into common stock.
(2) Based upon a Schedule 13D dated July 22, 1996 filed with the Securities and Exchange Commission.
(3) Includes 547,222 shares of common stock equivalents as to which Blackacre Capital Group, L.P. possess voting and investment control over and warrants convertible into 260,000 shares of common stock as to which Blackacre Bridge Capital, L.L.C. is the record holder. Jeffrey
         B. Citrin is the President of Blackacre Capital Management Corp., the general partner of Blackacre Capital Group, L.P. and the managing member of Blackacre Bridge Capital, L.L.C.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On May 5, 1995 the Company purchased three parcels of land near its Smithfield, North Carolina factory outlet center totaling 4.94 acres for $735,000 from two partnerships, of which former executive officers and their affiliates are general partners. The parcels were used as part of the expansion of the Smithfield center.

     In 1994, the Company's Board of Directors approved acquisition of certain land adjacent to one of the Company's existing outlet centers for potential expansion of that center. The cost of the land acquisition was $400,000. The seller of the land was a partnership whose partners include former executive officers of the Company.


     During 1993, the Company acquired a 19 acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this transaction resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive officer, agreeing to permit the Company to satisfy a $0.6 million asset valuation issue by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement (see "Item 11 -- Executive Compensation -- Severance Agreements") or by the acceptance from Mr. Fleming of some other cash or value equivalent. The Company has recently entered into an agreement with Mr. Fleming to sell to him the 19 acre land tract for the sum of $750,000 which would satisfy the asset valuation issue. The consummation of this transaction is secured by the unpaid severance amounts due to Mr. Fleming. Also in settling the terms of Mr. Fleming's severance and non-competition restrictions, $0.25 million of his severance was applied to certain advertising expenses incurred by the Company.

     The Company has granted Mr. Fleming an option to purchase the Company's interest in a project to develop international outlet centers for an amount equal to the Company's total costs plus interest. Mr. Fleming has also agreed to be responsible for the costs of the project in excess of $250,000. The option expires on December 31, 1997. In the event such option is not exercised, the Company has agreed to negotiate a similar option, exercisable in 1998 for the greater of (i) the fair market value of such investment, or (ii) $250,000 plus interest.

                                     PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements are filed as part of the report:

                                                                          Page

                Report of independent auditors............................ F-1

                Consolidated balance sheets as of December 31, 1996
                and 1995.................................................. F-2

                Consolidated statements of operations for the years ended
                December 31, 1996, 1995 and 1994.......................... F-3

                Consolidated statements of stockholders' equity for years
                ended December 31, 1996, 1995 and 1994.................... F-4

                Consolidated statements of cash flows for the years
                ended December 31, 1996, 1995 and 1994.................... F-5

                Notes to consolidated financial statements................ F-6


         (a)(2) Included with this report is the following consolidated financial statement schedule:

                Schedule III - Real Estate and Accumulated Depreciation... F-25


                All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (a)(3) Included with this report are the following exhibits:



 Exhibit
 Number                                                                            Exhibit Description

 3.1       Second Restated Certificate of Incorporation (1)

 3.2       Articles of Amendment of Factory Stores of America, Inc., dated
           July 1, 1996 (2)

 3.3       Certificate of Designation, Preferences and Rights of the Series A
           Convertible Preferred Stock of FAC Realty, Inc., dated July 1, 1996 (3)

 3.4       Amended and Restated Bylaws of FAC Realty, Inc.

 4.1       Specimen Common Stock Certificate

 4.2       Specimen Series A Preferred Stock Certificate

 10.1      Amended and Restated Employment Agreement between the Company and
           J. Dixon Fleming, Jr.(4)

 10.2      Second Amended and Restated Employment Agreement between the Company and
           C. Cammack Morton (4)

 10.3      Employment Agreement between the Company and John N. Nelli (4)







  10.4      First Amendment to Employment Agreement between the Company and
            John N. Nelli (4)

  10.5      First Amendment to Employment Agreement between the Company and
            Connell L. Radcliff (4)

  10.6      Employment Agreement between the Company and Christopher G.
            Gavrelis (4)

  10.7      Severance Agreement between the Company and David A. Hodson (4)

  10.8      Severance Agreement between the Company and John M. Slocum (4)

  10.9      Severance Agreement between the Company and R. Kenneth Langston (4)

  10.10     Factory Stores of America, Inc. Amended and Restated 1993 Employee
            Stock Option Plan

  10.11     1995 Directors' Stock Award Plan

  10.12     Factory Stores of America, Inc. 1996 Restricted Stock Plan

  10.13     Restricted Stock Agreement between the Company and J. Dixon
            Fleming, Jr.(4)

  10.14     Restricted Stock Agreement between the Company and C. Cammack
            Morton (4)

  10.15     Restricted Stock Agreement between the Company and John N. Nelli (4)

  10.16     Employment Agreement between the Company and Patrick M. Miniutti

  10.17     Employment Agreement between the Company and Michaela M. Twomey

  10.18     Restricted Stock Agreement between the Company and Patrick M.
            Miniutti

  10.19     Restricted Stock Agreement between the Company and Michaela M.
            Twomey

  10.20     Incentive Stock Option Agreement between the Company and Patrick M.
            Miniutti

  10.21     Nonqualified Stock Option Agreement between the Company and Patrick
            M. Miniutti

  10.22     Incentive Stock Option Agreement between the Company and Michaela M.
            Twomey

  10.23     Indenture by and between FSA Finance, Inc., as issuer, Bank One, Columbus,
            National Association, as trustee, and Fleet Management and Recovery
            Corporation, as master servicer (5)

  10.24 Master Servicing Agreement by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee, and
            Fleet Management and Recovery Corporation, as master servicer(6)

  10.25     Specimen copies of the various types of Class A, B, C and R Notes
            (7)

  10.26 Mortgage Note given by FSA Properties, Inc., as maker, in favor of The Travelers Insurance Company, as payee (8)

  10.27     Deed of Trust, Mortgage, Security Agreement, Fixture Filing,
            Financing Statement and Assignment of Leases and Rents by and between FSA Properties, Inc., as mortgagor, and The Travelers
            Insurance Company, as mortgagee (9)

  10.28     Gap Note given by FSA Properties, Inc., as maker, in favor of The
            Travelers Insurance Company, as payee (10)





 10.29     Mortgage Loan Purchase Agreement by and between The Travelers
           Insurance Company, as seller, and FSA Finance, Inc., as purchaser
           (11)

 10.30     Note Purchase Agreement by and among the Company, Blackacre Bridge
           Capital, L.L.C. ("Blackacre") and Gildea Management Company
           ("Gildea"), dated as of April 2, 1996 (12)

 10.31     Amendment No. 1 to Note Purchase Agreement by and among the Company,
           Blackacre and Gildea, dated as of April 12, 1996

 10.32     Amendment No. 2 to Note Purchase Agreement by and among the Company,
           Blackacre and Gildea, dated as of November 12, 1996

 10.33     Addendum to Note Purchase Agreement by and among the Company,
           Blackacre, Gildea and Network Funds III, Ltd. (13)

 10.34     Addendum to Note Purchase Agreement by and among the Company,
           Blackacre, Gildea and John W. Gildea (14)

 10.35     Addendum to Note Purchase Agreement by and among the Company,
           Blackacre, Gildea and Blackacre Capital Group, LLP (15)

 10.36     Addendum to Note Purchase Agreement by and among the Company,
           Blackacre, Gildea and Blackacre Holdings, LLC

 10.37     Addendum to Note Purchase Agreement by and among the Company,
           Blackacre, Gildea and National Union FireInsurance Company of
           Pittsburgh

 10.38     Addendum to Note Purchase Agreement by and among the Company,
           Blackacre, Gildea and Network Funds III, Ltd.

 10.39     Warrant Agreement between the Company and Blackacre (16)

 10.40     Warrant Agreement between the Company and Blackacre

 10.41     Warrant Agreement between the Company and National Union Fire
           Insurance Company of Pittsburgh

 10.42     Warrant Agreement between the Company and Network Fund III, Ltd.

 10.43     Line of Credit Agreement between FAC Realty, Inc. and Nomura Asset
           Capital Corporation, dated February 19, 1997 (17)

 21        Subsidiaries of the Registrant

 23        Consent of Ernst & Young, LLP

 --------------

   (1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 33-71558).

   (2)  Incorporated by reference to Exhibit 3.1 of the Company's
        Current Report on Form 8-K filed with the Commission on July 10, 1996.

   (3)  Incorporated by reference to Exhibit 3.2 of the Company's
        Current Report on Form 8-K filed with the Commission on July 10, 1996.

  (4) Incorporated herein by reference to the document filed under the same Exhibit number to the Company's Form 10-K filed with the Commission on April 16, 1996.

  (5) Incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed with the Commission on May 31, 1995.

  (6) Incorporated herein by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed with the Commission on May 31, 1995.

  (7) Incorporated herein by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed with the Commission on May 31, 1995.

  (8) Incorporated herein by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed with the Commission on May 31, 1995.

  (9) Incorporated herein by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed with the Commission on May 31, 1995.

  (10)Incorporated herein by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed with the
       Commission on May 31, 1995.

  (11)Incorporated herein by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed with the
       Commission on May 31, 1995.

  (12)Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the
       Commission on July 10, 1996.

  (13)Incorporated herein by reference to Exhibit 10.23 to the Company's Form 10-K filed with the Commission on April
       16, 1996.

  (14)Incorporated herein by reference to Exhibit 10.24 to the Company's Form 10-K filed with the Commission on April
       16, 1996.

  (15)Incorporated herein by reference to Exhibit 10.25 to the Company's Form 10-K filed with the Commission on April
       16, 1996.

  (16)Incorporated herein by reference to Exhibit 10.26 to the Company's Form 10-K filed with the Commission on April
       16, 1996.

  (17)Incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission on March 10,
       1997.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FACTORY STORES OF AMERICA, INC.



                                   By /s/ C. CAMMACK MORTON
                                   C. Cammack Morton, President, Chief Executive Officer and Director


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of April, 1997.



 /s/ C. CAMMACK MORTON                    Director, President and Chief Executive Officer
 C. Cammack Morton                        (principal executive officer)


 /s/ PATRICK M. MINIUTTI                  Director, Exec. Vice President and Chief Financial Officer
 Patrick M. Miniutti                      (principal financial officer and accounting officer)


 /s/ ROBERT O. AMICK                       Director
 Robert O. Amick


 /s/ B. MAYO BODDIE, SR.                   Director
 B. Mayo Boddie, Sr.


 /s/ J. RICHARD FUTRELL, JR.               Director
 J. Richard Futrell, Jr.


 /s/ THEODORE E. HAIGLER, JR.              Director
 Theodore E. Haigler, Jr.


 /s/ JOHN W. GILDEA
 John W. Gildea                            Director


                                FAC REALTY, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditors........................................................................F-1

Consolidated Balance Sheets as of December 31, 1996, and 1995.........................................F-2

Consolidated Statements of Operations for the years ended December 31, 1996,
   1995 and 1994......................................................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994....................................................................F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1995 and 1994...................................................................F-5

Notes to Consolidated Financial Statements............................................................F-6

Schedule III - Real Estate and Accumulated Depreciation..............................................F-25


                         Report of Independent Auditors


Board of Directors and Stockholders
FAC Realty, Inc.


We have audited the accompanying consolidated balance sheets of FAC Realty, Inc. and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FAC Realty, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be set forth therein.


                                                               ERNST & YOUNG LLP

Raleigh, North Carolina
January 31, 1997, except for Notes 10 and 12
  as to which the date is March 27, 1997

                                FAC REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                       1996                 1995
                                                                              ------------------------------------------
                                                                                           (IN THOUSANDS)
                                                        ASSETS
INCOME PRODUCING PROPERTIES (NOTES 2,4 AND 6):
   Land                                                                          $      77,011          $    71,668
   Buildings and improvements                                                          259,383              222,524
   Deferred leasing and other charges                                                   17,635               13,416
                                                                              --------------------------------------------
                                                                                       354,029              307,608
   Accumulated depreciation and amortization                                           (36,027)             (24,004)
                                                                              --------------------------------------------
                                                                                       318,002              283,604
   Properties under development (NOTE 9)                                                 2,538               32,837
   Properties held for sale (NOTE 13)                                                   11,438               16,589
 OTHER ASSETS:
   Cash and cash equivalents                                                             7,034                1,655
   Restricted cash                                                                       3,860                4,806
   Tenant and other receivables                                                          5,864                5,245
   Deferred charges and other assets (NOTE 3)                                            9,876               10,359
                                                                              --------------------------------------------
                                                                              $     358,612          $   355,095
                                                                              ============================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties (NOTES 4 AND 12)                                      $   173,695           $  170,067
   Unsecured senior notes (NOTES 5 AND 12)                                               7,420                    -
   Other unsecured notes (NOTE 12)                                                       2,542                  844
   Capital lease obligations (NOTE 6)                                                      826                  797
   Accounts payable and other liabilities                                                9,537               16,876
   Dividends payable                                                                         -                6,025
                                                                              --------------------------------------------
                                                                                       194,020              194,609
                                                                              --------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 4, 9 AND 11)

STOCKHOLDERS' EQUITY (NOTES 5 AND 8):
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     800,000 issued and outstanding in 1996                                             19,162                    -
   Stock purchase warrants                                                                   9                    -
   Common stock, $0.01 par value, 45,000,000 shares authorized, 12,100,955
     and 11,814,523 issued and outstanding in 1996 and 1995, respectively                  121                  118
   Additional paid-in capital                                                          147,346              160,368
   Retained earnings                                                                         -                    -
   Deferred compensation - Restricted Stock Plan                                        (2,046)                   -
                                                                              --------------------------------------------
                                                                                       164,592              160,486
                                                                              --------------------------------------------
                                                                                    $  358,612           $   355,095
                                                                              ============================================


SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        1996               1995             1994
                                                              -------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
RENTAL OPERATIONS:
   Revenues:
      Base rents                                                   $    34,099        $    34,584       $    31,920
      Percentage rents                                                     633                616               531
      Property operating cost recoveries                                11,757             11,065             8,786
      Other income                                                         644                519               840
                                                              -------------------------------------------------------
                                                                        47,133             46,784            42,077
                                                              -------------------------------------------------------
   Property operating costs:
      Common area maintenance                                            6,037              5,518             4,191
      Utilities                                                          1,121                970               828
      Real estate taxes                                                  5,098              4,733             4,096
      Insurance                                                            684                589               513
      Marketing                                                            996              1,838               826
                                                              -------------------------------------------------------
                                                                        13,936             13,648            10,454
   Depreciation and amortization                                        13,802             11,900             8,511
                                                              -------------------------------------------------------
                                                                        27,738             25,548            18,965
                                                              -------------------------------------------------------
                                                                        19,395             21,236            23,112
                                                              -------------------------------------------------------
OTHER EXPENSES:
   General and administrative (NOTE 11)                                  6,238             15,279             5,567
   Interest                                                             14,175             10,903             4,435
                                                              -------------------------------------------------------
                                                                        20,413             26,182            10,002
                                                              -------------------------------------------------------
                                                                        (1,018)            (4,946)           13,110
                                                              -------------------------------------------------------
PROPERTY SALES AND ADJUSTMENTS:
   Adjustment to carrying value of assets (NOTE 13)                     (5,000)            (8,500)                -
   Gain on sale of outparcel land                                           37                345                 -
                                                              -------------------------------------------------------
                                                                        (4,963)            (8,155)                -
                                                              -------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 (5,981)           (13,101)           13,110
   Extraordinary loss on early extinguishment of debt (NOTE 3)            (103)                 -              (884)

                                                              _______________________________________________________
NET INCOME (LOSS)                                                  $    (6,084)       $   (13,101)      $    12,226
                                                              =======================================================

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM APPLICABLE TO COMMON
   SHAREHOLDERS                                                   $     (6,349)       $   (13,101)      $   13,110
                                                              =======================================================

EARNINGS PER COMMON SHARE:
   Income (loss)  before extraordinary item                        $     (0.54)       $    (1.11)       $     1.11
   Extraordinary item                                                    (0.01)                 -            (0.07)
                                                              -------------------------------------------------------
NET INCOME (LOSS)                                                  $     (0.55)       $    (1.11)       $     1.04
                                                              =======================================================

WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING                   11,817             11,814            11,811
                                                              =======================================================

SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                               DEFERRED
                                               CONVERTIBLE  STOCK                     ADDITIONAL            COMPENSATION
                                                PREFERRED  PURCHASE COMMON             PAID IN    RETAINED   RESTRICTED
                                                 STOCK     WARRANTS STOCK              CAPITAL    EARNINGS   STOCK PLAN   TOTAL
                                               -------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
BALANCE AT DECEMBER 31, 1993                    $      -    $  -   $ 115            $ 205,548   $     986  $     -      $ 206,649
   Issuance of 300,800 shares, $0.01 par
     value, common stock, net                          -       -       3                6,788           -        -          6,791
   Net income                                          -       -       -                    -      12,226        -         12,226
   Common dividends declared ($1.89 per share)         -       -       -               (9,114)    (13,212)       -        (22,326)
                                               ------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                           -             118              203,222           -        -        203,340
   Issuance of directors stock awards                  -       -       -                   18           -        -             18
   Net loss                                            -       -       -                    -     (13,101)       -        (13,101)
   Common dividends declared ($2.52  per share)        -       -       -              (42,872)     13,101        -        (29,771)
                                               -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                           -       -     118              160,368           -        -        160,486
   Issuance of convertible preferred stock        19,162       -       -                    -           -        -         19,162
   Issuance of directors stock awards                  -       -       -                   29           -        -             29
   Issuance of restricted stock awards                 -       -       4                3,334           -   (3,338)             -
   Issuance of stock purchase warrants                 -       9       -                    -           -        -              9
   Compensation under restricted stock plan            -       -       -                    -           -      392            392
   Cancellation of restricted stock awards             -       -      (1)               (899)           -      900              -
   Net loss                                            -       -       -                    -      (6,084)       -         (6,084)
   Preferred dividends declared ($.46 per              -       -       -                 (368)           -       -           (368)
     share)
   Common dividends declared ($.75 per share)          -       -       -              (15,118)      6,084        -         (9,034)
                                               ___________________________________________________________________________________
BALANCE AT DECEMBER 31, 1996                     $19,162     $ 9    $121             $147,346    $      -  $(2,046)      $164,592
                                               =====================================================================================

SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                       1996           1995            1994
                                                               ----------------------------------------------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income  (loss)                                            $    (6,084)      $   (13,101)    $    12,226
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Adjustment to carrying value of assets                          5,000             8,500               -
       Depreciation and amortization                                  13,802            11,900           8,511
       Extraordinary loss on early extinguishment of debt                103                 -             884
       Amortization of deferred financing costs                        1,422             1,552             287
       Compensation under restricted stock plan                          392                 -               -
       Net changes in:
         Tenant and other receivables                                   (619)              828          (3,003)
         Deferred charges and other assets                               122             3,968          (2,605)
         Accounts payable and other liabilities                       (6,489)            8,431           4,374
                                                               ----------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                    7,649            22,078          20,674
                                                               ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in income-producing properties                        (18,234)          (46,048)        (32,892)
    Acquisition of  income-producing properties, net                       -                 -         (51,827)
    Change in restricted cash                                            946            (4,806)              -
                                                               ----------------------------------------------------
          NET CASH USED IN  INVESTING ACTIVITIES                     (17,288)          (50,854)        (84,719)
                                                               ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from debt on income properties                             5,061           139,672         101,193
    Proceeds from exchangeable notes                                   20,000                -               -
    Proceeds from other debt                                            9,580               582           1,775
    Deferred financing charges                                         (2,289)           (4,361)         (4,463)
    Debt repayments                                                    (1,936)          (71,294)        (34,957)
    Payable related to acquisition of properties                            -           (11,737)         11,737
    Net proceeds from sale of common stock                                 29                18           6,791
    Distributions to stockholders                                     (15,427)          (23,746)        (22,326)
                                                               ----------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    15,018            29,134          59,750
                                                               ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    5,379               358          (4,295)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,655             1,297           5,592
                                                               ____________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   7,034         $   1,655       $   1,297
                                                               ====================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest (net of
 interest capitalized of $1,974 in 1996,
 $2,567 in 1995, $1,059 in 1994)                                    $  15,347         $   9,848       $   6,631
                                                                ====================================================
    Dividend declared not paid                                      $       -         $   6,025       $       -
                                                               ====================================================


SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

FAC Realty, Inc. (the "Company"), formerly Factory Stores of America, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the development, ownership, acquisition, and operation of factory outlet and community shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

The properties owned by the Company consist of: (1) 21 enclosed and 12 unenclosed factory outlet centers in 20 states aggregating approximately 4,600,000 square feet; (2) five community shopping centers located in the Raleigh, NC area (see Note 12); (3) two unenclosed factory outlet centers held for sale aggregating approximately 150,000 square feet; (4) one former factory outlet center which is being converted to commercial office use with approximately 150,000 square feet that is held for sale; and (5) approximately 181 acres of outparcel land located near or adjacent to certain of the Company's centers and is actively being marketed for lease or sale.

As the owner of real estate, the Company is subject to risks arising in connection with the underlying real estate, including defaults under or non-renewal of tenant leases, competition, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, as well as debt service, capital expenditures and tenant improvements, environmental matters, financing availability and changes in real estate and zoning laws. The success of the Company also depends upon certain key personnel, the Company's ability to maintain its qualification as a REIT, compliance with the terms and conditions of the debt on its income properties and other debt instruments, and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers in connection with the Company's $70 million bridge financing (see Note 2). As of December 31, 1996 and 1995, the consolidated financial statements also include the accounts of FSA Finance, Inc., a wholly owned subsidiary formed on May 22, 1995 in connection with a $95 million securitized debt offering (see Note 3). As of December 31, 1996, the consolidated financial statements also include the accounts of FAC Outparcels, Inc., a majority owned subsidiary formed on February 22, 1996 to hold certain outparcels which the Company is marketing for sale or lease. All significant intercompany balances have been eliminated in consolidation.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    SIGNIFICANT ACCOUNTING POLICIES

       INCOME-PRODUCING PROPERTIES

       Income-producing properties are recorded at cost less accumulated depreciation. Included in such costs are acquisition, development, construction, tenant improvements, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations and represents direct costs of the development department which meet the definition of "indirect costs" in Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

       Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

       Depreciation is provided utilizing the straight-line method over the estimated useful life of 31.5 years for building and improvements, 15 years for land improvements and 5 to 10 years for equipment.

       Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

       Substantially all of the income-producing properties have been pledged to secure the Company's debt.

       Properties under development include costs related to new development and expansions in process totaling approximately $2.5 million and $32.8 million at December 31, 1996 and 1995, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges operations for the costs of unsuccessful development projects.

       The Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121") as of January 1, 1996. The pronouncement requires that certain long-lived assets be reviewed for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition (see Note 13) be reported at the lower of the carrying amount or fair value less any selling costs.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Properties held for sale, at their expected net realizable values, have been separately classified in the accompanying balance sheet at December 31, 1996. As a result of the Company's intent to sell three outlet center properties, the Company recognized a charge to 1996 earnings of $5.0 million and to 1995 earnings of $8.5 million to reduce the carrying amount of these centers to their estimated net realizable value.

       INTEREST COSTS

       Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $2.0 million, $2.6 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Interest expense includes amortization of deferred financing costs (see Note 3) and is net of miscellaneous interest income on cash and escrow deposit balances.

       CASH AND CASH EQUIVALENTS

       The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       RESTRICTED CASH

       In connection with the sale of the $95 million securitized debt offering, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts to approximately $3.9 and $4.8 million at December 31, 1996 and 1995, respectively.

       REVENUE RECOGNITION

       The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in rents and other receivables from tenants in the accompanying balance sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales that are recognized ratably on an estimated basis throughout the year. In addition, certain leases provide for additional rents based on a percentage of sales volume above a specified breakpoint and reimbursement of real estate taxes, insurance, advertising, utilities and certain common area maintenance (CAM) costs. These additional rents are reflected on the accrual basis. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, insurance and CAM costs, the Company has allocated a portion of the rental amount to tenant recoveries. For tenants who are not obligated to pay directly or reimburse the Company for utility costs related to their store, the Company has allocated a portion of their rental revenue to offset the utility expense.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       The Company's principal financial instrument subject to potential concentration of credit risk is tenant accounts receivable which are unsecured. Although the tenants are primarily in the retail industry, the properties are geographically diverse. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance. The Company provides an allowance for estimated uncollectible amounts.

       ACCRUED EXPENSES

       Due to potential environmental issues associated with the properties acquired by the Company and the properties adjacent to the Company's properties, the Company accrued for the potential remediation costs at the date of acquisition of the properties. At December 31, 1996 and 1995, accrued expenses include $500,000 for the potential remediation costs based on the Company's review of environmental assessments.

       STOCK OPTIONS

       In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). FASB 123 encourages companies to adopt the fair value method for expense recognition of employee stock options. FASB 123 also allows companies to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. Currently, the Company uses APB 25 in accounting for its stock options and stock based awards and will continue to apply APB 25 for future stock options and stock based awards.

       EARNINGS PER SHARE

       Primary earnings per common share amounts are computed by dividing income less preferred dividends ($368,000 for the year ended December 31, 1996) by the weighted average number of common shares actually outstanding for the years ended December 31, 1996, 1995 and 1994 of 11,817,000, 11,814,000, and
11,811,000, respectively, which exclude unvested restricted shares. Under fully diluted earnings computation per share amounts would be based on income divided by the weighted average number of common shares as increased by the number of shares that would be outstanding assuming conversion of the Convertible Preferred Stock. Fully diluted earnings per share amounts are not presented because the effect of such inclusion would be to increase earnings per share. Shares issuable under employee stock options and the warrant agreements (see
Note 5) are excluded from the weighted average number of shares on the assumption that their effect is not dilutive because the market price of the stock did not exceed the exercise price for the reporting period.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INCOME TAXES

       The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income.

       DIVIDENDS

       During 1996, 1995 and 1994, distributions were paid of $0.75, $2.52, and $1.89, respectively. The ordinary income, return of capital and long-term gain portions of such distributions for each year are indicated in the table below:

                                                    1996              1995           1994
                                              ---------------- ---------------- ------------------

       Ordinary income                              24.7%              0.0%           61.4%
       Return of capital                            74.9              98.8            38.6
       Long-term gains                               0.4               1.2             0.0
                                              ________________ ________________  _________________
                                                     100%              100%            100%
                                              ================ ================ ==================

       There were no accrued dividends as of December 31, 1996.

       RECLASSIFICATIONS

       Certain 1995 and 1994 financial statement amounts have been reclassified to conform with 1996 classifications. These reclassifications had no effect on net income or stockholders' equity as previously reported.

       3.  DEFERRED CHARGES AND OTHER ASSETS

       Deferred charges and other assets as of December 31 are summarized as follows (in thousands):

                                                                        1996               1995
                                                             ---------------------------------------

          Deferred financing costs                            $       5,915       $       5,898
          Prepaid expenses                                              518                 607
          Other assets                                                3,443               3,854
                                                             __________________________________
                                                                     $9,876             $10,359
                                                             =======================================


                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    DEFERRED CHARGES AND OTHER ASSETS (CONTINUED)

DEFERRED FINANCING COSTS

Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized on a straight line basis over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

As described in Note 4, on April 30, 1996 the Company refinanced its existing credit line and in connection therewith the related deferred financing costs of $103,000 were written off as an extraordinary loss.

OTHER ASSETS

During 1993, as part of the VF acquisition (see Note 9), the Company acquired a favorable lease agreement for land and buildings which has been capitalized as an intangible asset. This asset is being amortized over the remaining life of the lease. The carrying value of the intangible asset, approximating $3.1 and $3.6 million at December 31, 1996 and 1995, respectively, is reviewed if the facts and circumstances suggest that it may be impaired. If such a review indicates that the carrying amount of the asset may not be recoverable, the Company will reduce the carrying value by the amount of the impairment.

4.   DEBT ON INCOME PROPERTIES

Debt on income properties consists of the following at December 31 (in thousands):

                                                                                1996             1995
                                                                          -----------------------------------
Class A Notes payable in 85 monthly principal payments ranging from approximately $104 to $173 determined using various parameters plus weighted average monthly interest payments at 7.42%.  Unpaid
   principal and accrued interest due June 1, 2002.                           $ 55,907         $ 57,257
Class B Notes - monthly interest payments at 7.78% with entire balance
   due June 1, 2002.                                                            20,000           20,000
Class C Notes - monthly interest payments at 8.31% with entire balance
   due June 1, 2002.                                                            17,000           17,000
Note payable to a financial institution with 45 monthly principal and interest payments of approximately $59 at a stated rate of prime plus 2 1/4%
   and one final payment of the entire principal balance and unpaid accrued interest payable due on March 23, 1998. Collateralized by a construction deed of trust, a financing statement, and a security agreement and fixture filing
   (with assignment of rents and leases).                                        5,788            5,871

Credit facility with a financial institution, $75,000,000 and $70,000,000 available as of December 31, 1996 and 1995, respectively, interest at a rate of LIBOR plus 2.75%, amount outstanding paid in full
   in February 1997.                                                            75,000           69,939
                                                                          _____________________________
                                                                             $ 173,695     $     170,067
                                                                          ===================================

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   DEBT ON INCOME PROPERTIES (CONTINUED)

On May 22, 1995, the Company closed a $95 million rated debt securitization (the "Mortgage Notes") by FSA Finance, Inc. The total offering of $95 million consisted of $58 million of Class A Notes rated "AA"; $20 million of Class B Notes rated "A"; and $17 million of Class C Notes rated "BBB". Interest on the Class A Notes, Class B Notes and Class C Notes is payable monthly in arrears at rates per annum equal to 7.42%, 7.78% and 8.31%, respectively. The Company used these proceeds to repay a $70 million bridge loan, applied $16 million to reduce the Company's existing revolving credit line, fund escrow reserves and applied the balance to pay certain expenses related to the issuance and sale of the Mortgage Notes. The Mortgage Notes are secured by a cross-collateralized mortgage which covers 18 factory outlet centers owned by FSA Properties, Inc.

Principal of the Class A Notes is paid monthly in accordance with an amortization schedule calculated based upon level debt service payments in respect of the Mortgage Notes, the weighted average interest rate on the Mortgage Notes (7.67%) and a 25-year amortization schedule. The remaining unpaid principal of the Mortgage Notes is scheduled to be paid as a balloon payment on June 1, 2002 (the "Scheduled Maturity Date"). Neither the Class B Notes nor the Class C Notes will receive scheduled note principal payments prior to the Scheduled Maturity Date. At the Scheduled Maturity Date the entire principal amount of each of the Class B Notes and the Class C Notes is scheduled to be paid as a balloon payment.

The notes are subject to Optional Redemption (as defined) in whole or in part on any payment date beginning on June 1, 1998. Any Optional Redemption occurring on or prior to December 1, 2001 is subject to the payment of a yield maintenance premium.

On April 30, 1996, the Company closed on a $75 million credit facility from Bank One, Dayton, The facility was used to refinance the Company's existing credit line and repay $5 million in short-term promissory notes. As a result, the Company expensed the related unamortized loan costs of $103,000 which has been classified as an extraordinary item in the accompanying consolidated statements of operations. In February 1997, the Company closed a $150 million line of credit facility with Nomura Asset Capital Corporation, replacing this $75 million credit facility (see Note 12).

Combined aggregate principal maturities of notes payable are as follows (in thousands):

         1997                                 $    76,353
         1998                                       7,383
         1999                                       7,383
         2000                                       1,822
         2001                                       1,964
         Thereafter                                78,790
                                         --------------------
                                              $   173,695
                                         ====================

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   DEBT ON INCOME PROPERTIES (CONTINUED)

The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

5.    CONVERTIBLE PREFERRED STOCK AND UNSECURED SENIOR NOTES

On April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25.0 million of the Company's Exchangeable Notes (the "Exchangeable Notes") and $5.0 million of its Senior Notes, both of which were unsecured. On April 3, and 29, 1996, Exchangeable Notes with an aggregate principal amount of $10.0 million each were sold pursuant to the Agreements.

Holders of the Exchangeable Notes, subject to certain conditions, were required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes, upon stockholder approval of necessary amendments to the Company's Certificate of Incorporation and authorization of the Series A Preferred. Each share of Series A Preferred is convertible into shares of the Company's Common Stock at a conversion price equal to the lower of $9 per share or the 30-day average price of the Company's Common Stock on the NYSE following an announcement by the Company of the initial funding, subject to certain limitations. Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred.

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred Stock in exchange for notes with an aggregate principal amount of $20 million (net of issue cost of $838,000). The 800,000 shares of the Series A Preferred Stock are convertible, at the option of the holders, into an aggregate of 2,222,222 shares of the Company's Common Stock.

On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, $2.5 million of the Senior Notes were place at 100% of their face amount. Under the Agreements, these notes mature on the second anniversary of the initial funding and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity. The resulting discount ($150,000) on the Senior Notes is being amortized to interest expense over the term of the notes. In March 1997, the Company repaid the Senior Notes at their face amounts.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   CONVERTIBLE PREFERRED STOCK AND UNSECURED SENIOR NOTES (CONTINUED)

In connection with the issuance of the Exchangeable Notes and the initial $5 million of Senior Notes, on April 3, 1996 the Company issued the holder detachable warrants for the purchase of 200,000 shares of Common Stock of the Company. Each warrant entitles the holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50 per share, subject to adjustment under certain conditions. The warrants were valued at an aggregate value of $6,000 at the issuance date. The $2.5 million of Senior Notes have detachable warrants for the purchase of 100,000 shares of Common Stock of the Company that were issued with terms and conditions similar to the existing Senior Notes, except that each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share. These warrants were valued at an aggregate value of $3,000 at the issuance date.

6.    LEASES

The Company leases certain signage and equipment under capital lease agreements which expire beginning in 1998 through 2007. Capital leases entered into during the years ended December 31, 1996, 1995 and 1994 totaled approximately $214,800, $168,000, and $147,000, respectively. The signage and equipment are included in equipment and total capitalized cost is approximately $1,324,000 and $1,109,000, with related accumulated depreciation of $210,000 and $131,000 as of December 31, 1996 and 1995, respectively. Amortization of assets acquired through capital leases is included with depreciation and amortization expense in the accompanying statement of operations.

The Company leased an airplane under an operating lease beginning in January 1994 through December 1995. Total lease payments under this lease were approximately $659,000 and $133,000 for the years ended December 31, 1995 and 1994. As of December 31, 1995, the lease was canceled at a cost of approximately $180,000.

Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 1996, are as follows (in thousands):

                                                          CAPITAL            OPERATING
                                                           LEASES             LEASES
                                                     ---------------------------------------

     1997                                                 $     292          $     167
     1998                                                       271                314
     1999                                                       156                309
     2000                                                       132                426
     2001                                                       100                438
     Thereafter                                                 128              1,200
                                                     ---------------------------------------
                                                              1,079          $   2,854
                                                    ====================
     Less amounts representing interest                         253
                                                     -------------------
     Present value of minimum lease payments              $     826
                                                     ===================


                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   LEASE AGREEMENTS

The Company is the lessor of retail stores under operating leases with initial terms that expire from 1997 to 2006. Many leases are renewable for five years at the lessee's option.

Expected future minimum rents to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 1996, are as follows (in thousands):

         1997                         $     34,206
         1998                               30,050
         1999                               25,623
         2000                               19,821
         2001                               13,774
         Thereafter                         34,206
                                  --------------------
                                      $    157,680
                                  ====================

For the years ended December 31, 1996, 1995 and 1994 rental revenue from a single major tenant, VF Corporation, comprised approximately 14%, 14% and 15%, respectively, of total rental revenue.

8.    STOCK AND BONUS INCENTIVE PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EMPLOYEE STOCK OPTION PLAN

The Company established an Employee Stock Incentive Plan (the "Stock Incentive Plan") in 1993 for the purpose of attracting and retaining the Company's executive officers and other employees. A maximum of 1,100,000 shares of common stock are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan allows for the grant of "incentive" and "nonqualified" options (within the meaning of the Internal Revenue Code) that are exercisable at a price equal to the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceding the date of grant.

The options generally are exercisable on a pro rata basis over a period of four to five years from the grant date. As of December 31, 1996 and 1995, options outstanding were 1,047,500 shares and 432,500 shares, respectively, of which 512,820 shares and 317,080 shares, respectively, were exercisable. As of December 31, 1996 and 1995, no stock options had been exercised.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    STOCK AND BONUS INCENTIVE PLANS (CONTINUED)

In connection with the severance arrangements the Company entered into with certain former executive officers in 1995 (see Note 11) who held options to purchase a total of 204,800 shares, the vesting of options for 138,080 shares was accelerated. The remaining 66,720 shares had vested prior to severance date.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing a model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.99% and 7.74%, dividend yields of 0% and 0%, volatility factors of 0.104 and 0.104; and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earning per share information):

                                                                      1996               1995
                                                                ------------------ ------------------

Pro forma net loss applicable to common shareholders                $  (6,843)         $   (13,860)
                                                                ================== ==================
Pro forma loss per common share:
   Primary                                                        $     (0.58)       $      (1.17)
                                                                ================== ==================
   Fully diluted                                                  $     (0.58)       $      (1.17)
                                                                ================== ==================

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    STOCK AND BONUS INCENTIVE PLANS (CONTINUED)

                                                                 WEIGHTED                     WEIGHTED
                                                                  AVERAGE        NON-          AVERAGE
                                                   INCENTIVE     EXERCISE      QUALIFIED      EXERCISE
                                                     PLAN          PRICE         PLAN           PRICE
                                                 -------------- ------------ -------------- --------------

Options outstanding December 31, 1994               43,470         $23.00      287,030         $23.00
   Options granted                                  18,604          21.50       83,396          21.50
   Canceled or expired                                   -               -           -              -
   Exercised                                             -               -           -              -
                                                 -------------- ------------ -------------- --------------
Options outstanding December 31, 1995               62,074          22.55      370,426          22.66
   Options granted                                 219,835           9.61      395,165           9.66
   Canceled or expired                                   -              -            -            -
   Exercised                                             -               -           -              -
Options outstanding December 31, 1996              281,909         $12.46      765,591         $15.95
                                                 ============== ============ ============== ==============
                                                                               WEIGHTED-
                                                                  NUMBER       AVERAGE          NUMBER
                                                                OUTSTANDING    REMAINING     EXERCISABLE
                                                   EXERCISE     AT DECEMBER   CONTRACTUAL    AT DECEMBER
                                                    PRICES       31, 1996        LIFE          31, 1996
                                                 ------------- -------------- ------------- ---------------

                                                    23.00          330,500         6.5         282,220
                                                    21.50          102,000         8.1          67,600
                                                    10.25          380,000         9.4         116,000
                                                      8.88          35,000         9.7           7,000
                                                      8.63         200,000         9.7          40,000


RESTRICTED STOCK PLAN

The Company established the FAC Realty, Inc. 1996 Restricted Stock Plan (the "Restricted Plan"), reserving 350,000 shares of Common Stock for issuance thereunder, to give the Executive Compensation Committee ("Committee") more flexibility in designing equity-based compensation arrangements to attract, motivate and retain executives and other key employees. Such equity-based compensation is designed to more closely align the financial interests of management with that of the shareholders. Pursuant to recent action by the Board of Directors, the Company has reserved an additional 150,000 shares of Common Stock for issuance under the Restricted Plan. The Restricted Plan, which is administered by the Committee, provides for the grant of restricted stock awards to any new or existing employee of the Company, including executive officers. Awards under the Restricted Plan typically will be subject to various vesting schedules ranging from one to ten years from the date of grant. The Restricted Plan permits the Committee to customize the vesting schedule by deferring the commencement date, lengthening the vesting period and/or conditioning vesting upon the achievement of specified performance goals.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    STOCK AND BONUS INCENTIVE PLANS (CONTINUED)

In 1996, as part of employment agreements or incentives, the Company granted and issued 42,592 shares of restricted stock to certain officers and other key employees at no purchase cost to the employees. These shares will vest in three equal annual installments commencing March 1, 1997. Subsequent to December 31, 1996, the Company granted 60,000 shares of restricted stock to the officers of the Company in lieu of a cash bonus for 1996 which are subject to a three year cliff vesting and represent 150% of an equivalent cash bonus of an average of 20% of the salaries for the officers. The recipients of the restricted stock are entitled to receive dividends on both the vested and unvested shares.

The Company's Independent Directors, upon the recommendation of the Executive Compensation Committee, which in turn received recommendations from an executive compensation consulting firm, have approved a long-term incentive program for two senior executive officers. Pursuant to such program, 270,000 shares of restricted stock will be awarded to the senior executives officers replacing the 180,000 shares awarded in 1996. These shares will vest in equal annual installments over ten years commencing March 1, 1997, were awarded. The senior executive officers will be entitled to receive dividends on only the vested portion of these specific restricted shares. They will be entitled to receive dividends on all other vested and unvested restricted stock issued to them as other compensation, including their portion of the restricted stock issued in lieu of cash bonuses as noted above. In addition, 90,000 shares of restricted stock previously granted to the former chairman and chief executive officer of the Company were cancelled upon his resignation.

The issuance of restricted shares in 1996, net of the cancelled shares, has been reflected in the Company's financial statements as an increase to Common Stock, and Additional Paid in Capital of $3,000 and $2,435,000, respectively, with an offsetting amount in the stockholder's equity section labeled deferred compensation. The deferred compensation expense will be recognized as compensation expense ratably over the vesting periods.

DIRECTORS' STOCK AWARD PLAN

On May 23, 1995, the Board of Directors adopted, with stockholder approval, the 1995 Directors' Stock Award Plan (the "Directors' Plan") and reserved 25,000 shares of Common Stock for awards to be granted under the Directors' Plan. Under the Directors' Plan, each Outside Director who continues as a director as of the adjournment of each quarterly meeting of the Board, beginning with the first quarterly meeting after May 1, 1995, will automatically receive an award of shares of Common Stock equal in value to, and in lieu of, one-half of the quarterly installment of the retainer fee. The number of shares subject to each award will be based on the closing price of the Common Stock on the New York Stock Exchange on the trading date immediately preceding the date of the relevant quarterly meeting. The awards will be fully vested on the date of grant, but an Outside Director will not be permitted to sell or otherwise dispose of the shares until six months after the grant date. During 1996 and 1995, 2,197 and 924 shares were issued in connection with this plan.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    STOCK AND BONUS INCENTIVE PLANS (CONTINUED)

OTHER PLANS

The Company has adopted a Bonus Incentive Plan for senior management. Under the terms of the plan, senior management employees can earn bonuses up to 75% of their base salary based on the achievement of specific individual and Company performance goals. Bonuses were paid in 1996 with restricted stock as noted above and bonuses of $176,900 were paid in 1995. There were no bonuses earned for the year ended December 31, 1994.

On January 1, 1994, the Company adopted a 401(k) Savings & Retirement Plan and Trust (the "Plan"), a tax qualified defined contribution plan. The Plan covers substantially all employees of the Company who have attained 21 years of age and completed at least one year of service. Eligible employees may elect to contribute 1% to 15% of their compensation to the Plan. The Company may elect to match a certain percentage of each employees contribution and may also elect to make a profit sharing contribution. For the years ended December 31, 1996, 1995 and 1994, the Company contributed $64,084, $59,710, and $44,140, respectively, as a matching contribution and there was no profit sharing contribution made by the Company. The Plan was replaced effective January 1, 1997 by The FAC Realty, Inc. 401(k) and Profit Sharing Plan, which is substantially similar to the Plan, as described above.

9.    COMMITMENTS AND CONTINGENCIES

Under the terms of the purchase agreement to acquire the VF Properties, entered into in 1993, the Company committed to expand certain of these properties by an aggregate of at least 320,000 square feet in the 36 months following the acquisition. Through December 31, 1996, the Company completed eight expansions totaling approximately 303,000 square feet. The original commitment contemplated the completion of two more expansions. Under the terms of the agreement, at completion of an expansion and upon payment to VF Corporation of a tenant allowance, VF Corporation would renew its lease for its original term as of that date. On December 10, 1996, the Company and VF Factory Outlet, Inc. ("VFFO"), a operating subsidiary of VF Corporation, entered into an Amendment and Waiver Agreement ("Amendment Agreement") whereby the requirement to complete the final two expansions was waived. Under the terms of the Amendment Agreement, in lieu of the requirement to expand the additional two centers, the Company remained obligated to pay a tenant allowance for the two centers and will provide for VFFO's benefit nine additional billboards at three center locations selected by VFFO for at least three years. Additionally, the Amendment Agreement requires that the Company continue to manage and market an adjacent factory outlet center at its Sulphur Springs, TX center as a single property. The Company entered into a third party management agreement with this outlet center in June 1996. Pursuant to the Amendment Agreement, the obligation, under the terms of the original commitment, to pay $9.5 million to VF Corporation in the event all of the expansions were not completed as planned, has been extinguished. As of December 31, 1996, the Company's other unsecured notes payable included $2,016,000 due to VFFO for tenant allowances which were subsequently paid with the Nomura credit facility (see Note 12).

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 1996 the Company completed construction of a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 158,000 square feet at Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina, and Tupelo, Mississippi. The anticipated cost of these projects is $42.5 million of which $40.7 million has been expended as of December 31, 1996 and has been reclassified from the properties under development category for financial statements purposes. The remaining $1.8 million in anticipated costs represent estimated tenant buildouts and allowances. Additionally, the Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York. If the appropriate tenant interest is obtained and the appropriate agreements, permits and approvals have been received, the Company intends to commence construction in the fall of 1997.

On July 19, 1996, a purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer, J. Dixon Fleming, Jr., and a former president of the Company, David A. Hodson. The complaint seeks certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaint alleges that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of certain properties from affiliates of the individual defendants at inflated prices; and (6) alleged improper accounting practices.

On October 30, 1996, a second purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company and Messrs. Fleming and Hodson, containing factual allegations and legal claims similar to those asserted in the prior purported class action. The plaintiffs in both actions seek unspecified monetary damages. The cases have been consolidated and the Company has filed motions to dismiss both lawsuits, which motions are currently pending.

The Company believes that it and the named former officers have substantial defenses to the plaintiffs' claims and the Company intends to vigorously defend the actions. However, no assurance can be given as to the ultimate outcome of the litigation.

In addition, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.   OTHER RELATED PARTY TRANSACTIONS

During 1993, the Company acquired a 19 acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this and other transactions resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive Officer, agreeing to permit the Company to satisfy certain asset valuation issues by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement (see Note 12) or by the acceptance from Mr. Fleming of some other cash or value equivalent. The Company has recently entered into an agreement with Mr. Fleming to sell to him the 19 acre land tract for the sum of $750,000 which would substantially satisfy the asset valuation issues.

In 1994, the Company's Board of Directors approved acquisition of certain land adjacent to one of the Company's existing outlet centers for potential expansion of that center. The cost of the land acquisition was $400,000. The seller of the land was a partnership whose partners include former executive officers of the Company.

On May 5, 1995 the company purchased three parcels of land near its Smithfield, North Carolina Factory outlet center totaling 4.94 acres for $735,000 from two partnerships, of which former executive officers and their affiliates are general partners. The parcels were used as part of the expansion of the Smithfield center.

11.   TERMINATED ACQUISITION

On August 25, 1995, the Company signed definitive agreements to acquire the factory outlet centers owned by The Public Employees Retirement System of Ohio (OPERS) and the management and business operations of the Charter Oak Group Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI"), subject to certain conditions. On December 7, 1995, the Company reported that RRI had terminated the agreements under which the Company would have acquired the properties owned by OPERS and the management and business operations of the Charter Oak Group, Ltd.

As a result of the Company's pursuit of the acquisition, the Company incurred direct costs approximating $4.5 million related to the performance of due diligence. In addition, in contemplation of a successful consummation of the acquisition transaction, the Company entered into various severance arrangements aggregating approximately $2.0 million with three former executive officers and certain other employees of the Company in 1995. The Company has recorded the $6.5 million charge as a component of general and administrative expense in the 1995 financial statements.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.   TERMINATED ACQUISITION (CONTINUED)

In 1996, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5.0 million promissory note (the "Note") issued by the Company in connection with the Company's proposed purchase of the factory outlet centers and other properties owned by OPERS. The Note was payable only upon the occurrence of certain conditions relating to termination of the definitive acquisition agreements, some of which conditions the Company asserts were not satisfied. The Company's management has unsuccessfully pursued negotiations with RRI to settle this claim. To date, these discussions have focused on payment by the Company of a portion of the actual costs incurred by RRI, OPERS and certain affiliates in connection with the transaction. RRI has represented these costs to be approximately $1.3 million. RRI has filed an arbitration action to settle the dispute. While no assurance can be given as to the outcome of any such arbitration, the Company believes it has meritorious defenses to the payment of the Note.

12.   SUBSEQUENT EVENTS

The Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation on February 19, 1997. The credit facility with Nomura is secured by 17 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization (see Note 4). The credit facility is for a term of 2 years with a 1 year renewal option and bears interest at the rate of 1 month LIBOR (London Interbank Offered
Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included $75,000,000 of debt on income properties, $7,420,000 of unsecured senior notes and $2,016,000 of other unsecured notes outstanding at December 31, 1996 The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

On March 27, 1997, the Company purchased five community centers located in the Raleigh, North Carolina area for $32.3 million. Pro forma results of operations for the years ended December 31, 1996 and 1995 are set forth below which assume the acquisition of the five properties aggregating 605,668 square feet of retail and office space had been completed as of January 1, 1995. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1995, nor does it purport to represent results of operations of future periods (in thousands, except for per share data).

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.   SUBSEQUENT EVENTS (CONTINUED)

                                                  PRO FORMA YEAR ENDED            PRO FORMA YEAR ENDED
                                                    DECEMBER 31, 1996               DECEMBER 31, 1995
                                             ------------------------------- -------------------------------
                                                       (Unaudited)                     (Unaudited)

Revenues                                                $   52,302                      $    51,953
Property Operating Costs                                    15,279                           14,991
   Depreciation                                             14,610                           12,708
   General and administrative                                6,338                           15,379
   Interest                                                 16,678                           13,406
   Property sales and adjustments                            4,963                            8,155
                                             ------------------------------- -------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 $   (5,566)                     $   (12,686)
                                             =============================== ===============================
NET INCOME (LOSS) PER SHARE                             $    (0.47)                     $     (1.07)
                                             =============================== ===============================

Subsequent to December 31, 1996, J. Dixon Fleming, Jr. resigned as Chairman and Chief Executive Officer of the Company. Pursuant to his three year employment agreement entered into on December 15, 1995, he is entitled to a lump sum distribution of the value of the remaining term of the agreement. The Company has accrued $767,000 as an additional general and administrative expense for 1996 representing the remaining value of his contract.
-
13.   ADJUSTMENT TO CARRYING VALUE OF ASSETS

As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Directors of the Company authorized management in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Under generally accepted accounting principles ("GAAP"), assets held for the long-term production of income are recorded at their historical cost, adjusted for depreciation. However, when a decision is made to dispose of certain assets, the carrying value of those assets is computed using fair value less costs to sell.

Accordingly, in the fourth quarter of 1996 and 1995, the Company recorded a $5.0 million and $8.5 million adjustment, respectively, to the carrying value of the assets held for sale as required under GAAP. This non-cash adjustment was charged to operations and represents the difference between the net realizable value and net book value of that asset. Under GAAP, when a decision is made to dispose of several discrete assets, the anticipated loss on disposal of one asset cannot be offset by the anticipated gains on the others. Any gains are deferred until realized, while estimated losses are recorded currently as an adjustment to the carrying value.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   ADJUSTMENT TO CARRYING VALUE OF ASSETS (CONTINUED)

After recording the $5.0 million and $8.5 million valuation adjustment, the net carrying value of assets currently being marketed for sale at December 31, 1996 and 1995 are $11.4 million and $16.6 million, respectively. There is also $15.8 million of debt associated with these assets held for sale. For the year ended December 31, 1996, these properties contributed approximately $2.1 million of revenue and incurred a loss of $1.0 million after deducting related interest expense on the debt associated with the properties. For the year ended December 31, 1995 these properties contributed approximately $3.0 million of revenue and net loss of $0.5 million after deducting related interest expense.

The Company has begun the process of marketing these properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

14.   QUARTERLY INFORMATION

Selected quarterly financial data for the four quarters in 1996 and 1995 are as follows (in thousands, except per share data):

                                                                    QUARTER ENDED
                                         --------------------------------------------------------------------
                                            MARCH 31        JUNE 30        SEPTEMBER 30       DECEMBER 31
                                         --------------------------------------------------------------------
1996:
    Total revenue                           $ 11,575       $ 12,038         $   12,346        $    11,174
                                         ====================================================================

    Net income (loss) applicable
     to common shareholders                 $     412      $    (94)      $       (510)       $    (6,260)
                                         ====================================================================

    Earnings per common share:
     Income (loss) before extraordinary
     items                                  $   0.03        $ (0.01)         $   (0.04)       $    (0.52)
     Extraordinary item                           -              -                 -               (0.01)
                                         --------------------------------------------------------------------

     Net income (loss)                      $   0.03        $ (0.01)         $   (0.04)       $    (0.53)
                                         ====================================================================

1995:
    Total revenue                           $ 11,642       $ 11,995         $   12,159        $    10,988
                                         ====================================================================

    Net income (loss) applicable
     to common shareholders                 $  2,665       $  2,288         $    2,464        $   (20,518)
                                         ====================================================================

    Earnings (loss) per common share        $   0.23       $   0.19         $    0.21         $   (1.74)
                                         ====================================================================



                                FAC Realty, Inc.

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1996

------------------------------------------------------------------------------------------------------------------------------------

                                                  Cost Capitalized                   Gross Amount at Which Carried At
                      Initial Cost to Company       Subsequent to                            Close of Period
                                                     Acquisition
------------------------------------------------------------------------------------------------------------------------------------
                                    Buildings                             Adjustment               Buildings
                                       and                     Carrying     to Net                    and               Accumulated
Description Encumbrances    Land     Improvements Improvements   Costs    Realizable     Land     Improvements   Total  Depreciation
                                                                             Value

------------------------------------------------------------------------------------------------------------------------------------
Boaz, AL     2,381,533       34,998      42,004     805,639     271,672                  39,230   1,115,083    1,154,313     146,964
------------------------------------------------------------------------------------------------------------------------------------
Casa         5,834,532    2,220,397  10,557,446     301,293      67,848   (7,400,000)    858,207   4,888,777  5,746,984    1,238,250
Grande,
AZ
------------------------------------------------------------------------------------------------------------------------------------
Mesa, AZ     3,071,744    1,399,858   7,060,705   3,236,720     169,317                1,441,663  10,424,937  11,866,600   1,090,653
------------------------------------------------------------------------------------------------------------------------------------
Tucson,      1,133,460      772,231   3,572,837      20,215      58,956                  792,446   3,631,793    4,424,239    426,948
AZ
------------------------------------------------------------------------------------------------------------------------------------
Lathrop,     5,788,398    2,842,636   7,048,844                 290,935   (4,900,000)  1,409,731   3,872,684    5,282,415    627,234
CA
------------------------------------------------------------------------------------------------------------------------------------
Vacaville,  36,236,479   30,008,142  49,464,506                 876,071               30,008,142  50,340,577   80,348,719  5,272,740
CA
------------------------------------------------------------------------------------------------------------------------------------
Graceville,  1,347,037      556,765   2,544,654                 200,031                  556,765   2,744,685    3,301,450    304,455
FL
------------------------------------------------------------------------------------------------------------------------------------
Lake         2,392,174    1,128,056   4,801,250                  39,827                1,128,056   4,841,077    5,969,133  1,901,085
Park, GA
------------------------------------------------------------------------------------------------------------------------------------
W.             966,228      471,041   2,130,358                   8,945                  471,041   2,139,303    2,610,344    240,340
Frankfort,
IL
------------------------------------------------------------------------------------------------------------------------------------
Story        1,970,865      601,802   2,737,481   1,921,580      37,394                  621,443   4,676,814    5,298,257    359,685
City, IA
------------------------------------------------------------------------------------------------------------------------------------
Carrollton,  1,049,844      340,190   1,555,641                   3,854                  340,190   1,559,495    1,899,685    175,711
KY
------------------------------------------------------------------------------------------------------------------------------------
Georgetown,  5,712,654      937,490   6,510,116                  40,761                  937,490   6,550,877    7,488,367  1,287,556
KY
------------------------------------------------------------------------------------------------------------------------------------
Hanson,        845,450      308,876   1,408,641                   3,300                  308,876   1,411,941    1,720,817    158,640
KY
------------------------------------------------------------------------------------------------------------------------------------
Arcadia,     1,282,111      404,864   1,856,173   1,455,341      95,374                  408,356   3,403,396    3,811,752    406,608
LA
------------------------------------------------------------------------------------------------------------------------------------
Iowa, LA     3,493,287      627,061   2,860,591   2,284,703      23,898                  627,061   5,169,192    5,796,253    574,875
------------------------------------------------------------------------------------------------------------------------------------
Kittery,     2,165,526      355,080   2,485,826                  98,547                  355,080   2,584,373    2,939,453    224,002
ME
------------------------------------------------------------------------------------------------------------------------------------
Branson,    18,494,716    5,702,365  24,600,479                                        6,005,848  24,296,996   30,302,844    526,176
MO
------------------------------------------------------------------------------------------------------------------------------------
Lebanon,     1,580,501      403,915   1,889,710                  13,768                  403,915   1,903,478    2,307,393    219,182
MO
------------------------------------------------------------------------------------------------------------------------------------
Tupelo,        971,151      430,765   1,956,158   1,078,612                              439,220   3,026,315    3,465,535    240,878
MS
------------------------------------------------------------------------------------------------------------------------------------
Nebraska     1,970,865      400,684   1,813,050   1,673,098      53,628                  416,909   3,523,551    3,940,460    279,703
City, NE
------------------------------------------------------------------------------------------------------------------------------------
Las          9,968,875    7,158,719  18,761,605                 159,671                7,158,719  18,921,276   26,079,995  1,997,503
Vegas, NV
------------------------------------------------------------------------------------------------------------------------------------
Conway,        739,432      324,652   2,277,122                 107,941   (1,200,000)    172,655   1,337,060    1,509,715    188,591
NH
------------------------------------------------------------------------------------------------------------------------------------
Lake         1,865,421      975,466   4,441,445                 105,683                  975,466   4,547,128    5,522,594    349,925
George,
NY
------------------------------------------------------------------------------------------------------------------------------------
Smithfield, 14,472,056       77,667   9,064,651   8,432,590      98,359                1,329,981  16,343,286   17,673,267  3,701,571
NC
------------------------------------------------------------------------------------------------------------------------------------
Crossville,  2,703,581      519,239   2,415,619   2,253,670      13,900                  530,628   4,671,800    5,202,428    555,934
TN
------------------------------------------------------------------------------------------------------------------------------------
Nashville,  17,221,270    5,947,579  10,078,170   5,936,074      37,117                6,487,873  15,511,067   21,998,940  1,690,349
TN
------------------------------------------------------------------------------------------------------------------------------------
Tri-Cities,  3,856,041      353,983   5,648,812     748,050      11,594                1,102,033   5,660,406    6,762,439  1,369,178
TN
------------------------------------------------------------------------------------------------------------------------------------
Union        1,007,218      296,580   1,343,859                  88,011                  296,580   1,431,870    1,728,450    161,293
City, TN
------------------------------------------------------------------------------------------------------------------------------------
Corsicana,     428,449      336,335   1,533,169                  12,025                  336,335   1,545,194    1,881,529    173,007
TX
------------------------------------------------------------------------------------------------------------------------------------
Hempstead,     499,857      375,487   1,711,282                                          375,487   1,711,282    2,086,769    192,367
TX
------------------------------------------------------------------------------------------------------------------------------------
LaMarque,    7,757,698    4,066,414  11,864,248                  26,711                4,066,414  11,890,959   15,957,373  1,167,303
TX
------------------------------------------------------------------------------------------------------------------------------------
Livingston,    568,885      354,381   1,615,979                  12,331                  354,381   1,628,310    1,982,691    182,712
TX
------------------------------------------------------------------------------------------------------------------------------------
Mineral        504,618      315,944   1,441,675                   2,819                  315,944   1,444,494    1,760,438    166,514
Wells, TX
------------------------------------------------------------------------------------------------------------------------------------
Sulphur        761,687      512,898   2,326,326                  34,233                  512,898   2,360,559    2,873,457    269,463
Springs,
TX
------------------------------------------------------------------------------------------------------------------------------------
Draper,      3,440,401      718,188   4,294,019   3,879,518     305,068                  758,719   8,438,074    9,196,793    881,355
UT
------------------------------------------------------------------------------------------------------------------------------------
North        9,736,608    8,428,229  12,052,296  13,411,035     107,288                8,469,661  25,529,187   33,998,848  2,449,873
Bend, WA
------------------------------------------------------------------------------------------------------------------------------------
           174,220,652   80,708,977 227,766,747  47,438,138   3,476,877 (13,500,000)  80,813,443 265,077,296  345,890,739 31,198,623
           =========================================================================================================================


------------------------------------------------
                                       Life on
                                        Which
                                     Depreciation
                                     in Latest
                                        Income
                  Date of     Date  Statements if
               Construction Acquired  Computed (1)
-----------------------------------------------
Boaz, AL                      1993  31.5 / 5
-----------------------------------------------
Casa                          1994  31.5 / 5
Grande,
AZ
-----------------------------------------------
Mesa, AZ                      1993  31.5 / 5
-----------------------------------------------
Tucson,                       1993  31.5 / 5
AZ
-----------------------------------------------
Lathrop,                      1994  31.5 / 5
CA
-----------------------------------------------
Vacaville,                    1993  31.5 / 5
CA
-----------------------------------------------
Graceville,                   1993  31.5 / 5
FL
-----------------------------------------------
Lake                          1993  31.5 / 5
Park, GA
-----------------------------------------------
W.                            1993  31.5 / 5
Frankfort,
IL
-----------------------------------------------
Story                         1993  31.5 / 5
City, IA
-----------------------------------------------
Carrollton,                   1993  31.5 / 5
KY
-----------------------------------------------
Georgetown,                   1993  31.5 / 5
KY
-----------------------------------------------
Hanson,                       1993  31.5 / 5
KY
-----------------------------------------------
Arcadia,                      1993  31.5 / 5
LA
-----------------------------------------------
Iowa, LA                      1993  31.5 / 5
-----------------------------------------------
Kittery,                      1993  31.5 / 5
ME
-----------------------------------------------
Branson,          1995              31.5 / 5
MO
-----------------------------------------------
Lebanon,                      1993  31.5 / 5
MO
-----------------------------------------------
Tupelo,                       1993  31.5 / 5
MS
-----------------------------------------------
Nebraska                      1993  31.5 / 5
City, NE
-----------------------------------------------
Las                           1993  31.5 / 5
Vegas, NV
-----------------------------------------------
Conway,                       1993  31.5 / 5
NH
-----------------------------------------------
Lake                          1993  31.5 / 5
George,
NY
-----------------------------------------------
Smithfield,                   1993  31.5 / 5
NC
-----------------------------------------------
Crossville,                   1993  31.5 / 5
TN
-----------------------------------------------
Nashville,                    1993  31.5 / 5
TN
-----------------------------------------------
Tri-Cities,                   1993  31.5 / 5
TN
-----------------------------------------------
Union                         1993  31.5 / 5
City, TN
-----------------------------------------------
Corsicana,                    1993  31.5 / 5
TX
-----------------------------------------------
Hempstead,                    1993  31.5 / 5
TX
-----------------------------------------------
LaMarque,                     1994  31.5 / 5
TX
-----------------------------------------------
Livingston,                   1993  31.5 / 5
TX
-----------------------------------------------
Mineral                       1993  31.5 / 5
Wells, TX
-----------------------------------------------
Sulphur                       1993  31.5 / 5
Springs,
TX
-----------------------------------------------
Draper,                       1993  31.5 / 5
UT
-----------------------------------------------
North                         1993  31.5 / 5
Bend, WA
-----------------------------------------------


(1) Buildings and improvements are depreciated based on a 15 - 31.5 year life. Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 - 10 years.

                                FAC Realty, Inc.

                                December 31, 1996



The changes in total real estate for years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      1996                 1995                 1994
                                              ---------------------------------------------------------------

Balance, beginning of period                  $     340,166,756       $  308,586,835      $  232,842,072
Developed or acquired properties                     10,339,504         24,819,456           48,570,023
Improvements                                            547,694         15,474,668           27,174,740
Adjustment to net realizable value                   (5,000,000)        (8,500,000)                   -
Sales                                                  (163,215)          (214,203)                   -
                                              _______________________________________________________________
Balance, end of period                        $     345,890,739       $  340,166,756       $ 308,586,835
                                              ===============================================================

The changes in accumulated depreciation for years ended December 31, 1996, 1995 and 1994 are as follows:

                                                      1996                 1995                 1994
                                              ---------------------------------------------------------------

Balance, beginning of period                  $     20,386,741     $     12,561,252     $     5,648,428
Developed or acquired properties                     8,865,743            6,857,428           6,831,754
Improvements                                         1,946,139              968,061              81,070
Sales                                                        -                    -                   -
                                              ---------------------------------------------------------------
Balance, end of period                        $     31,198,623     $     20,386,741     $     12,561,252
                                              ===============================================================
