Form 10-Q
period 1997-03-31
FACTORY STORES OF AMERICA INC
filed 1997-05-15
CIK 899757

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarter year ended March 31, 1997

                         Commission File Number 1-11998

                                FAC REALTY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                         (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)
                                   56-1819372
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              11000 Regency Parkway
                             Third Floor, East Tower
                              Cary, North Carolina
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                                      27511
                                   (ZIP CODE)

                                 (919) 462-8787

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED

    Common Stock, $.01 par value                New York Stock Exchange





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

As of April 30, 1997, there were 12,247,655 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                FAC REALTY, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                                                       PAGE NO.

ITEM 1.           Financial Statements (Unaudited)                                                         3

ITEM 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   17


                           PART II.  OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                       25

ITEM 2.           Changes in Securities                                                                   25

ITEM 3.           Defaults Upon Senior Securities                                                         25

ITEM 4.           Submission of Matters to a Vote of Security Holders                                     26

ITEM 5.           Other Information                                                                       26

ITEM 6.           Exhibits and Reports on Form 8-K                                                        26

                  Signatures

                                       2


                                     PART I


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                                Page No.

Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996            4

Consolidated Statements of Operations for the three months ended March 31,
   1997 and 1996                                                                  5

Consolidated Statements of Stockholders' Equity for the three months ended
   March 31, 1997                                                                 6

Consolidated Statements of Cash Flows for the three months ended March 31,
   1997 and 1996                                                                  7

Notes to Consolidated Financial Statements                                        8
                                       3

                                FAC REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   MARCH 31,           DECEMBER 31,
                                                                                      1997                 1996
                                                                                   (UNAUDITED)           (AUDITED)
                                                                              ------------------------------------------
                                                                                           (IN THOUSANDS)
                                                        ASSETS
INCOME PRODUCING PROPERTIES (NOTES 2,3 AND 5):
   Land                                                                       $         82,096       $         77,011
   Buildings and improvements                                                          287,580                259,383
   Deferred leasing and other charges                                                   18,303                 17,635
                                                                              --------------------------------------------
                                                                                       387,979                354,029
   Accumulated depreciation and amortization                                           (39,590)               (36,027)
                                                                              --------------------------------------------
                                                                                       348,389                318,002
   Properties under development                                                          3,098                  2,538
   Properties held for sale (NOTE 2)                                                    12,242                 11,438
                                                                              -----------------------------------------
                                                                                       363,729                331,978
 OTHER ASSETS:
   Cash and cash equivalents                                                             5,484                  7,034
   Restricted cash                                                                       3,872                  3,860
   Tenant and other receivables                                                          4,484                  5,864
   Deferred charges and other assets (NOTE 4)                                           10,486                  9,876
                                                                              ============================================
                                                                              $        388,055          $     358,612
                                                                              ============================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties (NOTE 5)                                         $        215,318            $   173,695
   Unsecured senior notes (NOTE 6)                                                          -                   7,420
   Other unsecured notes                                                                   441                  2,542
   Capital lease obligations                                                               768                    826
   Accounts payable and other liabilities                                                9,299                  9,537
                                                                              --------------------------------------------
                                                                                       225,826                194,020
                                                                              --------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (NOTE 6):
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     800,000 issued and outstanding                                                     19,162                 19,162
   Common stock, $0.01 par value, 45,000,000 shares authorized, 12,247,655
     and 12,100,955 issued and outstanding , respectively                                  122                    121
   Additional paid-in capital                                                          215,797                214,827
   Accumulated Deficit                                                                  (4,242)                (1,820)
   Dividends declared                                                                  (65,652)               (65,652)
   Deferred compensation - Restricted Stock Plan                                        (2,958)                (2,046)
                                                                              --------------------------------------------
                                                                                       162,229                164,592
                                                                              ============================================
                                                                              $        388,055             $  358,612

                                                                              ============================================

SEE ACCOMPANYING NOTES.

                                                     FAC REALTY, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     1997                  1996
                                                                             ---------------------------------------------
RENTAL OPERATIONS:                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues:
      Base rents                                                                  $     8,723          $     8,450
      Percentage rents                                                                    127                    8
      Property operating cost recoveries                                                2,941                2,703
      Other income                                                                        131                   98
                                                                             ---------------------------------------------
                                                                                       11,922               11,259
                                                                             ---------------------------------------------
   Property operating costs:
      Common area maintenance                                                           1,280                1,201
      Utilities                                                                           304                  229
      Real estate taxes                                                                 1,320                1,297
      Insurance                                                                           191                  216
      Marketing                                                                           230                  107
      Other                                                                               148                  132
                                                                             ---------------------------------------------
                                                                                        3,473                3,182
   Depreciation and amortization                                                        4,063                3,220
                                                                             ---------------------------------------------
                                                                                        7,536                6,402
                                                                             ---------------------------------------------
                                                                                        4,386                4,857
                                                                             ---------------------------------------------
OTHER EXPENSES:
   General and administrative (NOTE 9)                                                  2,288                1,298
   Interest                                                                             3,534                3,147
                                                                             ---------------------------------------------
                                                                                        5,822                4,445

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                (1,436)                 412
   Extraordinary loss on early extinguishment of debt (NOTE 4)                           (986)                  -
                                                                             =============================================

NET INCOME (LOSS)                                                                  $   (2,422)           $     412
                                                                             =============================================

EARNINGS PER COMMON SHARE:
   Income (loss)  before extraordinary item                                       $    (0.12)          $     0.03
   Extraordinary item                                                             $    (0.08)                   -
                                                                             ---------------------------------------------

NET INCOME (LOSS)                                                                 $    (0.20)          $     0.03
                                                                             =============================================


WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING                                  11,836              11,815
                                                                             =============================================

SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)


                                                                                                           DEFERRED
                                             CONVERTIBLE COMMON   ADDITIONAL                            COMPENSATION
                                             PREFERRED     STOCK    PAID IN    ACCUMULATED DIVIDEND   RESTRICTED STOCK
                                                 STOCK             CAPITAL     DEFICIT    DECLARED       PLAN           TOTAL
                                            --------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
BALANCE AT JANUARY 1, 1997                    $   19,162 $  121   $ 214,827   $  (1,820)  $   (65,652)  $ (2,046)     $  164,592
   Issuance of directors stock awards                  -      -           7           -          -             -               7
   Issuance of restricted stock awards                 -      1         963           -          -          (964)              -
   Compensation under restricted stock plan            -      -           -           -          -            52              52
   Net loss                                            -      -           -      (2,422)         -             -          (2,422)
                                            ======================================================================================
BALANCE AT MARCH 31, 1997                      $  19,162  $ 122   $ 215,797    $ (4,242)  $   (65,652)  $ (2,958)      $ 162,229
                                            ======================================================================================

SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                            1997             1996
                                                                                      ----------------------------------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $      (2,422)  $           412
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                          4,063             3,220
       Extraordinary loss on early extinguishment of debt                                       986                 -
       Amortization of deferred financing costs                                                 417               287
       Compensation under restricted stock plan                                                  52                 -
       Net changes in:
         Tenant and other receivables                                                         1,380               526
         Deferred charges and other assets                                                     (164)              136
         Accounts payable and other liabilities                                                (238)           (5,772)
                                                                                      ----------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 4,074            (1,191)
                                                                                      ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in income-producing properties                                                (3,302)           (3,460)
    Acquisition of  income-producing properties                                             (32,421)                -
    Change in restricted cash                                                                   (12)              404
                                                                                      ----------------------------------
          NET CASH USED IN  INVESTING ACTIVITIES                                            (35,735)           (3,056)
                                                                                      ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from debt on income properties                                                  117,000             6,000
    Proceeds from other debt                                                                       -                89
    Deferred financing charges                                                                (1,860)              (78)
    Debt repayments                                                                          (85,036)             (462)
    Net proceeds from sale of common stock                                                         7                 6
                                                                                      ----------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                           30,111             5,555
                                                                                      ----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (1,550)            1,308
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               7,034             1,655
                                                                                      ==================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $        5,484    $        2,963
                                                                                      ==================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest (net of interest
     capitalized of $476 and $612)                                                    $        3,765           $ 3,558

                                                                                      ==================================

SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

The properties owned by the Company consist of: (1) 21 enclosed and 12 unenclosed factory outlet centers in 20 states aggregating approximately 4,600,000 square feet; (2) five community shopping centers located in the Raleigh, NC area aggregating approximately 600,000 square feet (see
Note 3); (3) two unenclosed factory outlet centers held for sale aggregating approximately 150,000 square feet; (4) one former factory outlet center which is being converted to commercial office use with approximately 150,000 square feet that is held for sale; and (5) approximately 176 acres of outparcel land located near or adjacent to certain of the Company's centers and is actively being marketed for lease or sale.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers and FSA Finance, Inc., a wholly owned subsidiary formed on May 22, 1995 in connection with a $95 million securitized debt offering (see Note 5). As of March 31, 1997, the consolidated financial statements also include the accounts of FAC Outparcels, Inc., a majority owned subsidiary formed on February 22, 1996 to hold certain outparcels which the Company is marketing for sale or lease. All significant intercompany balances have been eliminated in consolidation.

                              FAC REALTY, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Depreciation is provided utilizing the straight-line method over the estimated useful lives ranging from 31.5 to 39 years for building and improvements, 15 years for land improvements and 5 to 10 years for equipment.

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

Substantially all of the income-producing properties have been pledged to secure the Company's debt.
                                       9

                               FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Properties under development include costs related to new development and expansions in process totaling approximately $3.1 million and $2.5 million at March 31, 1997 and December 31, 1996, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges operations for the costs of unsuccessful development projects.

The Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of" ("FAS 121") as of January 1, 1996. The pronouncement requires that certain long-lived assets be reviewed for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition be reported at the lower of the carrying amount or fair value less any selling costs.

Properties held for sale, at their expected net realizable values, have been separately classified in the accompanying balance sheets at March 31, 1997 and December 31, 1996. As a result of the Company's intent to sell three outlet center properties, the Company recognized a charge to 1996 earnings of $5.0 million to reduce the carrying amount of these centers to their estimated net realizable value.

INTEREST COSTS

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $0.5 million and $0.6 million for the three month periods ended March 31, 1997 and 1996, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of miscellaneous interest income on cash and escrow deposit balances.

RESTRICTED CASH

In connection with the sale of the $95 million securitized debt offering, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts were approximately $3.9 million at March 31, 1997 and December 31, 1996.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS PER SHARE

Primary earnings per common share amounts are computed by dividing income less preferred dividends by the weighted average number of common shares actually outstanding for the three month periods ended March 31, 1997 and 1996 of 11,836,000 and 11,815,000, respectively, which exclude unvested restricted shares. Under fully diluted earnings computation per share amounts would be based on income divided by the weighted average number of common shares as increased by the number of shares that would be outstanding assuming conversion of the Convertible Preferred Stock. Fully diluted earnings per share amounts are not presented because the effect of such inclusion would be to increase earnings per share. Shares issuable under employee stock options and the warrant agreements are excluded from the weighted average number of shares on the assumption that their effect is not dilutive because the market price of the stock did not exceed the exercise price for the reporting period.

INCOME TAXES

The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income.
                                       11

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DIVIDENDS

There were no accrued dividends as of December 31, 1996 and no dividends were declared during the three month period ended March 31, 1997.

RECLASSIFICATIONS

Certain 1996 financial statement amounts have been reclassified to conform with 1997 classifications. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

3.    ACQUISITION

On March 27, 1997, the Company purchased five community centers located in the Raleigh, North Carolina area for $32.3 million. Pro forma results of operations for the three months ended March 31, 1997 and 1996 are set forth below which assume the acquisition of the five properties aggregating 605,668 square feet of retail and office space had been completed as of January 1, 1996. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1996, nor does it purport to represent results of operations of future periods (in thousands, except for per share data).

                                                PRO FORMA THREE MONTHS ENDED
                                          MARCH 31, 1997      MARCH 31, 1996
                                         ------------------------- -------------
                                                       (Unaudited)

Revenues                                    $   13,215          $    12,552
Property Operating Costs                         3,809                3,518
Depreciation and amortization                    4,265                3,422
General and administrative                       2,313                1,323
Interest                                         4,160                3,773
                                         ---------------- ----------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM     $   (1,332)         $       516
                                         ================ ======================
NET INCOME (LOSS) PER COMMON SHARE          $    (0.11)         $      0.04
                                         ================ ======================

4.    DEFERRED CHARGES AND OTHER ASSETS

DEFERRED FINANCING COSTS

Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized on a straight line basis over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.    DEFERRED CHARGES AND OTHER ASSETS (CONTINUED)

As described in Note 5, on February 19, 1997 the Company refinanced its existing credit line and in connection therewith the related unamortized deferred financing costs of $986,000 were written off as an extraordinary loss.

5.   DEBT ON INCOME PROPERTIES

Debt on income properties consists of the following (in thousands):

                                                                           MARCH 31, 1997  DECEMBER 31, 1996
                                                                          -----------------------------------
                                                                            (Unaudited)        (Audited)
Class A Notes payable in 85 monthly principal payments ranging from approximately $104 to $173 determined using various parameters plus weighted average monthly interest payments at 7.42%.  Unpaid
   principal and accrued interest due June 1, 2002.                           $ 55,553         $ 55,907
Class B Notes - monthly interest payments at 7.78% with entire balance
   due June 1, 2002.                                                            20,000           20,000
Class C Notes - monthly interest payments at 8.31% with entire balance
   due June 1, 2002.                                                            17,000           17,000
Note payable to a financial institution with 45 monthly principal and interest payments of approximately $59,000 at a stated rate of prime plus 2 1/4% and one final payment of the entire principal balance
   and unpaid accrued interest payable due on March 23, 1998.                    5,765           5,788
Credit facility with a financial institution, $75,000,000 available as of
   December 31, 1996, interest at a rate of LIBOR plus 2.75%, amount
   outstanding paid in full in February 1997.                                        -           75,000
Credit facility with a financial institution, $150,000,000 available as
   of March 31, 1997, interest at a rate of LIBOR plus 2.25%.                  117,000                -
                                                                          -----------------------------------
                                                                             $ 215,318     $     173,695
                                                                          ===================================

The Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation on February 19, 1997. The credit facility with Nomura is secured by 17 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization (see Note 4). The credit facility is for a term of 2 years with a 1 year renewal option and bears interest at the rate of 1 month LIBOR (London Interbank Offered
Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included $75,000,000

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.   DEBT ON INCOME PROPERTIES (CONTINUED)

of debt on income properties, $7,420,000 of unsecured senior notes and $2,016,000 of other unsecured notes outstanding at December 31, 1996. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

6.    CONVERTIBLE PREFERRED STOCK AND UNSECURED SENIOR NOTES

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

On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, $2.5 million of the Senior Notes were placed at 100% of their face amount. Under the Agreements, these notes mature on the second anniversary of the initial funding and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity. The resulting discount ($150,000) on the Senior Notes is being amortized to interest expense over the term of the notes. In March 1997, the Company repaid the Senior Notes at their face amounts.

In connection with the issuance of the Exchangeable Notes and the initial $5 million of Senior Notes, on April 3, 1996 the Company issued the holder detachable warrants for the purchase of 200,000 shares of Common Stock of the Company. Each warrant entitles the holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.    CONVERTIBLE PREFERRED STOCK AND UNSECURED SENIOR NOTES (CONTINUED)

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

7.    COMMITMENTS AND CONTINGENCIES

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

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.    OTHER RELATED PARTY TRANSACTIONS

During 1993, the Company acquired a 19 acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this and other transactions resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive Officer, agreeing to permit the Company to satisfy certain asset valuation issues by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement or by the acceptance from Mr. Fleming of some other cash or value equivalent. The Company has recently entered into an agreement with Mr. Fleming to sell to him the 19 acre land tract for the sum of $750,000 which would substantially satisfy the asset valuation issues.

9.    TERMINATED ACQUISITION

On August 25, 1995, the Company signed definitive agreements ("Agreements") to acquire the factory outlet centers owned by The Public Employees Retirement System of Ohio (OPERS) and the management and business operations of the Charter Oak Group Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI"), subject to certain conditions. On December 7, 1995, the Company reported that RRI had terminated the Agreements under which the Company would have acquired the properties owned by OPERS and the management and business operations of the Charter Oak Group, Ltd.

Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5.0 million promissory note (the "Note") issued by the Company in connection with the Company's proposed purchase of the factory outlet centers and other properties owned by OPERS. The Note was payable only upon the occurrence of certain conditions relating to termination of the definitive acquisition agreements, some of which conditions the Company asserts were not satisfied. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement is payable in installments with $725,000 payable by May 7, 1997 and $725,000 payable on June 30, September 30 and December 31, 1997, respectively, and is secured by a deed of trust on a community center.
The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million of the $2.9 million, plus an estimate for the Company's legal fees, has been accrued for as of March 31, 1997 and is included in general and administrative expenses.

10.    NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt FAS No. 128 "Earnings per Share" and FAS No. 129 "Disclosure of Information about Capital Structures" in the fourth quarter of 1997. Neither of these new standards is expected to have any material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the selected financial data included in this section and the consolidated financial statements and notes thereto included in this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted average square foot basis, which adjusts for square footage added at different times during the year.

         Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Forward-Looking Statements" included under this section.

GENERAL OVERVIEW

         The Company has grown by selectively expanding, developing and acquiring factory outlet and community shopping centers. At March 31, 1997, the Company operated 41 shopping centers with 5,471,000 square feet of GLA in 21 states, compared to 36 centers with 4,654,000 square feet of GLA at March 31, 1996. Weighted average square feet of GLA for the three months ended March 31, 1997 and 1996 was 4,872,000 and 4,499,000, respectively.

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

         During 1995, the Company delivered 109,000 square feet of expansion space to tenants in Mesa, Arizona and Draper, Utah. In September 1995, the Company completed an expansion of 28,000 square feet of GLA in Nashville, Tennessee. Throughout 1995, the Company continued development of its 288,000 square foot outlet center in Branson, Missouri, with 207,000 square feet available for delivery to tenants by December 31, 1995. The Company also began a 103,000 square foot expansion of its Smithfield, North Carolina factory outlet center, with 48,000 square feet of the expansion space opening in November 1995; and had commenced two additional expansions totaling 48,000 square feet in Nebraska City, Nebraska and Story City, Iowa, which were being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June 1993. As of December 31, 1996, the Company had satisfied its obligations to VF Corporation. The Company ended 1995 with 4,626,000 square feet of GLA, up 9% from the prior year end.

         During 1996, the Company completed the remaining 81,000 square feet of its 288,000 square foot outlet center in Branson, Missouri, and completed expansions aggregating 158,000 square feet in Story City, Iowa; Nebraska City, Nebraska; Smithfield, North Carolina; and Tupelo, Mississippi. The Company ended 1996 with 4,865,000 square feet of GLA, up 5.1% from the end of 1995.

         In March 1997, the Company purchased five retail community shopping centers located in the Raleigh, North Carolina area for $32,300,000. The centers total 606,000 square feet and feature anchor tenants such as Winn Dixie, Food Lion, K-Mart and Eckerd Drug. In April 1997, the Company commenced construction on a 34,000 square foot expansion at its Crossville, Tennessee outlet center. In addition, during 1997, the Company plans to begin construction on an expansion at its Wilson, North Carolina center, totaling 44,000 square feet. Additionally, the Company is currently in the predevelopment and marketing stage for a "power" outlet mall located in Lake Carmel, New York. The project is planned to contain in excess of 500,000 square feet of GLA. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in 1998. No assurance can be given, however, that the expansions or project will be developed and/or completed.

          The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants and through miscellaneous income including tenant lease buyouts. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated, including the amounts tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Percentage rent is a function of the sales volumes of various tenants in excess of a negotiated sales "break point." For sales in excess of the break point, tenants pay a specified percentage of these sales as overage rent in addition to their base rent and other charges. Expense recoveries from tenants relate to the portion of the property's operating costs for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., these anchor tenants are obligated to pay only certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain of the operating expenses. While many of the Company's leases are triple net leases, whereby the tenants are obligated for their pro-rata share of the real estate taxes, insurance, utilities, common area maintenance charges and contribute to the marketing fund, as of March 31, 1997, approximately 20% of the leased GLA of the Company's centers is leased to tenants whereby they are not obligated to reimburse the Company for real estate taxes, insurance, utilities and common area maintenance expenses. In such instances, the Company has allocated a portion of the base rent or percentage rent to expense recoveries and utility expense.

         At March 31, 1997, the Company had approximately 176 acres of outparcels located near or adjacent to certain centers which are actively being marketed for sale or as ground leases. As outparcels are sold and cash received, these revenues are available for reinvestment.

SELECTED FINANCIAL DATA

         The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

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

         Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, is not included in the calculation of FFO.

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


                                                                                            FAC REALTY, INC.
                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                     1997                      1996
                                                                                --------------  -------------------
OPERATING DATA:
   Rental revenues                                                                     $11,922              $11,259
   Property operating costs                                                              3,473                3,182
                                                                                --------------  -------------------
                                                                                         8,449                8,077
   Depreciation and amortization                                                         4,063                3,220
   General and administrative                                                            2,288                1,298
   Interest                                                                              3,534                3,147
   Extraordinary loss on early extinguishment of debt                                    (986)                    -
                                                                                --------------  -------------------
   Net  income (loss)                                                                $ (2,422)            $     412
                                                                                ==============  ===================
   Per common share data:
      Income (loss) before extraordinary item                                        $  (0.12)            $    0.03
      Extraordinary item                                                                (0.08)                    -
                                                                                --------------  -------------------
      Net  income (loss)                                                             $  (0.20)            $    0.03
                                                                                ==============  ===================
   Weighted average common share outstanding                                            11,836               11,815
                                                                                ==============  ===================

OTHER DATA:
   EBITDA                                                                            $  7,511             $  6,779
                                                                               ==============  ===================
   Funds from Operations (FFO):
     Net income (loss)                                                               $(2,422)             $    412
     Adjustments:
        Straight line rent                                                              (114)                 (63)
        Depreciation and amortization                                                   3,999                3,146
        Compensation under restricted stock award                                          52                    -
        Unusual items:
           Non-recurring administrative costs                                             100                    -
           Merger termination costs                                                     1,250                    -
        Extraordinary loss on early extinguishment of debt                                986                    -
                                                                               --------------  -------------------
                                                                                     $  3,851             $  3,495
                                                                               ==============  ===================
   Weighted average shares outstanding - fully diluted                                 14,058               11,815
                                                                               ==============  ===================
                                                                                     $   0.27             $   0.29
                                                                               ==============  ===================
   Funds Available for Distribution/Reinvestment:
     Funds from Operations                                                           $  3,851             $  3,495
     Adjustments:
       Non-recurring administrative costs                                               (100)                    -
       Merger termination costs                                                       (1,250)                    -
       Capitalized tenant allowances                                                    (243)                 (39)
       Capitalized leasing costs                                                        (203)                (114)
       Recurring capital expenditures                                                   (212)                (115)
                                                                               --------------  -------------------
                                                                                     $  1,843             $  3,227
                                                                               ==============  ===================
   Funds Available for Distribution/Reinvestment per share                           $   0.13             $   0.27
                                                                               ==============  ===================
   Dividends declared on quarterly earnings                                          $      -             $  3,007
                                                                               ==============  ===================
   Dividends declared on quarterly earnings per share                                $      -             $   0.25
                                                                               ==============  ===================




                                                                                           FAC REALTY, INC.
                                                                                              MARCH 31,
                                                                               ------------------------------------
                                                                                    1997                      1996
                                                                               --------------  -------------------
BALANCE SHEET DATA:
  Income-producing properties (before accumulated depreciation and
   amortization)                                                                     $403,319             $345,537
  Total assets                                                                        388,055              355,452
  Debt on income properties                                                           215,318              176,492
  Total liabilities                                                                   225,826              194,548
  Total stockholders' equity                                                          162,229              160,904
PORTFOLIO PROPERTY DATA:
  Total GLA (at end of period)                                                          5,471                4,654
  Weighted average GLA                                                                  4,872                4,499
  Number of properties (at end of period)                                                  41                   36
  Occupancy (at end of year):
      Operating                                                                         91.4%                91.1%
      Development                                                                       67.3%                67.0%
      Held for sale                                                                     45.7%                63.2%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

        The Company reported a net loss of $2.4 million, or $0.20 per common share, for the three months ended March 31, 1997 compared to a net income of $0.4 million or $0.03 per common share, for the comparable period in 1996. The loss for 1997 resulted primarily from three factors: (a) an increase in general and administrative expenses due to a non-recurring charge of $1.3 million for the settlement of the arbitration with the Public Employees Retirement System of Ohio (OPERS); (b) increased interest expense of $0.4 million, as a result of higher borrowing levels; and (c) the Company incurred an extraordinary loss on the early extinguishment of debt of $1.0 million.

        FFO for the three months ended March 31, 1997 was $3.9 million, or $0.27 per share. This compares to $3.5 million, or $0.29 per share, for the same period in 1996. Factors that had a positive impact on 1997 FFO were: (a) $0.3 million, or $0.02 per share, in improved property level performance as described below and (b) $0.4 million, or $0.03 per share, in lowered general and administrative expenses also described below. Factors that had a negative impact on 1997 FFO were: (a) $0.4 million, or $0.03 per share, in higher interest expense due to a higher average borrowing level plus (b) $0.04 per share resulting from the dilutive effect of the increase in the weighted average shares outstanding.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) were $7.5 million for the three months ended March 31, 1997, an increase of $0.7 million or 11%, from $6.8 million for the same period in 1996. The increase was due to the decrease of $0.04 million in the general and administrative expenses from 1996 after adjustment for non-recurring costs for both years and increased property level performance of $0.03 million over 1996.

        Base rent increased slightly to $8.7 million for the three months ended March 31, 1997 from $8.5 million for the same period in 1996. Base rent before the adjustment for straight line rent increased $0.2 million or 3% to $8.6 million for the three months ended March 31, 1997 when compared to 1996, while the Company's weighted average square feet of GLA in operation increased 8%. The increase in base rents from increased occupancy at the operating and development centers was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale. Base rental revenue for 1997 includes a charge to the reserve for uncollectible tenant accounts of $0.1 million compared to the same amount in 1996.

        Percentage rent increased $0.1 million for the three months ended March 31, 1997 as compared to the same period in 1996. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a sales break point agreed to in the lease.

        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, increased in the three months ended March 31, 1997 to $2.9 million from $2.7 million in the same period in 1996. On a weighted average square foot basis, recoveries from tenants remained the same at $0.60 for the three months ended March 31, 1997 when compared to the same period in 1996. The average recovery of property operating expenses also remained the same at 85%. Approximately 20% of the leased GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable center.

        Total tenant retail sales at the Company's outlet centers increased 7.9% for the three months ended March 31, 1997 compared to the same period in 1996. Tenant sales on a comparative store basis increased approximately 2.3% in 1997 compared to 1996.

        Other income was approximately $0.1 million in 1997 compared to the same amount in 1996.

        Operating expenses increased $0.3 million, or 9%, to $3.5 million in 1997 from $3.2 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997 which rose 8% from 4.5 million square feet in 1996 to 4.9 million square feet in 1997. On a weighted average square foot basis, operating expenses increased 3% from $0.68 in 1996 to $0.70 in 1997.

        General and administrative expenses for the three months ended March 31, 1997 included a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Systems of Ohio
(OPERS) and $0.1 million in other non-recurring charges. Exclusive of these charges, general and administrative cost decreased
$0.4 million, or 32% to $0.9 million in 1997 from $1.3 million in 1996. The decrease was due principally to the savings in miscellaneous corporate administrative expenses.

        Depreciation increased $0.6 million in 1997 primarily as a result of the completion in 1996 of the center in Branson, Missouri and the expansions of the Company's properties in Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina and Tupelo, Mississippi. Amortization of deferred leasing and other charges increased $0.2 million in 1997 mainly as a result of tenant improvements for VF Corporation in 1996 pursuant to commitments made to VF Corporation in connection with the purchase of the VF properties. On a weighted average square foot basis, depreciation and amortization of income-producing properties increased 17% to $0.82 in 1997 from $0.70 in 1996.

        Interest expense for the three months ended March 31, 1997, net of interest income of $0.02 million, increased by $0.4 million or 12%, to $3.5 million compared to $3.1 million, net of interest income of $0.01 million, in 1996. This increase resulted from higher borrowing levels in 1997 compared to 1996. On a weighted average basis, debt outstanding and the average interest cost were approximately $186 million and 8.1%, respectively, in 1997 compared to $176 million and 8.1%, respectively, in 1996. Amortization of deferred financing cost amounted to $0.4 million in 1997 and $0.3 million in 1996. The Company capitalized interest cost associated with its development projects of $0.5 million in 1997 and $0.6 million in 1996. Associated with the early extinguishment of debt, the Company expensed the related unamortized loan costs of $986,000 which has been classified as an extraordinary item in the Consolidated Statements of Operations.

        As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale. In 1996 the Company recorded an additional $5.0 million adjustment to the carrying value of one of the assets held for sale. This non-cash adjustment was charged to operations and represents the difference between the fair value less costs to sell and the net book value of the assets. After recording the $13.5 million valuation adjustment, the net carrying value of assets currently being marketed for sale at March 31, 1997 is $12.2 million. There is also $15.8 million of debt secured by the properties which is expected to be primarily retired from the sale proceeds. For the three months ended March 31, 1997, these properties contributed approximately $0.3 million of revenue and incurred a loss of $0.4 million after deducting related interest expense on the debt associated with the properties. For the three months ended
March 31, 1996, these properties contributed approximately $1.0 million of revenue and incurred a loss of $0.1 million after deducting related interest expense. The reduction in the performance is principally due to the lower occupancy level in 1997 as compared to 1996 existing at certain centers held for sale.

        The Company has begun the process of marketing the properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents balance at March 31, 1997 was $5.5 million. Restricted cash, as reported in the financial statements, as of such date, was $3.9 million. In connection with the Company's $95 million rated debt securitization, the Company is required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

        Net cash provided by operating activities was $4.1 million for the three months ended March 31, 1997. Net cash used in investing activities was $35.7 million for the same period in 1997. The primary use of these funds included:
$32.4 million to acquire the five North Carolina community shopping centers, as previously described; and $3.2 million in costs related to the completion of a development project; the completion of 158,000 square feet of expansion projects; re-tenanting, lease renewal and leasing costs; predevelopment costs; and normal recurring capital expenditures. Net cash provided by financing activities was $30.1 million for the three months ended March 31, 1997. The source of such funds was new borrowing, as described below, net of fees and other costs related thereto. Funds generated through financing activities were offset by payments of $0.5 million for scheduled debt principal repayment.

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

        On February 19, 1997, the Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation. The credit facility with Nomura is secured by 17 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization. The credit facility is for a term of two years with a one year renewal option and bears interest at the rate of one month LIBOR (London Interbank Offered Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included the $75 million credit facility, the $7.4 million of Senior Notes and a $2.0 million note payable incurred in connection with the acquisition of the VF Properties. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

        CAPITAL EXPENDITURES. The Company's capital expenditures have included expansions of existing centers and acquisitions of new properties.

        During 1996 the Company delivered a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 158,000 square feet at Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina, and Tupelo, Mississippi. The anticipated cost of these projects is $42.5 million of which $41.7 million has been expended as of March 31, 1997 and has been reclassified from the properties under development category for financial statement purposes. The remaining $0.8 million of anticipated costs represent estimated tenant buildouts and allowances. Additionally, the Company is currently in the predevelopment and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in 1998.

        During 1997, the Company plans to commence construction for expansions at two existing centers, aggregating approximately 76,000 square feet, with an estimated cost of $4.8 million.

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

        Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, distributions to stockholders, acquisitions and planned development and construction activities. The $27.5 million raised through the private placement with Gildea and Blackacre was used to fund the 1996 developments and expansions, repay certain debt obligations, settle certain costs incurred in connection with the termination of the OPERS factory outlet acquisition agreements and provide additional working capital. At March 31, 1997, the $150 million Nomura credit facility had $33 million of unfunded availability following the retirement of $84.5 million of debt which existed at December 31, 1996 and the funding of the acquisition of the five community centers in March 1997. The Company is in the process of reviewing various financing alternatives for its planned development of the "power" outlet mall located in Lake Carmel, New York, including a potential joint venture arrangement.

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


ECONOMIC CONDITIONS

        Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as, apparel pricing which has slowed the growth of tenant sales which adversely impact the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to release space to other tenants. Although the decline in sales does not affect base rental, aside from renewals, this weakness could result in reduced revenue from percentage rent tenants, as well as, overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 5.4% of the Company's total revenue for the three months ended March 31, 1997. Continuance of this trend may affect the Company's operating centers (the "Properties") occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the Properties. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

        The majority of the Company's leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed prior to June 1993, require the tenants to pay certain operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation. At March 31, 1997, 20% of the aggregate GLA of its centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The Properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

        Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 57% of the Company's debt on income properties and notes payable as of March 31, 1997 bore interest at rates that adjust periodically based on market conditions. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

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

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

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

        Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5 million promissory note (the "Note") issued by the Company in connection with its proposed purchase of the OPERS' centers and the management and business operations of RRI's Charter Oak Group, Ltd. The Note was payable only upon the occurrence of certain conditions relating to the termination of the Agreements and the Company asserted that certain of the required conditions were not met. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement is payable in installments with $725,000 payable by May 7, 1997 and $725,000 payable on June 30, September 30 and December 31, 1997, respectively. The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million, plus an estimate for the Company's legal fees, has been accrued for as of March 31, 1997 and is included in general and administrative expenses.

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

ITEM 2.  CHANGES IN SECURITIES

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                  None

        (b)       Reports on Form 8-K

        On March 10, 1997, the Company filed a Report on Form 8-K reporting that
J. Dixon Fleming, Jr., Chairman of the Board of Directors, resigned from the Board of Directors of Registrant effective February 20, 1997. In addition, the Company reported that on February 19, 1997, the Company entered into a $150 million line of credit agreement with Nomura Asset Capital Corporation. The Nomura line of credit facility replaced the Company's previous $75 million line of credit.

        On April 11, 1997, the Company filed a Report on Form 8-K reporting that the Company consummated the acquisition of five community centers in and around Raleigh, North Carolina, from North Hills Properties, Inc. for a total purchase price of $32.3 million.

                                   SIGNATURES



        Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FAC REALTY, INC.



Date: May 14, 1997    By /s/ PATRICK M. MINIUTTI
                           -----------------------
                      Patrick M. Miniutti, Executive Vice President,
                      Chief Financial Officer and Director