Form 10-Q
period 1997-06-30
FAC REALTY INC
filed 1997-08-07
CIK 899757

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarter year ended June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of June 30, 1997, there were 12,222,157 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                FAC REALTY, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION
                                                                      PAGE NO.


ITEM 1.     Financial Statements (Unaudited)                             3

ITEM 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       19


                     PART II.  OTHER INFORMATION

ITEM 1.     Legal Proceedings                                           29

ITEM 2.     Changes in Securities                                       29

ITEM 3.     Defaults Upon Senior Securities                             29

ITEM 4.     Submission of Matters to a Vote of Security Holders         30

ITEM 5.     Other Information                                           30

ITEM 6.     Exhibits and Reports on Form 8-K                            30

            Signatures                                                  30

                                     PART I


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                                                 Page No.

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 ..................................4

Consolidated Statements of Operations for the three months ended June 30,
   1997 and 1996........................................................................................5

Consolidated Statements of Operations for the six months ended June 30,
   1997 and 1996........................................................................................6

Consolidated Statements of Stockholders' Equity for the six months ended
   June 30, 1997........................................................................................7

Consolidated Statements of Cash Flows for the six months ended June 30,
   1997 and 1996........................................................................................8

Notes to Consolidated Financial Statements..............................................................9

                                FAC REALTY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                JUNE 30,     DECEMBER 31,
                                                                                  1997           1996
                                                                               (UNAUDITED)     (AUDITED)
                                                                               ----------------------------
                                                                                   (IN THOUSANDS)

                                                        ASSETS
INCOME PRODUCING PROPERTIES (NOTES 2,3 AND 5):
   Land ......................................................................   $  82,057    $  77,011
   Buildings and improvements ................................................     289,349      259,383
   Deferred leasing and other charges ........................................      20,323       17,635
                                                                                  ---------   ---------
                                                                                   391,729      354,029
   Accumulated depreciation and amortization .................................     (43,087)     (36,027)
                                                                                  ---------   ---------
                                                                                   348,642      318,002
   Properties under development ..............................................       4,380        2,538
   Properties held for sale (NOTE 2) .........................................      11,582       11,438
                                                                                 ---------    ---------
                                                                                   364,604      331,978
 OTHER ASSETS:
   Cash and cash equivalents .................................................       4,754        7,034
   Restricted cash ...........................................................       3,885        3,860
   Tenant and other receivables ..............................................       3,686        5,864
   Deferred charges and other assets (NOTE 4) ................................      10,112        9,876
                                                                                 ---------     ---------
                                                                                 $ 387,041    $ 358,612
                                                                                 =========     =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties (NOTE 5) ........................................   $ 215,947    $ 173,695
   Unsecured senior notes (NOTE 6) ...........................................        --          7,420
   Other unsecured notes .....................................................         354        2,542
   Capital lease obligations .................................................       1,279          826
   Accounts payable and other liabilities ....................................       6,981        9,537
                                                                                  ---------    ---------
                                                                                   224,561      194,020
                                                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (NOTE 6):
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     800,000 issued and outstanding ..........................................      19,162       19,162
   Common stock, $0.01 par value, 45,000,000 shares authorized, 12,222,157
     and 12,100,955 issued and outstanding , respectively ....................         122          121
   Additional paid-in capital ................................................     215,203      214,827
   Accumulated Deficit .......................................................      (4,123)      (1,820)
   Dividends declared ........................................................     (65,652)     (65,652)
   Deferred compensation - Restricted Stock Plan .............................      (2,232)      (2,046)
                                                                                 ---------     ---------
                                                                                   162,480      164,592
                                                                                 =========     =========
                                                                                 $ 387,041    $ 358,612
                                                                                 =========     =========

SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,
                                                                 1997           1996
                                                                --------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

RENTAL OPERATIONS:
   Revenues:
      Base rents .............................................   $  9,814   $  8,466
      Percentage rents .......................................        126        183
      Property operating cost recoveries .....................      3,179      2,917
      Other income ...........................................        356        171
                                                                 --------   ---------
                                                                   13,475     11,737
                                                                 ---------   --------
   Property operating costs:
      Common area maintenance ................................      1,609      1,254
      Utilities ..............................................        218        230
      Real estate taxes ......................................      1,411      1,297
      Insurance ..............................................         85        213
      Marketing ..............................................        323        283
      Other ..................................................        108        127
                                                                  --------  ---------
                                                                    3,754      3,404
      Depreciation and amortization ..........................      3,637      3,272
                                                                  --------  ---------
                                                                    7,391      6,676
                                                                   --------  ---------
                                                                    6,084      5,361
                                                                  --------   ---------
OTHER EXPENSES:
   General and administrative (NOTE 9) .......................      1,740      1,164
   Interest ..................................................      4,225      3,888
                                                                   -------- ---------
                                                                    5,965      5,052
                                                                   -------- ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......................        119          9
   Extraordinary loss on early extinguishment of debt (NOTE 4)       --         (103)
                                                                 --------   --------

NET INCOME (LOSS) ............................................   $    119   $    (94)
                                                                 =========  =========

EARNINGS PER COMMON SHARE:
   Income (loss)  before extraordinary item ..................   $   0.01   $   0.00
   Extraordinary item ........................................   $   0.00      (0.01)
                                                                 --------   ---------
NET INCOME (LOSS) ............................................   $   0.01   $  (0.01)
                                                                  ========   ========

WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING ........     11,837     11,817
                                                                  ========   =========


SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                      1997                  1996
                                                              -----------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

RENTAL OPERATIONS:
   Revenues:
      Base rents                                                 $    18,537          $    16,916
      Percentage rents                                                   253                  191
      Property operating cost recoveries                               6,120                5,620
      Other income                                                       487                  269
                                                               -----------------  -------------------------
                                                                      25,397               22,996
                                                               -----------------  -------------------------
   Property operating costs:
      Common area maintenance                                          2,889                2,455
      Utilities                                                          522                  459
      Real estate taxes                                                2,731                2,594
      Insurance                                                          276                  429
      Marketing                                                          553                  389
      Other                                                              256                  259
                                                               -----------------  -------------------------
                                                                       7,227                6,585
      Depreciation and amortization                                    7,700                6,492
                                                               -----------------  -------------------------
                                                                      14,927               13,077
                                                               -----------------  -------------------------
                                                                      10,470                9,919
                                                               ----------------   -------------------------
OTHER EXPENSES:
   General and administrative (NOTE 9)                                 4,028                2,462
   Interest                                                            7,759                7,036
                                                               ----------------   -------------------------
                                                                      11,787                9,498
                                                               -----------------  -------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               (1,317)                 421
   Extraordinary loss on early extinguishment of debt
      (NOTE 4)                                                        (986)               ( 103)
                                                               ----------------   -------------------------

NET INCOME (LOSS)                                                 $   (2,303)           $     318
                                                               ================   =========================

EARNINGS PER COMMON SHARE:
   Income (loss)  before extraordinary item                      $    (0.11)          $      0.04
   Extraordinary item                                            $     (0.08)               (0.01)
                                                               -----------------  -------------------------

NET INCOME (LOSS)                                                $     (0.19)         $      0.03
                                                               =================  =========================

WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING                 11,834               11,816
                                                               =================  =========================


SEE ACCOMPANYING NOTES

                                FAC REALTY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

                                                                                                                DEFERRED
                                              CONVERTIBLE               ADDITIONAL                             COMPENSATION
                                               PREFERRED      COMMON     PAID IN     ACCUMULATED    DIVIDEND  RESTRICTED STOCK
                                                STOCK          STOCK      CAPITAL      DEFICIT      DECLARED      PLAN       TOTAL
                                                ---------------------------------------------------------------------------------

                                                                                                 (IN THOUSANDS)

BALANCE AT JANUARY 1, 1997 ...............   $  19,162    $     121    $ 214,827   $  (1,820)   $ (65,652)   $  (2,046)   $ 164,592
  Issuance of directors stock awards .....        --           --             15        --           --           --             15
  Issuance of restricted stock awards ....        --              3        2,345        --           --         (2,348)        --
  Cancellation of restricted stock awards                        (2)      (1,641)                                1,643         --
  Repurchase of common stock .............                                  (343)                                              (343)
  Compensation under restricted stock plan        --           --           --          --           --            519          519
  Net income for the period ..............        --           --           --        (2,303)        --           --         (2,303)
                                             ----------   -----------  ----------  ----------   ---------    ---------    --------
 BALANCE AT JUNE 30, 1997 ................   $  19,162    $     122    $ 215,203   $  (4,123)   $ (65,652)   $  (2,232)   $ 162,480
                                             =========    =========    =========   =========    =========    =========    =========


SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                                                   1997        1996
                                                              ----------------------------------
                                                                    (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................   $  (2,303)   $     318

    Adjustments to reconcile net income (loss) to net cash
     provided by operating
       activities:
       Depreciation and amortization ........................       7,700        6,492
       Extraordinary loss on early extinguishment of debt ...         986          103
       Amortization of deferred financing costs .............         785          668
       Compensation under restricted stock plan .............         519           38
       Net changes in:
         Tenant and other receivables .......................       2,109          804
         Deferred charges and other assets ..................        (247)          61
         Accounts payable and other liabilities .............      (2,487)      (8,678)
                                                                ---------    ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       7,062         (194)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in income-producing properties ...............      (7,724)      (7,222)
    Acquisition of  income-producing properties .............     (32,421)        --
    Purchase of common stock ................................        (343)        --
    Change in restricted cash ...............................         (25)         391
                                                                ---------    ---------
          NET CASH USED IN  INVESTING ACTIVITIES ............     (40,513)      (6,831)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from debt on income properties .................     118,555        5,061
    Proceeds from exchangeable notes ........................                   20,000
    Proceeds from other debt ................................          --        4,939
    Deferred financing charges ..............................      (1,861)      (2,289)
    Debt repayments .........................................     (85,538)        (942)
    Net proceeds from sale of common stock ..................          15            6
    Distributions to stockholders ...........................        --         (9,032)
                                                                ---------    ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES .........      31,171       17,743
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (2,280)      10,718
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............       7,034        1,655
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $   4,754    $  12,373
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest (net of interest
     capitalized of $880 and  $1,098)                         $   6,951      $   6,090
                                                                =========    =========


SEE ACCOMPANYING NOTES.

                                FAC REALTY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

The properties owned by the Company consist of: (1) 21 enclosed and 12 unenclosed factory outlet centers in 20 states aggregating approximately 4,600,000 square feet; (2) five community shopping centers located in the Raleigh, NC area aggregating approximately 600,000 square feet (see Note 3); (3) two unenclosed factory outlet centers held for sale aggregating approximately 150,000 square feet; (4) one former factory outlet center which is being converted to commercial office use with approximately 150,000 square feet that is held for sale; and (5) approximately 163 acres of outparcel land located near or adjacent to certain of the Company's centers and are being marketed for lease or sale.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers and FSA Finance, Inc., a wholly owned subsidiary formed in May 1995 in connection with a $95 million securitized debt offering (see Note 5). As of June 30, 1997, the consolidated financial statements also include the accounts of FAC Eastgate, Inc., a wholly owned subsidiary formed in March 1997 to hold one of the community centers. All significant intercompany balances have been eliminated in consolidation.

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

INCOME-PRODUCING PROPERTIES

Income-producing properties are recorded at cost less accumulated depreciation. Included in such costs are acquisition, development, construction and tenant improvement expenditures, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations and represents direct costs of the development and construction departments which meet the definition of "indirect costs" in Statement of Financial Accounting Standards No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

Depreciation is provided utilizing the straight-line method over the estimated useful lives of approximately 30 years for building and improvements, 15 years for land improvements and 5 to 10 years for equipment.

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

Substantially all of the income-producing properties have been pledged to secure the Company's debt.
                                       10

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Properties under development include costs related to new development and expansions in process totaling approximately $4.4 million and $2.5 million at June 30, 1997 and December 31, 1996, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges operations for the costs of unsuccessful development projects.

The Company adopted the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") as of January 1, 1996. The pronouncement requires that certain long-lived assets be reviewed for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable. Additionally, FAS 121 requires that certain long-lived assets held for disposition be reported at the lower of the carrying amount or fair value less any selling costs.

Properties held for sale, at their expected net realizable values, have been separately classified in the accompanying balance sheets at June 30, 1997 and December 31, 1996. As a result of the Company's intent to sell three outlet center properties, the Company recognized a charge to 1996 earnings of $5.0 million to reduce the carrying amount of these centers to their estimated net realizable value.

INTEREST COSTS

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $0.4 million and $0.5 million for the three month periods ended June 30, 1997 and 1996, respectively. Total interest capitalized for the six month periods ending June 30, 1997 and 1996 was $0.9 million and $1.1 million, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of miscellaneous interest income on cash and escrow deposit balances.

RESTRICTED CASH

In connection with the sale of the $95 million securitized debt offering, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts were approximately $3.9 million at June 30, 1997 and December 31, 1996.
                                       11

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

EARNINGS PER SHARE

Primary earnings per common share amounts are computed by dividing income less preferred dividends by the weighted average number of common shares actually outstanding for the three month periods ended June 30, 1997 and 1996 of 11,837,000 and 11,817,000, respectively, which exclude unvested restricted shares. For the six month periods ended June 30, 1997 and 1996, the weighted average number of shares outstanding were 11,834,000 and 11,816,000, respectively. Under the fully diluted earnings computation, per share amounts would be based on income divided by the weighted average number of common shares as increased by the number of shares that would be outstanding assuming conversion of the Convertible Preferred Stock. Fully diluted earnings per share amounts are not presented because the effect of such inclusion would be to increase earnings per share.

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

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DIVIDENDS

There were no accrued dividends as of December 31, 1996 and no dividends were declared during the three and six month periods ended March 31 and June 30, 1997.

RECLASSIFICATIONS

Certain 1996 financial statement amounts have been reclassified to conform with 1997 classifications. These reclassifications had no effect on net income or total stockholders' equity as previously reported.

3.    ACQUISITION

On March 27, 1997, the Company purchased five community centers located in the Raleigh, North Carolina area for $32.3 million. Pro forma results of operations for the six months ended June 30, 1997 and 1996 are set forth below which assume the acquisition of the five properties aggregating 605,668 square feet of retail and office space had been completed as of January 1, 1996. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1996, nor do they purport to represent results of operations of future periods (in thousands, except for per share data).

                                                PRO FORMA SIX MONTHS ENDED
                                             JUNE 30, 1997      JUNE 30, 1996
                                            -----------------   ---------------
                                                       (Unaudited)

Revenues                                      $   26,690        $    25,581
Property operating costs                           7,563              7,257
Depreciation and amortization                      7,902              6,896
General and administrative                         4,053              2,512
Interest                                           8,385              8,288
                                            ----------------  ----------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       $   (1,213)       $       628
                                            ===============   ================
NET INCOME (LOSS) PER COMMON SHARE            $    (0.10)       $      0.05
                                            ===============   =================



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

5.   DEBT ON INCOME PROPERTIES

Debt on income properties consists of the following (in thousands):


                                                                              JUNE 30,       DECEMBER 31,
                                                                                1997           1996
                                                                          -------------------------------
                                                                            (Unaudited)        (Audited)

Class A Notes payable in 85 monthly principal payments ranging from approximately $104 to $173 determined using various parameters plus weighted average monthly interest payments at 7.42%.  Unpaid
   principal and accrued interest due June 1, 2002.                           $ 55,194         $ 55,907
Class B Notes - monthly interest payments at 7.78% with entire balance
   due June 1, 2002.                                                            20,000           20,000
Class C Notes - monthly interest payments at 8.31% with entire balance
   due June 1, 2002.                                                            17,000           17,000
Note payable to a financial institution with 45 monthly principal and interest payments of approximately $59,000 at a stated rate of prime plus 2
   1/4% and one final payment of the entire principal balance and
   unpaid accrued interest payable due on March 23, 1998.                        5,753            5,788
Credit facility with a financial institution, $75,000,000 available as of December 31, 1996, interest at a rate of LIBOR plus 2.75%, amount
   outstanding paid in full in February 1997.                                        -           75,000
Credit facility with a financial institution, $150,000,000 available as
   of June 30, 1997, interest at a rate of LIBOR plus 2.25%.                   118,000                -
                                                                          ---------------     -----------
                                                                             $ 215,947          $173,695
                                                                          ===============     ===========


The Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation on February 19, 1997. The credit facility with Nomura is secured by 22 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization. The credit facility is for a term of 2 years with a 1 year renewal option and bears interest at the rate of 1 month LIBOR (London Interbank Offered Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included $75,000,000

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.   DEBT ON INCOME PROPERTIES (CONTINUED)

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

On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, $2.5 million of the Senior Notes were placed at 100% of their face amount. Under the Agreements, these notes mature on the second anniversary of the initial funding and bear interest, payable quarterly, at an annual rate of 11% during the first year and 13% thereafter until maturity. The resulting discount ($150,000) on the Senior Notes has been amortized to interest expense over the term of the notes. In March 1997, the Company repaid the Senior Notes at their face amounts.

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

7.    EMPLOYEE STOCK OPTION PLAN

The Company established an employee Stock Incentive Plan (the "Stock Incentive Plan") in 1993 for the purpose of attracting and retaining the Company's executive officers and other employees. A maximum of 1,100,000 shares of common stock is reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan allows for the grant of "incentive" and "nonqualified" options (within the meaning of the Internal Revenue Code) that are exercisable at a price no less than the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceding the date of grant.

On April 18, 1997, the Company's Independent Directors, upon the recommendation of the Executive Compensation Committee, which in turn received recommendations from an executive compensation consulting firm, granted options for 595,000 shares exercisable at $5.625 per share to certain officers of the Company. In order to grant such option shares within the maximum allowable under the Stock Incentive Plan, the officers agreed to the cancellation of an equal number of options previously granted to them, of which 221,000 option shares were fully vested and exercisable at prices ranging from $8.625 to $10.25 per share.

The options generally become exercisable on a pro rata basis over a period of four to five years from the grant date. As of June 30, 1997 and December 31, 1996, options outstanding were 996,463 and 1,047,500 shares, respectively, of which 520,451 shares and 512,820 shares, respectively, were exercisable. As of June 30, 1997, no stock options had been exercised.

8.    COMMITMENTS AND CONTINGENCIES

On July 19, 1996, a purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer, J. Dixon Fleming, Jr., and a former president of the Company, David A. Hodson. The complaint seeks certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaint alleges that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

9.    OTHER RELATED PARTY TRANSACTIONS

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

10.   TERMINATED ACQUISITION

On August 25, 1995, the Company signed definitive agreements ("Agreements") to acquire the factory outlet centers owned by The Public Employees Retirement System of Ohio (OPERS) and the management and business operations of the Charter Oak Group Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI"), subject to certain conditions. On December 7, 1995, the Company reported that RRI had terminated the Agreements under which the Company would have acquired the properties owned by OPERS and the management and business operations of the Charter Oak Group, Ltd.
                                       17

                                FAC REALTY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


10.   TERMINATED ACQUISITION (CONTINUED)

Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5.0 million promissory note (the "Note") issued by the Company in connection with the Company's proposed purchase of the factory outlet centers and other properties owned by OPERS. The Note was payable only upon the occurrence of certain conditions relating to termination of the definitive acquisition agreements, some of which conditions the Company asserts were not satisfied. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement is payable in installments with $1,450,000 paid by June 30, 1997 and $725,000 payable on September 30 and December 31, 1997, respectively, and is secured by a deed of trust on a community center. The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million of the $2.9 million, plus an estimate for the Company's legal fees, has been accrued for as of June 30, 1997 and is included in general and administrative expenses.




11.   NEW ACCOUNTING PRONOUNCEMENTS

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

GENERAL OVERVIEW

         The Company has grown by selectively expanding, developing and acquiring factory outlet and community shopping centers. At June 30, 1997, the Company operated 41 shopping centers with 5,471,000 square feet of Gross Leasable Area ("GLA") in 21 states, compared to 36 centers with 4,703,000 square feet of GLA at June 30, 1996. Weighted average square feet of GLA for the six months ended June 30, 1997 and 1996 were 5,187,000 and 4,562,000 respectively.

         The Company was incorporated on March 31, 1993 and completed an Initial Public Offering ("IPO") on June 10, 1993. Prior to completion of the IPO, the Company owned four outlet centers in four states aggregating 701,000 square feet of GLA. Upon completion of the IPO, 21 factory outlet centers in eleven states were acquired from VF Corporation totaling 1,725,000 square feet of GLA. On November 1, 1993, the Company acquired a 167,000 square foot center located near Opryland in Nashville, Tennessee. On December 23, 1993, the Company completed a secondary offering of Common Stock and used the proceeds to purchase six outlet centers in six states from the Willey Creek Group aggregating 908,000 square feet. As of December 31, 1993, the Company owned 32 outlet centers in 21 states totaling 3,502,000 square feet of GLA.

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

         During 1995, the Company delivered 137,000 square feet of expansion space to tenants in Mesa, Arizona, Draper, Utah and Nashville, Tennessee. Throughout 1995, the Company continued development of its 288,000 square foot outlet center in Branson, Missouri, with 207,000 square feet available for delivery to tenants by December 31, 1995. The Company also began a 103,000 square foot expansion of its Smithfield, North Carolina factory outlet center, with 48,000 square feet of the expansion space opening in November 1995; and had commenced two additional expansions totaling 48,000 square feet in Nebraska City, Nebraska and Story City, Iowa, which were being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June 1993. As of December 31, 1996, the Company had satisfied its obligations to VF Corporation. The Company ended 1995 with 4,626,000 square feet of GLA, up 9% from the prior year end.

         During 1996, the Company completed the remaining 81,000 square feet of its 288,000 square foot outlet center in Branson, Missouri, and completed expansions aggregating 158,000 square feet in Story City, Iowa; Nebraska City, Nebraska; Smithfield, North Carolina; and Tupelo, Mississippi. The Company ended 1996 with 4,865,000 square feet of GLA, up 5.1% from the end of 1995.

         In March 1997, the Company purchased five retail community shopping centers located in the Raleigh, North Carolina area for $32,300,000. The centers total 606,000 square feet and feature anchor tenants such as Winn Dixie, Food Lion, K-Mart and Eckerd Drug. In April 1997, the Company commenced construction on a 34,000 square foot expansion at its Crossville, Tennessee outlet center. In addition, during 1997, the Company began construction on an expansion at its Wilson, North Carolina center, totaling 44,000 square feet. Additionally, the Company is currently in the predevelopment and marketing stage for a "power" outlet mall located in Lake Carmel, New York. The project is planned to contain in excess of 500,000 square feet of GLA. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in 1998. No assurance can be given, however, that the expansions or project will be developed and/or completed.

          The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants and through miscellaneous income including tenant lease buyouts. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated, including the amounts tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Percentage rent is a function of the sales volumes of various tenants in excess of a negotiated sales "break point." For sales in excess of the break point, tenants pay a specified percentage of these sales as overage rent in addition to their base rent and other charges. Expense recoveries from tenants relate to the portion of the property's operating costs for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., these anchor tenants are obligated to pay only certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain of the operating expenses. While many of the Company's leases are triple net leases, whereby the tenants are obligated for their pro-rata share of the real estate taxes, insurance, utilities, common area maintenance charges and contribute to the marketing fund, as of June 30, 1997, approximately 20% of the leased GLA of the Company's centers is leased to tenants who are not obligated to reimburse the Company for real estate taxes, insurance, utilities and common area maintenance expenses. In such instances, the Company has allocated a portion of the base rent or percentage rent to expense recoveries and utility expense.

         At June 30, 1997, the Company had approximately 163 acres of outparcels located near or adjacent to certain centers which are being marketed for sale or as ground leases. As outparcels are sold and cash received, these revenues are available for reinvestment.

SELECTED FINANCIAL DATA

         The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

         Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and adjustments for unusual items. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of its properties which have historically been appreciating assets.

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








                                                          FAC REALTY, INC
                                                     SIX MONTHS ENDED JUNE 30,
                                                          1997          1996


OPERATING DATA:
   Rental revenues .......................................  $ 25,397    $ 22,996
   Property operating costs ..............................     7,227       6,585
                                                            --------    --------
                                                              18,170      16,411
   Depreciation and amortization .........................     7,700       6,492
   General and administrative ............................     4,028       2,462
   Interest ..............................................     7,759       7,036
   Extraordinary loss on early extinguishment of debt ....       986         103
                                                            --------    --------
   Net  income (loss) ....................................  $ (2,303)   $    318
                                                            ========    ========
   Per common share data:
      Income (loss) before extraordinary item ............  $  (0.11)   $   0.04
      Extraordinary item .................................     (0.08)      (0.01)
                                                            --------    --------
      Net  income (loss) .................................  $  (0.19)   $   0.03
                                                            ========    ========
   Weighted average common share outstanding .............    11,834      11,816
                                                            ========    ========
OTHER DATA:
   EBITDA
                                                            $ 16,011    $ 13,987
                                                            ========    ========
   Funds from Operations (FFO):
     Net income (loss) ...................................  $ (2,303)   $    318
     Adjustments:
        Straight line rent ...............................      (233)       --
        Depreciation and amortization ....................     7,539       6,319
        Compensation under restricted stock award ........       519          38
        Interest on Exchangeable Notes ...................      --           462
        Unusual items:
           Non-recurring administrative costs ............       100        --
           Merger termination costs ......................     1,250        --
        Extraordinary loss on early extinguishment of debt       986         103
                                                            --------    --------
                                                            $  7,858    $  7,240
                                                            ========    ========
   Weighted average shares outstanding - fully diluted ...    14,056      12,841
                                                            ========    ========
    Funds from Operations per share - assuming full
      dilution                                              $   0.56    $   0.56
                                                            ========    ========
   Funds Available for Distribution/Reinvestment:
     Funds from Operations ...............................  $  7,858    $  7,240
     Adjustments:
       Non-recurring administrative costs ................      (100)       --
       Merger termination costs ..........................    (1,250)       --
       Capitalized tenant allowances .....................      (853)        (95)
       Capitalized leasing costs .........................      (603)       (272)
       Recurring capital expenditures ....................      (365)       (153)
                                                            --------    --------
                                                            $  4,687    $  6,720
                                                            ========    ========
   Funds Available for Distribution/Reinvestment per share  $   0.33    $   0.52
                                                            ========    ========
   Dividends declared on earnings ........................  $   --      $  6,015
                                                            ========    ========
   Dividends declared on earnings per share ..............  $   --      $   0.50
                                                            ========    ========







                                                          FAC REALTY, INC.
                                                              JUNE 30,
                                                       -------------------------
                                                         1997          1996
                                                        -------        --------

BALANCE SHEET DATA:
  Income-producing properties (before accumulated
   depreciation and amortization)                        $407,691       $348,314
  Total assets                                            387,041        366,169
  Debt on income properties                               215,947        175,117
  Total liabilities                                       224,561        208,322
  Total stockholders' equity                              162,480        157,847
PORTFOLIO PROPERTY DATA:
  Total GLA (at end of period)                              5,471          4,703
  Weighted average GLA                                      5,187          4,562

  Number of properties (at end of period)                      41             36
  Occupancy (at end of period):
      Operating                                             91.6%          91.0%
      Development                                           81.6%          61.6%
      Held for sale                                         48.5%          57.9%


RESULTS OF OPERATIONS



SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

        The Company reported a net loss of $2.3 million, or $0.19 per common share, for the six months ended June 30, 1997 compared to a net income of $0.3 million, or $0.03 per common share, for the comparable period in 1996. The loss for 1997 resulted primarily from four factors: (a) an increase in depreciation and amortization of $1.2 million as described below; (b) an increase in general and administrative expenses of $1.6 million inclusive of a non-recurring charge of $1.3 million for the settlement of the arbitration with the Public Employees Retirement System of Ohio (OPERS); (c) increased interest expense of $0.7 million, as a result of higher borrowing levels; and (d) the Company incurred an extraordinary loss on the early extinguishment of debt of $1.0 million. These amounts were offset by increases in NOI of $1.8 million as described below.

        FFO for the six months ended June 30, 1997 was $7.9 million, or $0.56 per share. This compares to $7.2 million, or $0.56 per share, for the same period in 1996. Factors that had a positive impact on 1997 FFO were: (a) $1.5 million, or $0.11 per share, in increased NOI as described below and (b) $0.3 million, or $0.02 per share, in lowered general and administrative expenses, exclusive of compensation under restricted stock awards, also described below.
 Factors that had a negative impact on 1997 FFO were: (a) $1.2 million, or $0.08 per share, in higher interest expense due to a higher average borrowing level plus (b) $0.04 per share resulting from the dilutive effect of the increase in the weighted average shares outstanding.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) were $16.0 million for the six months ended June 30, 1997, an increase of $2.0 million or 11%, from $14.0 million for the same period in 1996. The increase was due to the decrease of $0.03 million in the general and administrative expenses from 1996 after adjustment for non-recurring costs for both years and increased NOI of $1.8 million over 1996.

        Base rent increased to $18.5 million for the six months ended June 30, 1997 from $16.9 million for the same period in 1996. Base rent before the adjustment for straight line rent increased $1.4 million or 8% to $18.3 million for the six months ended June 30, 1997 when compared to 1996, while the Company's weighted average square feet of GLA in operation increased 14%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers and was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale. Base rental revenue for 1997 included a charge to the reserve for uncollectible tenant accounts of $0.3 million compared to the same amount in 1996.

        Percentage rent increased $0.1 million for the six months ended June 30, 1997 as compared to the same period in 1996. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a sales break point agreed to in the lease.

        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, increased in the six months ended June 30, 1997 to $6.1 million from $5.6 million in the same period in 1996. On a weighted average square foot basis, recoveries from tenants decreased 4% to $1.18 in 1997 from $1.23 in 1996. The average recovery of property operating expenses remained unchanged at 85% for 1997 as compared to 1996. Approximately 20% of the leased GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable center.

        Total tenant retail sales at the Company's outlet centers increased 4.3% for the six months ended June 30, 1997 compared to the same period in 1996. Tenant sales on a comparative store basis increased approximately 1.5% in 1997 compared to 1996.

        Other income increased $0.2 million to $0.5 million in 1997 compared to $0.3 million in 1996 primarily as a result of increased tenant lease buyouts.

        Operating expenses increased $0.6 million, or 10%, to $7.2 million in 1997 from $6.6 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997 which rose 14% from 4.6 million square feet in 1996 to 5.2 million square feet in 1997. On a weighted average square foot basis, operating expenses decreased 3% from $1.44 in 1996 to $1.39 in 1997.

        General and administrative expenses for the six months ended June 30, 1997 included a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Systems of Ohio (OPERS), $0.1 million in other non-recurring charges and $0.5 million in compensation under restricted stock awards. Exclusive of these charges, general and administrative cost decreased $0.3 million, or 11% to $2.1 million in 1997 from $2.4 million in 1996. The decrease was due principally to the savings in miscellaneous corporate administrative expenses.

        Depreciation increased $1.1 million in 1997 primarily as a result of the completion in 1996 of the center in Branson, Missouri, the expansions of the Company's properties in Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina and Tupelo, Mississippi, and the acquisition in March 1997 of the five community shopping centers. Amortization of deferred leasing and other charges increased $0.1 million in 1997 primarily as a result of increased tenant improvements. On a weighted average square foot basis, depreciation and amortization of income-producing properties increased 4% to $1.48 in 1997 from $1.42 in 1996.

        Interest expense for the six months ended June 30, 1997, net of interest income of $0.3 million, increased by $0.7 million or 10%, to $7.7 million compared to $7.0 million, net of interest income of $0.2 million, in 1996. This increase resulted from higher borrowing levels in 1997 compared to 1996. On a weighted average basis, debt outstanding and the average interest cost were approximately $202.6 million and 8.0%, respectively, in 1997 compared to $177.5 million and 8.1%, respectively, in 1996. Amortization of deferred financing cost amounted to $0.8 million in 1997 and $0.7 million in 1996. The Company capitalized interest cost associated with its development projects of $0.9 million in 1997 and $1.1 million in 1996. Associated with the early extinguishment of debt, the Company expensed the related unamortized loan costs of $1.0 million in 1997 as compared to $0.1 million in 1996, which items have been classified as an extraordinary item in the Consolidated Statements of Operations.

        As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale. In 1996 the Company recorded an additional $5.0 million adjustment to the carrying value of one of the assets held for sale. This non-cash adjustment was charged to operations and represents the difference between the fair value less costs to sell and the net book value of the assets. After recording the $13.5 million valuation adjustment, the net carrying value of assets currently being marketed for sale at June 30, 1997 is $11.6 million. There is also $15.6 million of debt secured by the properties which is expected to be retired primarily from the sale proceeds.

For the six months ended June 30, 1997, these properties contributed approximately $0.6 million of revenue and incurred a loss of $0.6 million after deducting related interest expense on the debt associated with the properties. For the six months ended June 30, 1996, these properties contributed approximately $1.3 million of revenue and incurred a loss of $0.4 million after deducting related interest expense. The reduction in the performance is principally due to the lower occupancy level in 1997 as compared to 1996 existing at certain centers held for sale.

        The Company has begun the process of marketing these properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996.


      The Company reported a net income of $0.1 million, or $0.01 per common share, for the three months ended June 30, 1997 compared to a net loss of $0.1 million or $0.01 per common share, for the comparable period in 1996. The gain for 1997 resulted primarily from $1.4 million in increased NOI offset by: (a) an increase in general and administrative expenses of $0.6 million as described below; (b) an increase in depreciation and amortization of $0.4 million as described below; (c) increased interest expense of $0.3 million as a result of higher borrowing levels; and (d) the Company incurred an extraordinary loss on the early extinguishment of debt of $0.1 million in 1996.

      FFO for the three months ended June 30, 1997 was $4.0 million, or $0.29 per share. This compares to $3.7 million, or $0.27 per share, for the same period in 1996. The factor that had a positive impact on 1997 FFO was $1.2 million, or $0.09 per share, in increased NOI as described below. Factors that had a negative impact on 1997 FFO were: (a) $0.1 million, or $0.01 per share in increased general and administrative expenses from 1996 and (b) $0.8 million, or $0.06 per share in higher interest expense.

      Earnings before interest, taxes, depreciation and amortization (EBITDA) were $8.4 million for the three months ended June 30, 1997, an increase of $1.2 million or 17 %, from $7.2 million for the same period in 1996. The increase was due to increased NOI of $1.4 million over 1996, offset by an increase of $0.1 million in general and administrative expenses in 1997.

      Base rent increased to $9.8 million for the three months ended June 30, 1997 from $8.5 million for the same period in 1996. Base rent before the adjustment for straight line rent increased $1.1 million or 12% to $9.6 million for the three months ended June 30, 1997 when compared to 1996, while the Company's weighted average square feet of GLA in operation increased 11%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers which was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale. Base rental revenue for 1997 includes a charge to the reserve for uncollectible tenant accounts of $0.1 million compared to the same amount in 1996.

      Percentage rent decreased $0.1 million for the three months ended June 30, 1997 as compared to the same period in 1996. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a sales break point agreed to in the lease.

        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, increased for the three months ended June 30, 1997 to $3.2 million compared to $2.9 million in 1996. On a weighted average square foot basis, recoveries from tenants decreased 12% to $0.63 for the three months ended June 30, 1997 when compared to $0.64 for the same period in 1996. The average recovery of property operating expenses decreased from 86% in 1996 to 85% in 1997. Approximately 20% of the leased GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable center.

        Total tenant retail sales at the Company's outlet centers increased 4.6% for the three months ended June 30, 1997 compared to the same period in 1996. Tenant sales on a comparative store basis increased approximately 0.9% in 1997 compared to 1996. A significant portion of the increase is attributable to the increase in the weighted average GLA of outlet centers in operation for 1997 as compared to 1996.

        Other income increased $0.2 million to $0.4 million in 1997 compared to $0.2 million in 1996 primarily as a result of increased tenant lease buyouts.

        Operating expenses increased $0.4 million, or 10%, to $3.8 million in 1997 from $3.4 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997 which rose 11% from 4.5 million square feet in 1996 to 5.0 million square feet in 1997. On a weighted average square foot basis, operating expenses, remained unchanged at $0.75 in 1997 and 1996.

        General and administrative expenses for the three months ended June 30, 1997 increased $0.1 million, or 13% to $1.3 million in 1997 from $1.2 million in 1996, exclusive of compensation under restricted stock awards for both years. The increase was primarily attributable to the increase in weighted average GLA and to the increased staffing during the period necessary to carry out the strategic growth plans of the Company.

        Depreciation increased $0.5 million in 1997 primarily as a result of the completion in 1996 of the center in Branson, Missouri, the expansions of the Company's properties in Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina and Tupelo, Mississippi, and the acquisition in March 1997 of the five community shopping centers. Amortization of deferred leasing and other charges decreased $0.1 million in 1997 primarily as a result of the refinancing previously described. On a weighted average square foot basis, depreciation and amortization of income-producing properties remained unchanged at $0.72 in 1997 and 1996.

        Interest expense for the three months ended June 30, 1997, net of interest income of $0.1 million, increased by $0.3 million or 9%, to $4.2 million compared to $3.9 million, net of interest income of $0.1 million in 1996. This increase resulted from higher borrowing levels in 1997 compared to 1996. On a weighted average basis, debt outstanding and the average interest cost were approximately $215.4 million and 8.0%, respectively, in 1997 compared to $178.9 million and 8.1%, respectively, in 1996. Amortization of deferred financing cost amounted to $0.4 million in 1997 as compared to the same amount in 1996. The Company capitalized interest costs associated with its development projects of $0.4 million in 1997 and $0.5 million in 1996. Associated with the early extinguishment of debt, the Company expensed the related unamortized loan costs of $0.1 million in 1996 which items have been classified as an extraordinary item in the Consolidated Statements of Operations.

        For the three months ended June 30, 1997, the properties held for sale contributed approximately $0.3 million of revenue and incurred a loss of $0.2 million after deducting related interest expense on the debt associated with the properties. For the three months ended June 30, 1996, these properties contributed approximately $0.6 million of revenue and incurred a loss of $0.3 million after deducting related interest expense. The reduction in revenue is principally due to the lower occupancy level in 1997 as compared to 1996 existing at certain centers held for sale, while the reduction in net loss in 1997 as compared to 1996 is principally due to lower depreciation in 1997 resulting from prior asset valuation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents balance at June 30, 1997 was $4.8 million. Restricted cash, as reported in the financial statements, as of such date, was $3.9 million. In connection with the Company's $95 million rated debt securitization, the Company was required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

        Net cash provided by operating activities was $7.1 million for the six months ended June 30, 1997. Net cash used in investing activities was $40.5 million for the same period in 1997. The primary use of these funds included:
$32.3 million to acquire the five North Carolina community shopping centers, as previously described; $0.3 million to repurchase the Company's stock; and $7.7 million in costs related to the completion of a development project, the completion of 158,000 square feet of expansion projects, re-tenanting, lease renewal and leasing costs, predevelopment costs, and normal recurring capital expenditures. Net cash provided by financing activities was $31.2 million for the six months ended June 30, 1997. The source of such funds was new borrowing, as described below, net of fees and other costs related thereto. Funds generated through financing activities were offset by debt repayments of $85.5 million.

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

        On February 19, 1997, the Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation. The credit facility with Nomura is secured by 25 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization. The credit facility is for a term of two years with a one year renewal option and bears interest at the rate of one month LIBOR (London Interbank Offered Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included the $75 million credit facility, the $7.4 million of Senior Notes and a $2.0 million note payable incurred in connection with the acquisition of the VF Properties. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

         CAPITAL EXPENDITURES. The Company's capital expenditures have included expansions of existing centers and acquisitions of new properties.

        During 1996 the Company delivered a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 158,000 square feet at Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina, and Tupelo, Mississippi. The cost of these projects was approximately $42.5 million, all of which has been expended as of June 30, 1997 and has been reclassified from the properties under development category for financial statement purposes.

        In April 1997, the Company commenced construction on a 34,000 square foot expansion at its Crossville, Tennessee center. The Company also began construction on an expansion at its Wilson, North Carolina center, totaling 44,000 square feet. The cost of these projects is estimated at $4.6 million, of which $0.7 million has been expended as of June 30, 1997. Additionally, the Company is currently in the predevelopment and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in 1998. No assurance can be given, however, that the project will be developed and/or completed.

        Management's view of the current state of the shopping center industry and its future direction is that value- oriented retail concepts are merging; for example, outlet centers are including off-price tenants as well as outlet tenants, off-price centers have manufacturers' outlets, community centers have destination tenants and/or outlet or off-price tenants. With this backdrop, management believes that a diversified shopping center portfolio will provide an opportunity for growth. As part of the Company's diversification strategy, a portion of the availability under the Nomura credit facility was used to purchase five community centers in the Raleigh, NC area on March 27, 1997 for a total purchase price of $32.3 million. The centers total approximately 606,000 square feet of GLA, are well-located and feature well-known regional tenants. Management believes that there will be similar opportunities for the acquisition of community shopping centers in the United States, and in particular, the southeastern region of the country.

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

        Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, distributions to stockholders, acquisitions and planned development and construction activities. The $27.5 million raised through the private placement with Gildea and Blackacre was used to fund the 1996 developments and expansions, repay certain debt obligations, pay certain costs incurred in connection with the termination of the OPERS factory outlet acquisition agreements and provide additional working capital. At June 30, 1997, the $150 million Nomura credit facility had $32 million of unfunded availability following the retirement of $84.5 million of debt which existed at December 31, 1996 and the funding of the acquisition of the five community centers in March 1997. The Company is in the process of reviewing various financing alternatives for its planned development of the "power" outlet mall located in Lake Carmel, New York, including potential joint venture arrangements.

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

ECONOMIC CONDITIONS

        Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as, apparel pricing which has slowed the growth of tenant sales which adversely impact the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to release space to other tenants. Although a decline in sales does not affect base rental, aside from renewals, such weakness could result in reduced revenue from percentage rent tenants, as well as, overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 5% of the Company's total revenue for the six months ended June 30, 1997. Continuance of a decline in sales may affect the Company's operating centers (the "Properties") occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the Properties. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

        The majority of the Company's leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed prior to June 1993, require the tenants to pay certain operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation. At June 30, 1997, 20% of the aggregate GLA of its centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The Properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

        Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 55% of the Company's debt on income properties and notes payable as of June 30, 1997 bore interest at rates that adjust periodically based on market conditions. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

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

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms, the consummation of related property acquisitions, receipt of zoning, land use, occupancy, government and other approvals, and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities, such forward looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

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

        Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5 million promissory note (the "Note") issued by the Company in connection with its proposed purchase of the OPERS' centers and the management and business operations of RRI's Charter Oak Group, Ltd. The Note was payable only upon the occurrence of certain conditions relating to the termination of the Agreements and the Company asserted that certain of the required conditions were not met. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement is payable in installments with $1,450,000 paid by June 30, 1997 and $725,000 payable on September 30 and December 31, 1997, respectively. The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million, plus an estimate for the Company's legal fees, has been accrued for as of June 30, 1997 and is included in general and administrative expenses.

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

          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 29, 1997, the Annual Meeting of Stockholders of the Company was held at which the following matters were submitted to and the requisite number of shares of Common Stock of the Company were voted on by the stockholders, with the results set forth below:

               The following persons were elected to the Board of Directors to serve as directors until the next annual meeting of stockholders in 1998 and until their respective successors are duly elected and qualified. Each person received the number of votes set forth next to their names below:

                       PROPOSAL 1 - ELECTION OF DIRECTORS

        Name                            Votes      Votes         Votes
                                         For       Against     Abstaining

C. Cammack Morton                     8,232,912      -0-          155,224
Patrick M. Miniutti                   8,206,830      -0-          181,306
Robert O. Amick                       8,318,610      -0-           69,525
William D. Eberle                     8,340,235      -0-           47,901
J. Richard Futrell, Jr.               8,205,645      -0-          182,491
John W. Gildea                        8,222,286      -0-          165,849
Theodore E. Haigler, Jr.              8,338,729      -0-           49,406

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

        On April 11, 1997, the Company filed a Report on Form 8-K reporting that the Company consummated the acquisition of five community centers in and around Raleigh, North Carolina, from North Hills Properties, Inc. for a total purchase price of $32.3 million. In addition, the Company filed a Report on Form 8-K/A relating to the acquisition of the five community centers which included the Audited Combined Financial Statement of North Hills, Inc. for the year ended December 31, 1996.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FAC REALTY, INC.



Date: August 7, 1997                    By /s/ PATRICK M. MINIUTTI
                                           -----------------------
                                          Patrick M. Miniutti, Executive Vice
                                            President,
                                          Chief Financial Officer and Director