Form 10-Q
period 1997-09-30
FAC REALTY INC
filed 1997-11-14
CIK 899757

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarter year ended September 30, 1997

                         Commission File Number 1-11998

                                FAC REALTY, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                   56-1819372
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         11000 Regency Parkway
        Third Floor, East Tower
         Cary, North Carolina                             27511
(Address of Principal Executive Offices)               (Zip Code)

                                 (919) 462-8787

              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on Which Registered
    -------------------               -----------------------------------------

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

                                    Yes |X|  No |_|

As of September 30, 1997, there were 12,224,229 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       Documents Incorporated by Reference

                                      None.

                                FAC REALTY, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION
                                                                       Page No.
                                                                       --------

Item 1.    Financial Statements (Unaudited)                                3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          20


                           PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                              31

Item 2.    Changes in Securities                                          31

Item 3.    Defaults Upon Senior Securities                                31

Item 4.    Submission of Matters to a Vote of Security Holders            31

Item 5.    Other Information                                              32

Item 6.    Exhibits and Reports on Form 8-K                               32

           Signatures

                                     PART I

Item 1. Financial Statements (Unaudited)

                     Index to Unaudited Financial Statements

                                                                       Page No.

Consolidated Balance Sheets as of September 30, 1997 and
  December 31, 1996 ......................................................... 4

Consolidated Statements of Operations for the three months
   ended September 30, 1997 and 1996 ........................................ 5

Consolidated Statements of Operations for the nine months
   ended September 30, 1997 and 1996 ........................................ 6

Consolidated Statements of Stockholders' Equity for the
   nine months ended September 30, 1997 ..................................... 7

Consolidated Statements of Cash Flows for the nine months
   ended September 30, 1997 and 1996 ........................................ 8

Notes to Consolidated Financial Statements .................................. 9

                                FAC REALTY, INC.
                           Consolidated Balance Sheets

                                                                               September 30,   December 31,
                                                                                  1997            1996
                                                                               (Unaudited)      (Audited)
                                                                                -------------------------
                                                                                     (in thousands)
                                     Assets

Income producing properties (Notes 2,3 and 5):
   Land                                                                         $  81,892       $  77,011
   Buildings and improvements                                                     290,167         259,383
   Deferred leasing and other charges                                              21,071          17,635
                                                                                -------------------------
                                                                                  393,130         354,029
   Accumulated depreciation and amortization                                      (46,764)        (36,027)
                                                                                -------------------------
                                                                                  346,366         318,002
   Properties under development                                                     6,332           2,538
   Properties held for sale (Note 2)                                               12,259          11,438
                                                                                -------------------------
                                                                                  364,957         331,978
 Other assets:
   Cash and cash equivalents                                                        6,643           7,034
   Restricted cash                                                                  3,846           3,860
   Tenant and other receivables                                                     3,695           5,864
   Deferred charges and other assets (Note 4)                                       9,703           9,876
                                                                                -------------------------
                                                                                $ 388,844       $ 358,612
                                                                                =========================

                      Liabilities and Stockholders' Equity

Liabilities:
   Debt on income properties (Note 5)                                           $ 217,576       $ 173,695
   Unsecured senior notes (Note 6)                                                     --           7,420
   Other unsecured notes                                                              293           2,542
   Capital lease obligations                                                        1,214             826
   Accounts payable and other liabilities                                           6,772           9,537
                                                                                -------------------------
                                                                                  225,855         194,020
                                                                                -------------------------
Commitments and contingencies (Note 8)

Stockholders' equity (Note 7):
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     800,000 issued and outstanding                                                19,162          19,162
   Common stock, $0.01 par value, 45,000,000 shares authorized, 12,224,229
     and 12,100,955 issued and outstanding , respectively                             122             121
   Additional paid-in capital                                                     215,216         214,827
   Accumulated Deficit                                                             (3,794)         (1,820)
   Dividends declared                                                             (65,652)        (65,652)
   Deferred compensation - Restricted Stock Plan                                   (2,065)         (2,046)
                                                                                -------------------------
                                                                                  162,989         164,592
                                                                                -------------------------
                                                                                $ 388,844       $ 358,612
                                                                                =========================

See accompanying notes.

                                FAC REALTY, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months ended September 30,
                                                                      1997          1996
                                                                    ---------------------
Rental operations:                                          (in thousands, except per share data)
   Revenues:
      Base rents                                                    $ 9,972      $  8,741
      Percentage rents                                                  127           215
      Property operating cost recoveries                              3,197         2,862
      Other income                                                      318           247
                                                                    ---------------------
                                                                     13,614        12,065
                                                                    ---------------------
   Property operating costs:
      Common area maintenance                                         1,683         1,763
      Utilities                                                         400           365
      Real estate taxes                                               1,405         1,297
      Insurance                                                         131           215
      Marketing                                                         290           225
      Other                                                              87            55
                                                                    ---------------------
                                                                      3,996         3,920
   Depreciation and amortization                                      3,908         3,960
                                                                    ---------------------
                                                                      7,904         7,880
                                                                    ---------------------
                                                                      5,710         4,185
                                                                    ---------------------
Other expenses:
   General and administrative (Note 9)                                1,127           828
   Interest                                                           4,254         3,499
                                                                    ---------------------
                                                                      5,381         4,327
                                                                    ---------------------

Income (loss) before extraordinary item                                 329          (142)
   Extraordinary loss on early extinguishment of debt (Note 4)           --            --
                                                                    ---------------------

Net income (loss)                                                   $   329      $   (142)
                                                                    =====================

Earnings per common share:
   Income (loss)  before extraordinary item                         $  0.03      $  (0.01)
   Extraordinary item                                               $  0.00            --
                                                                    ---------------------
Net income (loss)                                                   $  0.03      $  (0.01)
                                                                    =====================

Weighted average number of  common shares outstanding                11,815        12,034
                                                                    =====================

See accompanying notes.

                                FAC REALTY, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                Nine Months ended September 30,
                                                                      1997        1996
                                                                    -----------------------
Rental operations:                                           (in thousands, except per share data)
   Revenues:
      Base rents                                                    $ 28,509       $ 25,656
      Percentage rents                                                   380            405
      Property operating cost recoveries                               9,317          8,483
      Other income                                                       805            517
                                                                    -----------------------
                                                                      39,011         35,061
                                                                    -----------------------
   Property operating costs:
      Common area maintenance                                          4,832          4,890
      Utilities                                                          877            795
      Real estate taxes                                                4,136          3,890
      Insurance                                                          407            644
      Marketing                                                          843            614
      Other                                                              163            175
                                                                    -----------------------
                                                                      11,258         11,008
    Depreciation and amortization                                     11,608         10,452
                                                                    -----------------------
                                                                      22,866         21,460
                                                                    -----------------------
                                                                      16,145         13,601
                                                                    -----------------------
Other expenses:
   General and administrative (Note 9)                                 5,120          2,788
   Interest                                                           12,013         10,534
                                                                    -----------------------
                                                                      17,133         13,322
                                                                    -----------------------

Income (loss) before extraordinary item                                 (988)           279
   Extraordinary loss on early extinguishment of debt (Note 4)          (986)          (103)
                                                                    -----------------------

Net (loss) income                                                   $ (1,974)      $    176
                                                                    =======================

Earnings per common share:
   Income (loss)  before extraordinary item                         $  (0.09)      $   0.02
   Extraordinary item                                               $  (0.08)         (0.01)
                                                                    -----------------------
Net (loss) income                                                   $  (0.17)      $   0.01
                                                                    =======================

Weighted average number of  common shares outstanding                 11,828         11,816
                                                                    =======================

See accompanying notes

                                FAC REALTY, INC.
                 Consolidated Statements of Stockholders' Equity
                      Nine Months ended September 30, 1997
                                   (Unaudited)

                                                                                                             Deferred
                                           Convertible               Additional                            Compensation
                                           Preferred      Common      Paid in     Accumulated    Dividend    Restricted
                                              Stock        Stock      Capital      Deficit       Declared    Stock Plan     Total
                                           -----------------------------------------------------------------------------------------
                                                                                     (in thousands)
Balance at January 1, 1997                 $ 19,162      $   121     $214,827      $(1,820)      $(65,652)    $(2,046)   $ 164,592
 Issuance of directors stock awards              --           --           45           --             --          --           45
 Issuance of restricted stock awards             --            3        2,345           --             --      (2,348)          --
 Cancellation of restricted stock awards                      (2)      (1,641)                                  1,643           --
 Repurchase of common stock                                              (360)                                                (360)
 Compensation under restricted stock plan        --           --           --           --             --         686          686
 Net loss for the period                         --           --           --       (1,974)            --          --       (1,974)
                                           -----------------------------------------------------------------------------------------
Balance at September 30, 1997              $ 19,162      $   122     $215,216      $(3,794)      $(65,652)    $(2,065)   $ 162,989
                                           =========================================================================================

See accompanying notes.

                                FAC REALTY, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine months ended September 30,
                                                                             1997           1996
                                                                         ------------------------
                                                                                (in thousands)
Cash flows from operating activities:
   Net (loss) income                                                     $  (1,974)      $    176
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                        11,608         10,452
       Extraordinary loss on early extinguishment of debt                      986            103
       Amortization of deferred financing costs                              1,168          1,093
       Compensation under restricted stock plan                                686             75
       Net changes in:
         Tenant and other receivables                                        2,100            865
         Deferred charges and other assets                                    (295)         1,112
         Accounts payable and other liabilities                             (2,696)        (8,392)
                                                                         ------------------------
          Net cash provided by operating activities                         11,583          5,484
                                                                         ------------------------

Cash flows from investing activities:
    Investment in income-producing properties                              (11,895)       (13,750)
    Acquisition of  income-producing properties                            (32,421)            --
    Change in restricted cash                                                   14            959
                                                                         ------------------------
          Net cash used in  investing activities                           (44,302)       (12,791)
                                                                         ------------------------

Cash flows from financing activities
    Proceeds from debt on income properties                                120,590          5,061
    Proceeds from exchangeable notes                                            --         20,000
    Proceeds from other debt                                                    --          4,939
    Deferred financing charges                                              (1,877)        (2,289)
    Net debt (repayments) / borrowings                                     (86,070)           586
    Net proceeds from sale of common stock                                      45             14
    Repurchase of common stock                                                (360)            --
    Distributions to stockholders                                               --        (12,040)
                                                                         ------------------------
          Net cash provided by financing activities                         32,328         16,271
                                                                         ------------------------

Net (decrease) increase in cash and cash equivalents                          (391)         8,964
Cash and cash equivalents at beginning of period                             7,034          1,655
                                                                         ------------------------
Cash and cash equivalents at end of period                               $   6,643       $ 10,619
                                                                         ========================
Supplemental disclosures of cash flow information
    Cash paid during the period for interest (net of interest
      capitalized of $1,224 and $1,570)                                  $  10,969       $  9,488
                                                                         ========================

See accompanying notes.

                                FAC REALTY, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

1.   Organization and Basis of Presentation

Organization

FAC Realty, Inc. (the "Company"), formerly Factory Stores of America, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the development, ownership, acquisition, and operation of outlet and community shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

The properties owned by the Company consist of: (1) 33 outlet centers in 20 states aggregating approximately 4,600,000 square feet; (2) five community shopping centers located in the Raleigh, NC area aggregating approximately 600,000 square feet (see Note 3); (3) two outlet centers held for sale aggregating approximately 150,000 square feet; (4) one former outlet center which has been converted to commercial office use with approximately 150,000 square feet that is held for sale; and (5) approximately 156 acres of outparcel land located near or adjacent to certain of the Company's centers and are being marketed for lease or sale.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FSA Properties, Inc., which was formed on December 30, 1994 to hold the assets and liabilities of 18 of the Company's outlet centers and FSA Finance, Inc., a wholly owned subsidiary formed in May 1995 in connection with a $95 million securitized debt offering (see Note 5). As of September 30, 1997, the consolidated financial statements also include the accounts of FAC Eastgate, Inc., a wholly owned subsidiary formed in March 1997 to hold one of the community centers. All significant intercompany balances have been eliminated in consolidation.

                                FAC REALTY, INC.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

1.    Organization and Basis of Presentation (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

                                FAC REALTY, INC.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

2.    Significant Accounting Policies (continued)

Properties under development include costs related to new development and expansions in process totaling approximately $6.3 million and $2.5 million at September 30, 1997 and December 31, 1996, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges operations for the costs of unsuccessful development projects.

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

Properties held for sale, at their expected net realizable values, have been separately classified in the accompanying balance sheets at September 30, 1997 and December 31, 1996. As a result of the Company's intent to sell three outlet center properties, the Company recognized a charge to 1996 earnings of $5.0 million to reduce the carrying amount of these centers to their estimated net realizable value.

Interest Costs

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $0.3 million and $0.5 million for the three month periods ended September 30, 1997 and 1996, respectively. Total interest capitalized for the nine month periods ending September 30, 1997 and 1996 was $1.2 million and $1.6 million, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of miscellaneous interest income on cash and escrow deposit balances.

Restricted Cash

In connection with the sale of the $95 million securitized debt offering, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the outlet centers. Such holdback amounts were approximately $3.8 and $3.9 million at September 30, 1997 and December 31, 1996, respectively.

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

Earnings Per Share

Primary earnings per common share amounts are computed by dividing income less preferred dividends by the weighted average number of common shares actually outstanding for the three month periods ended September 30, 1997 and 1996 of 11,815,000 and 12,034,000, respectively, which exclude unvested restricted shares. For the nine month periods ended September 30, 1997 and 1996, the weighted average number of shares outstanding were 11,828,000 and 11,957,000, respectively. Under the fully diluted earnings computation, per share amounts would be based on income divided by the weighted average number of common shares as increased by the number of shares that would be outstanding assuming conversion of the Convertible Preferred Stock. Fully diluted earnings per share amounts are not presented because the effect of such inclusion would be to increase earnings per share for the nine months ended September 30, 1997.

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

                                FAC REALTY, INC.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

2.    Significant Accounting Policies (continued)

Dividends

There were no accrued dividends as of December 31, 1996 and no dividends were declared during the nine month period ended September 30, 1997.

Reclassifications

Certain 1996 financial statement amounts have been reclassified to conform with 1997 classifications. These reclassifications had no effect on net income (loss) or total stockholders' equity as previously reported.

3.    Acquisition and Development

On March 27, 1997, the Company purchased five community centers located in the Raleigh, North Carolina area for $32.3 million. Pro forma results of operations for the nine months ended September 30, 1997 and 1996 are set forth below which assume the acquisition of the five properties aggregating approximately 606,000 square feet of retail and office space had been completed as of January 1, 1996. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1996, nor do they purport to represent results of operations of future periods (in thousands, except for per share data).

                                                                 Pro forma nine months ended
                                                    September 30, 1997                 September 30, 1996
                                             --------------------------------------------------------------------
                                                                         (Unaudited)
Revenues                                                $   40,304                        $    38,938
Property operating costs                                    11,594                             12,015
Depreciation and amortization                               11,810                             11,058
General and administrative                                   5,145                              2,863
Interest                                                    12,639                             12,412
                                             --------------------------------------------------------------------
Income (loss) before extraordinary item                 $     (884)                       $       590
                                             ====================================================================
Net income (loss) per common share                      $    (0.07)                       $      0.05
                                             ====================================================================

                                FAC REALTY, INC.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.    Acquisition and Development (continued)

On October 7, 1997, the Company entered into an agreement to purchase ten shopping centers located in North Carolina and Virginia, totaling 1.2 million square feet, and to assume third party management of an additional 1.0 million square feet of community shopping centers. The centers to be purchased are owned primarily by Roy O. Rodwell, Chairman and Co-Founder of Atlantic Real Estate Corporation ("ARC"), a privately held real estate development company based in Durham, North Carolina and John M. Kane, Chairman of Kane Realty Corporation, a real estate development and brokerage company based in Raleigh, North Carolina, in a transaction valued at $72.1 million. The purchase of two of the shopping centers is subject to the final approval of partnerships either under the control of Mr. Rodwell or Mr. Kane as managing partners.

In exchange for their equity ownership interests in the community centers, Mr. Rodwell, Mr. Kane and related parties will receive 1.68 million share-equivalent partnership units in a newly created partnership between the Company and the sellers. The number of partnership units to be issued to the sellers was based on a $9.50 price per share of the Company's Common Stock. Of the units to be issued, 391,067 will remain unissued until the completion of certain performance requirements. As part of the purchase price, the Company will also assume approximately $56.1 million of fixed rate debt on the properties to be acquired.

On September 22, 1997, the Company and ARC jointly created a limited liability company named Atlantic Realty LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. The Company and ARC will own Atlantic Realty LLC equally, with the Company serving as managing member overseeing its operations. Atlantic Realty LLC currently has plans to develop nearly one million square feet, including outparcels, over the next several years.

The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated.

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

                                FAC REALTY, INC.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

5.   Debt on Income Properties

Debt on income properties consists of the following (in thousands):

                                                                           September 30,   December 31,
                                                                                1997          1996
                                                                          -----------------------------
                                                                            (Unaudited)        (Audited)
Class A Notes payable in 85 monthly principal payments ranging from approximately $104 to $173 determined using various parameters plus weighted average monthly interest payments at 7.42%.  Unpaid
   principal and accrued interest due June 1, 2002                            $ 54,825      $ 55,907
Class B Notes - monthly interest payments at 7.78% with entire balance
   due June 1, 2002                                                             20,000        20,000
Class C Notes - monthly interest payments at 8.31% with entire balance
   due June 1, 2002                                                             17,000        17,000
Note payable to a financial institution with six monthly principal and interest payments of approximately $59 at a stated rate of prime plus 2 1/4% and one final payment of the entire principal balance and
   unpaid accrued interest payable due on March 23, 1998                         5,736         5,788
Credit facility with a financial institution, $75,000 available as of
   December 31, 1996, interest at a rate of LIBOR plus 2.75%, amount
   outstanding paid in full in February 1997                                        --        75,000
Credit facility with a financial institution, $127,000 available as of
   September 30, 1997, interest at a rate of LIBOR plus 2.25%                  120,015            --
                                                                          -----------------------------
                                                                              $217,576      $173,695
                                                                          =============================

The Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation on February 19, 1997. The credit facility with Nomura is secured by 21 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization. The credit facility is for a term of 2 years with a 1 year renewal option and bears interest at the rate of 1 month LIBOR (London Interbank Offered Rate) plus 2.25%. The proceeds from the credit facility will be used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included $75,000,000 of debt on income properties, $7,420,000 of unsecured senior notes and $2,016,000 of other unsecured notes outstanding at December 31, 1996. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

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

The options generally become exercisable on a pro rata basis over a period of four to five years from the grant date. As of September 30, 1997 and December 31, 1996, options outstanding were 1,046,463 and 1,047,500 shares, respectively, of which 530,451 shares and 512,820 shares, respectively, were exercisable. As of September 30, 1997, no stock options had been exercised.

                                FAC REALTY, INC.
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

8.    Commitments and Contingencies

On July 19 and October 30, 1996, two purported class action lawsuits were filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer, J. Dixon Fleming, Jr., and a former president of the Company, David A. Hodson. The complaints sought certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaints alleged that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of certain properties from affiliates of the individual defendants at inflated prices; and (6) alleged improper accounting practices. The cases were consolidated and the Company filed motions to dismiss both lawsuits.

On November 5, 1997, the court granted the motions to dismiss and entered judgment for defendants. The time for plaintiffs to seek reconsideration or to file appeals has not yet run. The Company believes that dismissal of the case was appropriate and that it and the named former officers have substantial defenses to the plaintiffs' claims, and the Company will continue to vigorously defend the actions in the event that plaintiffs seek reconsideration or file appeals.
However, no assurance can be given as to the ultimate outcome of the litigation.

In addition, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business.

9.    Other Related Party Transactions

During 1993, the Company acquired a 19 acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this and other transactions resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive Officer, agreeing to permit the Company to satisfy certain asset valuation issues by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement or by the acceptance from Mr. Fleming of some other cash or value equivalent. Subsequent to September 30, 1997, the Company sold to Mr. Fleming the 19 acre land tract for the sum of $750,000 which substantially satisfied the asset valuation issues.

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

Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5.0 million promissory note (the "Note") issued by the Company in connection with the Company's proposed purchase of the factory outlet centers and other properties owned by OPERS. The Note was payable only upon the occurrence of certain conditions relating to termination of the definitive acquisition agreements, some of which conditions the Company asserts were not satisfied. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement, secured by a deed of trust on a community center, is payable in installments with $2,175,000 paid through September 30, 1997 the remaining $725,000 is payable on December 31, 1997. The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million of the $2.9 million, plus an estimate for the Company's legal fees, has been accrued for as of September 30, 1997 and is included in general and administrative expenses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following discussion should be read in conjunction with the selected financial data included in this section and the consolidated financial statements and notes thereto included in this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted average square-foot basis, which adjusts for square footage added at different times during the year.

         Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Forward-Looking Statements" included under this section.

General Overview

         The Company has grown by selectively expanding, developing and acquiring factory outlet and community shopping centers. At September 30, 1997, the Company operated 41 shopping centers with 5,504,000 square feet of Gross Leasable Area ("GLA") in 21 states, compared to 36 centers with 4,757,000 square feet of GLA at September 30, 1996. Weighted average square feet of GLA for the nine months ended September 30, 1997 and 1996 were 5,286,000 and 4,617,000 respectively.

         The Company was incorporated on March 31, 1993 and completed an Initial Public Offering ("IPO") on June 10, 1993. Prior to completion of the IPO, the Company owned four outlet centers in four states aggregating 701,000 square feet of GLA. Upon completion of the IPO, 21 factory outlet centers in eleven states were acquired from VF Corporation totaling 1,725,000 square feet of GLA. On November 1, 1993, the Company acquired a 167,000-square foot center located near Opryland in Nashville, Tennessee. On December 23, 1993, the Company completed a secondary offering of Common Stock and used the proceeds to purchase six outlet centers in six states from the Willey Creek Group aggregating 908,000 square feet. As of December 31, 1993, the Company owned 32 outlet centers in 21 states totaling 3,502,000 square feet of GLA.

         During 1994, the Company began development of a 288,000-square foot outlet center in Branson, Missouri, acquired three additional properties totaling 449,000 square feet of GLA from the Willey Creek Group, and completed expansions comprising 283,000 square feet of GLA in Iowa, Louisiana; Crossville, Tennessee; North Bend, Washington; Arcadia, Louisiana; Boaz, Alabama; and Nashville, Tennessee. By the end of 1994, the Company owned 35 outlet centers aggregating 4,234,000 square feet of GLA, which represented a 21% increase over the prior year end, and had one center under development.

         During 1995, the Company delivered 137,000 square feet of expansion space to tenants in Mesa, Arizona, Draper, Utah and Nashville, Tennessee. Throughout 1995, the Company continued development of its 288,000-square foot outlet center in Branson, Missouri, with 207,000 square feet available for delivery to tenants by December 31, 1995. The Company also began a 103,000-square foot expansion of its Smithfield, North Carolina factory outlet center, with 48,000 square feet of the expansion space opening in November 1995; and had commenced two additional expansions totaling 48,000 square feet in Nebraska City, Nebraska and Story City, Iowa, which were being constructed pursuant to commitments made to VF Corporation in connection with the purchase of the VF Properties in June 1993. As of December 31, 1996, the Company had satisfied its obligations to VF Corporation. The Company ended 1995 with 4,626,000 square feet of GLA, up 9% from the prior year end.

         During 1996, the Company completed the remaining 81,000 square feet of its 288,000-square foot outlet center in Branson, Missouri, and completed expansions aggregating 158,000 square feet in Story City, Iowa; Nebraska City, Nebraska; Smithfield, North Carolina; and Tupelo, Mississippi. The Company ended 1996 with 4,865,000 square feet of GLA, up 5.1% from the end of 1995.

         In March 1997, the Company purchased five retail community shopping centers located in the Raleigh, North Carolina area for $32,300,000. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn Dixie, Food Lion, K-Mart and Eckerd Drug. In September 1997, the Company completed construction of a 32,000-square foot expansion at its Crossville, Tennessee outlet center. In addition, during 1997, the Company began construction on a 44,000-square foot Winn Dixie at its Wilson, North Carolina center. Additionally, the Company is currently in the predevelopment and marketing stage for a "power" outlet mall located in Lake Carmel, New York. The project is planned to contain in excess of 500,000 square feet of GLA. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in 1998. No assurance can be given, however, that the expansions or project will be developed and/or completed. At September 30, 1997, the Company had 5,504,000 square feet of GLA, an increase of 16% as compared to 4,757,000 square feet of GLA at September 30, 1996.

         At September 30, 1997, the Company had approximately 156 acres of outparcels located near or adjacent to certain centers, which are being marketed for sale or as ground leases. As outparcels are sold and cash received, these revenues are available for reinvestment.

         Pending acquisition and development activities are discussed below at "Recent Developments".

          The Company receives rental revenue through base rent, percentage rent, overage rent and expense recoveries from tenants and through miscellaneous income including tenant lease buyouts. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated, including the amounts tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Percentage rent is a function of the sales volumes of various tenants in excess of a negotiated sales "break point." For sales in excess of the break point, tenants pay a specified percentage of these sales as overage rent in addition to their base rent and other charges. Expense recoveries from tenants relate to the portion of the property's operating costs for which the tenants are obligated to reimburse the Company, including marketing, real estate taxes, insurance, utilities and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., these anchor tenants are obligated to pay only certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain of the operating expenses. While many of the Company's leases are triple net leases, whereby the tenants are obligated for their pro-rata share of the real estate taxes, insurance, utilities, common area maintenance charges and contribute to the marketing fund, as of September 30, 1997, approximately 22 % of the leased GLA of the Company's centers is leased to tenants who are not obligated to reimburse the Company for real estate taxes, insurance, utilities and common area maintenance expenses. In such instances, the Company has allocated a portion of the base rent or percentage rent to expense recoveries and utility expense.

Selected Financial Data

         The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

         Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and adjustments for unusual items. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of its properties, which have historically been appreciating assets.

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

                                                                       FAC Realty, Inc.              FAC Realty, Inc.
                                                                      Three months ended            Nine months ended
                                                                        September 30,                 September 30,
                                                                   ------------------------------------------------------
                                                                     1997            1996           1997           1996
                                                                   ------------------------------------------------------
Operating Data:
   Rental revenues                                                  $ 13,614       $ 12,065       $ 39,011       $ 35,061
   Property operating costs                                            3,996          3,920         11,258         11,008
                                                                   ------------------------------------------------------
                                                                       9,618          8,145         27,753         24,053
   Depreciation and amortization                                       3,908          3,960         11,608         10,452
   General and administrative                                          1,127            828          5,120          2,788
   Interest                                                            4,254          3,499         12,013         10,534
   Extraordinary loss on early extinguishment of debt                      0              0            986            103
                                                                   ------------------------------------------------------
     Net (loss) income                                              $    329       ($   142)      $ (1,974)      $    176
                                                                   ======================================================
   Per common share data:
      Income (loss) before extraordinary item                       $   0.03          (0.01)      $  (0.09)      $   0.02
      Extraordinary item                                                0.00           0.00          (0.08)         (0.01)
                                                                   ------------------------------------------------------
      Net (loss) income                                             $   0.03          (0.01)      $  (0.17)      $   0.01
                                                                   ======================================================
   Weighted average common share outstanding                          11,815         12,034         11,828         11,957
                                                                   ======================================================
Other Data:
  EBITDA                                                            $  8,703       $  7,392       $ 24,714       $ 21,340
                                                                   ======================================================
  Funds From Operations (FFO):
      Net (loss) income                                             $    329       ($   142)      $ (1,974)      $    176
     Adjustments:
          Straight line rent                                            (215)            --           (448)            --
          Depreciation and amortization                                3,789          3,890         11,328         10,247
          Compensation under stock awards                                212             75            731             75
           (Gain)/loss on sale of real estate                            (25)           (37)            10            (37)
          Interest on Exchangeable Notes                                  --             91             --            553
        Unusual items:
            Non-recurring administrative costs                            --             --            100             --
            Merger termination costs                                      --             --          1,250             --
            Extraordinary loss on early extinguishment of debt            --             --            986            103
                                                                   ------------------------------------------------------
  Funds From Operations (FFO):                                      $  4,090       $  3,877       $ 11,983       $ 11,117
                                                                   ======================================================
  Funds From Operations per share - assuming full dilution
                                                                    $   0.29       $   0.27       $   0.85       $   0.83
                                                                   ======================================================
  Weighted average shares outstanding - fully diluted                 14,037         14,256         14,050         13,425
                                                                   ======================================================

                                                            FAC Realty, Inc.              FAC Realty, Inc.
                                                           Three months ended            Nine months ended
                                                              September 30,                September 30,
                                                           1997          1996          1997           1996
                                                         ---------------------------------------------------
Funds available for Distribution / Reinvestment
  Funds From Operations                                  $ 4,090       $ 3,877       $ 11,983       $ 11,117
   Adjustments:
        Non-recurring administrative costs                    --            --           (100)            --
        Merger termination costs                              --            --         (1,250)            --
        Capitalized tenant allowances                       (274)          (38)        (1,127)          (133)
        Capitalized leasing costs                           (221)         (112)          (824)          (384)
        Recurring capital expenditures                      (166)          (19)          (531)          (172)
                                                         ---------------------------------------------------
Funds available for Distribution / Reinvestment          $ 3,429       $ 3,708       $  8,151       $ 10,428
                                                         ===================================================
Funds available for Distribution / Reinvestment
  per share                                              $  0.24       $  0.26       $   0.58       $   0.78
                                                         ---------------------------------------------------
Dividends declared on earnings                           $  0.00       $ 3,387       $   0.00       $  9,955
                                                         ---------------------------------------------------
Dividends declared on earnings per share                 $  0.00       $  0.25       $   0.00       $   0.75
                                                         ---------------------------------------------------

                                                                  FAC Realty, Inc.
                                                                    September 30,
                                                                 1997           1996
                                                            ----------------------------
Balance Sheet Data:
  Income-producing properties (before
     accumulated depreciation and amortization)                 $  411,721   $  351,679
                                                            ----------------------------
  Total Assets                                                     388,844      365,620
                                                            ============================

  Debt on income properties                                        217,576      176,691
                                                            ----------------------------
  Total liabilities                                                225,855      191,701
                                                            ============================

                                                            ----------------------------
  Total stockholders' equity                                       162,989      154,742
                                                            ============================

Portfolio Property Data:

  Total GLA (at end of period)                                       5,504        4,757
  Weighted average GLA                                               5,286        4,617

  Number of properties (at end of period)                               41           36

  Occupancy (at end of period)
  Operating                                                          93.3%        91.5%
  Development                                                        79.1%        64.9%
  Held for sale                                                      52.8%        50.2%

Results of Operations

Nine months Ended September 30, 1997 compared to the Nine months Ended September 30, 1996.

        The Company reported a net loss of $2.0 million, or $0.17 per common share, for the nine months ended September 30, 1997 compared to a net income of $0.2 million, or $0.01 per common share, for the comparable period in 1996. The loss for 1997 resulted primarily from four factors: (a) an increase in depreciation and amortization of $1.2 million as described below; (b) an increase in general and administrative expenses of $2.3 million inclusive of a non-recurring charge of $1.3 million for the settlement of the arbitration with the Public Employees Retirement System of Ohio (OPERS); (c) increased interest expense of $1.5 million, as a result of higher borrowing levels; and (d) the Company incurred an extraordinary loss on the early extinguishment of debt of $1.0 million. These amounts were offset by increases in NOI of $3.7 million as described below.

        FFO for the nine months ended September 30, 1997 was $12.0 million, or $0.85 per share. This compares to $11.1 million, or $0.83 per share, for the same period in 1996. The factor that had a positive impact on 1997 FFO was an increase in NOI of $3.3 million before the adjustment for straight line rent, or $0.23 per share, as described below. Factors that had a negative impact on 1997 FFO were: (a) $2.0 million, or $0.14 per share, in higher interest expense due to a higher average borrowing level, exclusive of interest on exchangeable notes, and (b) $0.3 million, or $0.03 per share, in increased general and administrative expenses, exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, described below.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) were $24.7 million for the nine months ended September 30, 1997, an increase of $3.4 million or 16%, from $21.3 million for the same period in 1996. The increase was due to the increase in NOI of $3.7 million, including adjustment for straight line rent, offset by the increase of $0.3 million in the general and administrative expenses from 1996 exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, also described below.

        Base rent increased to $28.5 million for the nine months ended September 30, 1997 from $25.7 million for the same period in 1996. Base rent before the adjustment for straight line rent increased $2.4 million or 9% to $28.1 million for the nine months ended September 30, 1997 when compared to 1996, while the Company's weighted average square feet of GLA in operation increased 14.5%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers and was offset by declining rents on renewals at certain properties. Base rental revenue in each of the nine months ended September 30, 1997 and 1996 included a charge to the reserve for uncollectible tenant accounts of $0.4 million.

        Percentage rent remained unchanged at $0.4 million for the nine months ended September 30, 1997 consistent with the same period in 1996. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a sales break point agreed to in the lease.

        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, increased in the nine months ended September 30, 1997 to $9.3 million from $8.5 million in the same period in 1996. On a weighted average square-foot basis, recoveries from tenants decreased 4% to $1.76 in 1997 from $1.84 in 1996. The average recovery of property operating expenses for the nine month period ended September 30, 1997 increased to 83% from 77% for the same period in 1996. With respect to approximately 22% of the leased GLA, the Company is obligated to pay all utilities and operating expenses of the applicable center.

        Total tenant retail sales at the Company's outlet centers increased 2.4% for the nine months ended September 30, 1997 compared to the same period in 1996. Tenant sales on a comparative store basis increased approximately 1.0% in 1997 compared to 1996.

        Other income increased $0.3 million to $0.8 million in 1997 compared to $0.5 million in 1996 primarily as a result of increased tenant lease buyouts.

        Operating expenses increased $0.3 million, or 2%, to $11.3 million in 1997 from $11.0 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997, which rose 14% from 4.6 million square feet in 1996 to 5.3 million square feet in 1997. On a weighted average square-foot basis, operating expenses decreased 11% from $2.38 in 1996 to $2.13 in 1997.

        General and administrative expenses for the nine months ended September 30, 1997 included a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Systems of Ohio (OPERS), $0.1 million in other non-recurring charges and $0.7 million in compensation under restricted stock awards. Exclusive of these charges, general and administrative expense increased $0.3 million, or 11% to $3.0 million in 1997 from $2.7 million in 1996. The increase was primarily attributable to the increase in weighted average GLA and to the increased staffing during the period necessary to carry out the strategic growth plans of the Company.

        Depreciation increased $1.2 million in 1997 primarily as a result of the completion in 1996 of the center in Branson, Missouri, the expansions of the Company's properties in Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina and Tupelo, Mississippi, and the acquisition in March 1997 of the five community shopping centers. Amortization of deferred leasing and other charges increased $0.1 million in 1997 primarily as a result of increased tenant improvements. On a weighted average square-foot basis, depreciation and amortization of income-producing properties decreased 4% to $2.14 in 1997 from $2.22 in 1996 due primarily to the $5 million adjustment in carrying value of one income-producing property in the fourth quarter of 1996.

        Interest expense for the nine months ended September 30, 1997, net of interest income of $0.4 million, increased by $1.5 million or 14%, to $12.0 million compared to $10.5 million, net of interest income of $0.5 million, in 1996. This increase resulted from higher borrowing levels in 1997 compared to 1996. On a weighted average basis, debt outstanding and the average interest cost were approximately $206.8 million and 8.0%, respectively, in 1997 compared to $179.2 million and 8.2%, respectively, in 1996. Amortization of deferred financing cost amounted to $1.2 million in 1997 and $1.0 million in 1996. The Company capitalized interest cost associated with its development projects of $1.2 million in 1997 and $1.6 million in 1996. Associated with the early extinguishment of debt, the Company expensed the related unamortized loan costs of $1.0 million in 1997 as compared to $0.1 million in 1996, which have been classified as an extraordinary item in the Consolidated Statements of Operations.

        As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the assets held for sale. In the fourth quarter of 1996, the Company recorded an additional $5.0 million adjustment to the carrying value of one of the assets held for sale. This non-cash adjustment was charged to operations and represents the difference between the fair value less costs to sell and the net book value of the assets. After recording the $13.5 million valuation adjustment, the net carrying value of assets currently being marketed for sale at September 30, 1997 is $12.2 million. There is also $12.3 million of debt secured by the properties which is expected to be retired primarily from the sale proceeds. For the nine months ended September 30, 1997, these properties contributed approximately 0.9 million of revenue and incurred a loss of $0.8 million after deducting related interest expense on the debt associated with the properties. For the nine months ended September 30, 1996, these properties contributed approximately $1.8 million of revenue and incurred a loss of $0.7 million after deducting related interest expense. The reduction in the performance is principally due to the lower average occupancy level in 1997 as compared to 1996 existing at certain centers held for sale.

        The Company has begun the process of marketing these properties and no sales agreements have been completed to date. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.

Three Months Ended September 30, 1997 compared to the Three Months Ended September 30, 1996.

      The Company reported a net income of $0.3 million, or $0.03 per common share, for the three months ended September 30, 1997 compared to a net loss of $0.1 million or $0.01 per common share, for the comparable period in 1996. The gain for 1997 resulted primarily from $1.5 million in increased NOI offset by:
(a) an increase in general and administrative expenses of $0.3 million as described below; and (b) increased interest expense of $0.8 million as a result of higher borrowing.

      FFO for the three months ended September 30, 1997 was $4.1 million, or $0.29 per share. This compares to $4.0 million, or $0.27 per share, for the same period in 1996. The factor that had a positive impact on 1997 FFO was $1.5 million, or $0.13 per share, in increased NOI as described below. Factors that had a negative impact on 1997 FFO were: (a) $0.2 million, or $0.01 per share, in increased general and administrative expenses from 1996, exclusive of compensation under restricted stock awards of $0.2 million for the quarter ended September 30, 1997 and 0.1 for the same period in 1996, and (b) $0.8 million, or $0.06 per share, in higher interest expense.

      Earnings before interest, taxes, depreciation and amortization (EBITDA) were $8.7 million for the three months ended September 30, 1997, an increase of $1.3 million or 18 %, from $7.4 million for the same period in 1996. The increase was due to increased NOI of $1.5 million over 1996, offset by an increase of $0.3 million in general and administrative expenses in 1997.

      Base rent increased to $10.0 million for the three months ended September 30, 1997 from $8.7 million for the same period in 1996. Base rent before the adjustment for straight line rent increased $0.8 million or 9% to $9.8 million for the three months ended September 30, 1997 when compared to 1996, while the Company's weighted average square feet of GLA in operation increased 16%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers, which was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale. Base rental revenue for 1997 includes a charge to the reserve for uncollectible tenant accounts of $0.1 million compared to the same amount in 1996.

      Percentage rent decreased $0.1 million for the three months ended September 30, 1997 as compared to the same period in 1996. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants sales in excess of a sales break point agreed to in the lease.

        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing costs, increased for the three months ended September 30, 1997 to $3.2 million compared to $2.9 million in 1996. On a weighted average square-foot basis, recoveries from tenants decreased 3% to $0.58 for the three months ended September 30, 1997 when compared to $0.61 for the same period in 1996. The average recovery of property operating expenses increased from 73% in 1996 to 80% in 1997. With respect to approximately 22% of the leased GLA, the Company is obligated to pay all utilities and operating expenses of the applicable center.

        Total tenant retail sales at the Company's outlet centers increased 1.3% for the three months ended September 30, 1997 compared to the same period in 1996. Tenant sales on a comparative store basis increased approximately 1.3% in 1997 compared to 1996. A significant portion of the increase is attributable to the increase in the weighted average GLA of outlet centers in operation for 1997 as compared to 1996.

        Other income increased $0.1 million to $0.3 million in 1997 compared to $0.2 million in 1996 primarily as a result of increased tenant lease buyouts.

        Operating expenses increased $0.1 million, or 3%, to $4.0 million in 1997 from $3.9 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997, which rose 17% from 4.7 million square feet in 1996 to 5.5 million square feet in 1997. On a weighted average square-foot basis, operating expenses, decreased from $0.83 in 1996 to $0.73 in 1997.

        General and administrative expenses for the three months ended September 30, 1997 increased $0.1 million, or 22% to $1.1 million in 1997 from $0.9 million in 1996, exclusive of compensation under restricted stock of $0.2 and $0.1 for the quarters ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to the increase in weighted average GLA and to the increased staffing during the period necessary to carry out the strategic growth plans of the Company.

        Depreciation decreased $0.1 million in 1997 over 1996 due primarily to the $5 million adjustment in carrying value of one income-producing property in the fourth quarter of 1996. Amortization of deferred leasing and other charges remained unchanged at $0.4 million for the three months ended September 30, 1997 and 1996. On a weighted average square-foot basis, depreciation and amortization of income-producing properties decreased from $0.84 in 1996 to $0.71 in 1997.

        Interest expense for the three months ended September 30, 1997, net of interest income of $0.1 million, increased by $0.8 million or 23%, to $4.3 million compared to $3.5 million, net of interest income of $0.3 million in 1996. This increase resulted from higher borrowing levels in 1997 compared to 1996. On a weighted average basis, debt outstanding and the average interest cost were approximately $216.5 million and 7.9%, respectively, in 1997 compared to $182.7 million and 8.3%, respectively, in 1996. Amortization of deferred financing cost amounted to $0.4 million in 1997 as compared to the same amount in 1996. The Company capitalized interest costs associated with its development projects of $0.3 million in 1997 and $0.5 million in 1996.

        For the three months ended September 30, 1997, the properties held for sale contributed approximately $0.3 million of revenue and incurred a loss of $0.2 million after deducting related interest expense on the debt associated with the properties. For the three months ended September 30, 1996, these properties contributed approximately $0.5 million of revenue and incurred a loss of $0.3 million after deducting related interest expense. The reduction in revenue is principally due to the lower average occupancy level in 1997 as compared to 1996 existing at certain centers held for sale, while the reduction in net loss in 1997 as compared to 1996 is principally due to lower depreciation in 1997 resulting from prior asset valuation adjustments.

Liquidity and Capital Resources

        The Company's cash and cash equivalents balance at September 30, 1997 was $6.6 million. Restricted cash, as reported in the financial statements, as of such date, was $3.8 million. In connection with the Company's $95 million rated debt securitization, the Company was required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

        Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 1997. Net cash used in investing activities was $44.7 million for the same period in 1997. The primary use of these funds included:
$32.3 million to acquire the five North Carolina community shopping centers, as previously described; $0.4 million to repurchase the Company's stock; and $7.7 million in costs related to the completion of a development project, the completion of 158,000 square feet of expansion projects, re-tenanting, lease renewal and leasing costs, predevelopment costs, and normal recurring capital expenditures. Net cash provided by financing activities was $32.7 million for the nine months ended September 30, 1997. The source of such funds was new borrowing, as described below, net of fees and other costs related thereto. Funds generated through financing activities were offset by debt repayments of $86.1 million.

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

        On February 19, 1997, the Company obtained a $150,000,000 credit facility with Nomura Asset Capital Corporation. At September 30, 1997, the $150 million Nomura credit facility had $30 million of unfunded availability following the retirement of $84.5 million of debt, which existed at December 31, 1996, and the funding of the acquisition of the five community centers in March 1997. The proceeds from the credit facility will be used to fund acquisitions and expansions of existing centers. The credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

        Capital Expenditures. The Company's capital expenditures have included expansions of existing centers and acquisitions of new properties.

        During 1996 the Company delivered a 288,000-square foot outlet center in Branson, Missouri and expansions of approximately 158,000 square feet at Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina, and Tupelo, Mississippi. The cost of these projects was approximately $42.5 million, all of which has been expended as of September 30, 1997 and has been reclassified from the properties under development category for financial statement purposes.

        In September 1997, the Company completed construction on a 32,000-square foot expansion at its Crossville, Tennessee center. The Company began construction on an expansion at its Wilson, North Carolina center, consisting of a 44,000 square-foot Winn Dixie. The cost of this project is estimated at $2.5 million, of which $0.8 million has been expended as of June 1997. Additionally, the Company is currently in the predevelopment and marketing stage for a property located in Lake Carmel, New York. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in 1998. No assurance can be given, however, that the project will be developed and/or completed.

        Management's view of the current state of the shopping center industry and its future direction is that value-oriented retail concepts are merging. For example, outlet centers are including off-price tenants as well as outlet tenants, off-price centers have manufacturers' outlets, and community centers have destination tenants and/or outlet or off-price tenants. With this backdrop, management believes that a diversified shopping center portfolio will provide an opportunity for growth. As part of the Company's diversification strategy, a portion of the availability under the Nomura credit facility was used to purchase five community centers in the Raleigh, NC area on March 27, 1997 for a total purchase price of $32.3 million. The centers total approximately 606,000 square feet of GLA, are well-located and feature well-known regional tenants. Management believes that there will be similar opportunities for the acquisition of community shopping centers in the United States, and in particular, the southeastern region of the country.

        Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, acquisitions and planned development and construction activities. At September 30, 1997, the $150 million Nomura credit facility had $30 million of unfunded availability following the retirement of $84.5 million of debt which existed at December 31, 1996 and the funding of the acquisition of the five community centers in March 1997. The Company is in the process of reviewing various financing alternatives for its planned development of the "power" outlet mall located in Lake Carmel, New York, including potential joint venture arrangements.

        The Board of Directors determined that the Company would not pay a fourth quarter dividend for 1996. In addition, the Company announced that future dividends will be equal to 95% of the Company's taxable income, which is the minimum dividend required to maintain its REIT status. Determination of any dividends will be made annually following the review of the Company's year-end financial results. The Company's decision is driven by its goal to increase the total return to its shareholders through the use of internal cash flow to "self-fund" some of its growth, such as expansions at existing centers and strategic acquisitions. The Company also will strive to reduce its borrowing levels and interest expense.

Economic Conditions

        Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel pricing, which has slowed the growth of tenant sales and adversely affected the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to release space to other tenants. Although a decline in sales does not affect base rental, aside from renewals, such weakness could result in reduced revenue from percentage rent tenants, as well as, overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 5% of the Company's total revenue for the nine months ended September 30, 1997. Continuance of a decline in sales may affect the Company's operating centers' occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the operating centers. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

        The majority of the Company's leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed prior to June 1993, also require the tenants to pay certain operating expenses and increases in common area maintenance expenses. At

September 30, 1997, 20% of the aggregate GLA of its centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The operating centers (the "Properties") are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

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

Recent Developments

        On October 7, 1997, the Company entered into an agreement to purchase ten shopping centers located in North Carolina and Virginia, totaling 1.2 million square feet, and to assume third party management of an additional 1.0 million square feet of community shopping centers. The centers to be purchased are owned primarily by Roy O. Rodwell, Chairman and Co-Founder of Atlantic Real Estate Corporation ("ARC"), a privately held real estate development company based in Durham, North Carolina and John M. Kane, Chairman of Kane Realty Corporation, a real estate development and brokerage company based in Raleigh, North Carolina, in a transaction valued at $72.1 million. The purchase of two of the shopping centers is subject to the final approval of partnerships either under the control of Mr. Rodwell or Mr. Kane as managing partners.

        In exchange for their equity ownership interests in the community centers, Mr. Rodwell, Mr. Kane and related parties will receive 1.68 million share-equivalent partnership units in a newly created partnership between the Company and the sellers. The number of partnership units to be issued to the sellers was based on a $9.50 price per share of the Company's Common Stock. Of the units to be issued, 391,067 will remain unissued until the completion of certain performance requirements. As part of the purchase price, the Company will also assume approximately $56.1 million of fixed rate debt on the properties to be acquired.

        On September 22, 1997, the Company and ARC jointly created a limited liability company named Atlantic Realty LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. The Company and ARC will own Atlantic Realty LLC equally, with the Company serving as managing member overseeing its operations. Atlantic Realty LLC currently has plans to develop nearly one million square feet, including outparcels, over the next several years.

        The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated.

        On December 15, 1997, the Company's stockholders will vote on a proposal to reincorporate the Company from Delaware to Maryland. Thereafter, the Company intends to convert to an UPREIT. An UPREIT is a real estate investment trust that holds substantially all of its assets through a partnership (the "Operating Partnership") in which the REIT is the general partner. Initially, the Company would indirectly own all of the interests in the Operating Partnership. If the shareholders approve the proposal, the reincorporation and the UPREIT conversion are expected to reduce the Company's annual state franchise tax obligations by approximately $338,000 annually commencing with the 1998 taxable year, provided such states do not alter their current tax laws. Although difficult to estimate, the one-time cost of the transaction is expected to be approximately $200,000, consisting primarily of the payment of state transfer taxes and related legal fees. In addition, the UPREIT structure may enable the Company to acquire properties on a tax-deferred basis for certain sellers, which may improve the Company's ability to acquire properties on favorable economic terms. See "--Forward-Looking Statements" below.

        No assurances can be made that the stockholders will approve the proposal or, if approved, that the UPREIT conversion would lead to improved acquisition opportunities. Moreover, the UPREIT conversion may require certain third-party consents, which may not be obtained. The Company's stockholders are encouraged to review the Company's proxy statement, which was mailed to shareholders of record on November 7, 1997, for more information about the proposal.

Forward-Looking Statements

        Certain statements in this Form 10-Q, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New
York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms, the consummation of related property acquisitions, receipt of zoning, land use, occupancy, government and other approvals, and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities, such forward looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

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

        Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5 million promissory note (the "Note") issued by the Company in connection with its proposed purchase of the OPERS' centers and the management and business operations of RRI's Charter Oak Group, Ltd. The Note was payable only upon the occurrence of certain conditions relating to the termination of the Agreements and the Company asserted that certain of the required conditions were not met. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement, secured by a deed of trust on a community center, is payable in installments with $2,175,00 paid through September 30, 1997, the remaining $725,000 is payable on December 31, 1997. The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million of the $2.9 million, plus an estimate for the Company's legal fees, has been accrued for as of September 30, 1997 and is included in general and administrative expenses.

        On July 19 and October 30, 1996, two purported class action lawsuits were filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer,
J. Dixon Fleming, Jr., and a former president of the Company, David A. Hodson. The complaints sought certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaints alleged that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of certain properties from affiliates of the individual defendants at inflated prices; and (6) alleged improper accounting practices. The cases were consolidated and the Company filed motions to dismiss both lawsuits.

        On November 5, 1997, the court granted the motions to dismiss and entered judgment for defendants. The time for plaintiffs to seek reconsideration or to file appeals has not yet run. The Company believes that dismissal of the case was appropriate and that it and the named former officers have substantial defenses to the plaintiffs' claims, and the Company will continue to vigorously defend the actions in the event that plaintiffs seek reconsideration or file appeals. However, no assurance can be given as to the ultimate outcome of the litigation.

        In addition, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business.

Item 2. Changes in Securities and use of proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On November 7, 1997, the Company gave notice that a special meeting of stockholders of FAC Realty, Inc. will be held at the Company's offices, 11000 Regency Parkway, Suite 300, Cary, North Carolina 27511, on December 15, 1997 at 10:00 a.m. local time, to consider and vote on a proposal to approve the reincorporation of the Company from the State of Delaware to the State of Maryland. Only stockholders of record at the close of business on October 31, 1997 will be entitled to notice of and to vote at the special meeting or any adjournment thereof.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27  Financial Data Schedule (Edgar Filing Only)

        (b)    Reports on Form 8-K

        The Company filed a Report on Form 8-K on September 9, 1997 reporting a change in the Company's certifying accountant.

                                   Signatures

==============================================

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FAC REALTY, INC.



Date: November 14, 1997        By /s/
                                  ----------------------------------------------
                                  Patrick M. Miniutti, Executive Vice President, Chief Financial Officer and Director