Form 10-K
period 1998-03-31
FAC REALTY TRUST INC
filed 1998-04-15
CIK 899757

FORM 10-K
                       Securities and Exchange Commission
                             Washington, D.C. 20549

     (X) Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or
      ( ) Transition Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
                      Commission File Number 1-11998


                             FAC REALTY TRUST, INC.

             (Exact name of Registrant as specified in its charter)


                          Maryland                                              56-1819372
               (State or Other Jurisdiction of                               (I.R.S. Employer
                Incorporation or Organization)                              Identification No.)




                 11000 Regency Parkway
                Third Floor, East Tower
                 Cary, North Carolina                                             27511
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].


The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 1998, was approximately $115.5 million.

As of March 23, 1998, there were 14,275,820 shares of the Registrant's Common Stock, $.01 par value, outstanding.



                       Documents Incorporated by Reference

                                      None.

                             FAC Realty Trust, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 1997



                                                                                                          Page
                                                    PART I

Item 1        -    Business                                                                               4
Item 2        -    Properties                                                                             12
Item 3        -    Legal Proceedings                                                                      19
Item 4        -    Submission of Matters to a Vote of
                   Security Holders                                                                       20


                                                    PART II

Item 5        -    Market for the Registrant's Common Equity
                   and Related Stockholder Matters                                                        21
Item 6        -    Selected Financial Data                                                                21
Item 7        -    Management's Discussion and Analysis of
                   Financial Condition and Results of Operation                                           24
Item 8        -    Financial Statements and Supplementary
                   Data                                                                                   35
Item 9        -    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                                 35


                                                   PART III

Item 10       -    Directors and Executive Officers of
                   the Registrant                                                                         35
Item 11       -    Executive Compensation                                                                 38
Item 12       -    Security Ownership of Certain Beneficial
                   Owners and Management                                                                  45
Item 13       -    Certain Relationships and Related
                   Transactions                                                                           46


                                                    PART IV

Item 14       -    Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                                                                47


                                     PART I

Item 1 - Business

General


              FAC Realty Trust, Inc. (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"). The Company is vertically integrated, providing acquisition, development, construction, leasing, marketing and asset management to community and outlet center properties. As of December 31, 1997, the Company owned and operated 28 community shopping centers in 15 states aggregated 3.1 million square feet of gross leasable area ("GLA"), 10 outlet centers in 9 states aggregating approximately 2.1 million square feet; two outlet centers aggregating approximately 0.1 million square feet and one former outlet center which has been converted to commercial office use with approximately 0.2 million square feet that are held for sale; and approximately 182 acres of outparcel land located near or adjacent to certain of the Company's centers. The Properties are tenanted primarily by large widely recognized retailers and/or manufacturers of traditional brand-name merchandise such as Winn Dixie, Food Lion, K Mart, VF Factory Outlet, Inc. (Lee, Wrangler, Jantzen, Jansport, Vanity Fair and Health-tex), 9 West (Easy Spirit and Enzo), Sara Lee Corporation (L'eggs, Hanes, Bali, Playtex, Coach and Champion), Levi Strauss & Co. (Levi's), Nike, Inc., Revlon Inc. (Prestige Fragrance), Bugle Boy Industries, Inc., Reebok International, Ltd., LCI Holdings (Liz Claiborne), Dinnerware Plus, Inc. (Mikasa) and WestPoint Stevens (Martex).

              In June 1993, the Company completed its initial public offering (the "IPO") which combined (i) four partnerships, each of which had developed, acquired and owned one factory outlet center (collectively, the "CP Properties"), (ii) a fifth partnership formed to develop an additional factory outlet center, and (iii) certain assets of North-South Management Corporation, which had managed the CP Properties since 1988. Prior to or concurrently with the completion of the IPO, the Company (i) acquired the CP Properties and (ii) acquired 21 outlet centers from VF Corporation (the "VF Properties") totaling approximately 1.7 million square feet. In December 1993, the Company used the proceeds of a secondary public offering to purchase six additional outlet centers totaling approximately 0.9 million square feet from entities and individuals constituting the Willey Creek Group, at that time one of the largest private owners and operators of outlet centers in the country. In addition, in June 1994, the Company purchased three additional properties totaling approximately 0.5 million square feet from the Willey Creek Group and in December 1994 acquired an expansion of one of the initial six Willey Creek properties. During 1995, the Company opened one additional outlet center and completed expansions of several others. In 1996, the Company completed the outlet center opened in 1995 and expanded four other centers. The Company ended 1996 with approximately 4.9 million square feet of GLA, up 5.1% from 4.6 million at December 31, 1995.


        The Company has elected to be treated as a REIT for Federal income tax purposes. The Company intends to continue to operate in the manner required to maintain its REIT status.


        In March, 1997, the Company purchased five community shopping centers located in the Raleigh, North Carolina area for $32.4 million from an unrelated third party. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc., K-Mart Corporation and Eckerd Drug. The acquisition was funded from the Company's line of credit facility. As a result of the acquisition, the Company ended 1997 with 41 shopping centers containing an aggregate of approximately 5.5 million square feet of GLA.

        On September 22, 1997, the Company and Atlantic Real Estate Corporation, ("ARC") a privately held real estate development company based in Durham, North Carolina, jointly created a limited liability company named Atlantic Realty LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. The Company and ARC will own Atlantic Realty LLC equally, with the Company serving as managing member overseeing its operations. Atlantic Realty LLC currently has plans to develop approximately one million square feet, including outparcels, over the next several years.

        The development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated.

       On October 7, 1997, the Company entered into an agreement to purchase nine shopping centers ("Kane/Rodwell Centers") located in North Carolina and Virginia, totaling 1.0 million square feet, and to assume third party management of an additional 1.2 million square feet of community shopping centers. The centers to be purchased are owned primarily by Roy O. Rodwell, Chairman and Co-Founder of ARC and John M. Kane, Chairman of Kane Realty Corporation, a real estate development and brokerage company based in Raleigh, North Carolina, in a transaction valued at $63.3 million. The purchase of the shopping centers was subject to the final approval of respective partnerships holding the properties which has been received, as well as holders of mortgage notes on the shopping centers which has been received on all properties except one. The remaining shopping center will be managed by the Company until either approval is received or the mortgage is retired.

        In exchange for their equity ownership interests in the community centers, the sellers will receive approximately 1.2 million share-equivalent partnership units in the Operating Partnership and approximately $2.6 million in cash. The number of Units to be issued to the sellers was based on a $9.50 price per share of the Company's Common Stock. Of the Units to be issued, approximately 0.5 million will remain unissued until the completion of certain performance requirements and acquisition of the remaining shopping center noted above. As part of the purchase price, the Company will also assume approximately $49.4 million of primarily fixed rate debt on the properties to be acquired.

        During 1997, the Company completed construction of a 32,000 square foot expansion at its Crossville, Tennessee outlet center. In addition, the Company began construction on a 44,000 square foot Winn Dixie at its Wilson, North Carolina center. The Company is currently in the pre-development and marketing stage for a "power" outlet mall located in Lake Carmel, New York and a retail/entertainment shopping center in Mt. Pleasant, South Carolina. These projects are planned to contain in excess of 300,000 and 425,000 square feet of GLA, respectively. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in the Fall and Spring of 1998, respectively. No assurance can be given, however, that the expansions or project will be developed and/or completed.

        On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary FAC Realty Trust, Inc., (the "Company"). Following the reincorporation, on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to FAC Properties, L.P., a Delaware limited partnership (the "Operating Partnership") substantially all of its assets and liabilities, except for legal title to 18 properties, which remains in a wholly owned subsidiary of the Company. In exchange for the Company's assets, the Company received limited partnership interest ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns substantially all of its assets (either directly or through subsidiaries) through the Operating Partnership such that a Unit is economically equivalent to a share of the Company's common stock.

        The purpose of reincorporating in Maryland and of becoming an UPREIT was as follows:

(bullet) The Company will realize a cost savings in annual franchise tax payments of approximately $150,000 by changing its state of incorporation from Delaware to Maryland
(bullet) By adopting an UPREIT structure, the Company will realize annual cost savings of approximately $188,000 beginning in 1998 related to state franchise tax payments on its assets located in certain states; and
(bullet) An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of sock to acquire properties, which provide an advantage over non-UPREIT entities.

Recent Developments

Lazard Freres Transaction

         On February 24, 1998, Prometheus Southeast Retail, LLC, ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC entered into a definitive agreement with the Company to make a $200 million strategic investment in the Company. PSR has committed to purchase $200 million in newly issued common shares of the Company at a purchase price of $9.50. The investment will be made in stages through the end of 1999 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. On March 23, 1998, the Company received the first installment totaling $22.3 million which represents 2.35 million common shares. Upon completion of funding, PSR will own an equity interest of the Company of approximately 60%, on a fully diluted basis, not including any further issuance of Units for transactions under contract or transactions the Company may enter into in the future.

         As part of the PSR transaction described above, three representatives of Lazard will be nominated to FAC Realty's Board of Directors, bringing the total number of directors to nine.

Konover & Associates South Transaction

        On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity, consisting of the issuance of Units, at $9.50 per Unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum.

         As part of the transaction, the Company intends to operate under the name "Konover Property Trust". The Company will remain listed on the New York Stock Exchange and intends to change its ticker symbol from FAC to KPT, pending formal approval by shareholders in June, 1998. Additionally, the current employees of Konover will join the Company as a result of the transaction. The new employees include development, leasing, property management, administrative and accounting professionals. The Company will continue to operate the Konover office in Boca Raton due to its strategic location in the Southeast.

         Simon Konover, founder of Konover & Associates, a $500 million plus real estate company headquartered in West Hartford, Connecticut, will become Chairman of the Board of the Company upon completion of the transaction. He will not become an executive officer of the Company.

Other

         On January 7, 1998, the Company completed the purchase of a 55,909 square foot shopping center located in Danville, VA. This Food Lion anchored center was purchased for $3.1 million.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing its $150 million revolving credit facility. The loan is at an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain outstandings on the $150 million Nomura credit facility.

         As of March 31, 1998, seven of the nine Kane/Rodwell Centers had closed. An eighth center is expected to close in second quarter of 1998. The ninth and final center will be managed by the Company and is expected to be acquired in the year 2000. The loan assumption fee is currently considered unreasonable, however, the loan is prepayable in the year 2000.


Business Strategy


         The Company's business strategy is to increase overall shareholder value through acquiring and selectively developing new properties, expanding its existing centers and by increasing the value of its assets in the portfolio through proactive asset management, leasing, marketing and financial controls. The following is a brief description of the Company's current business strategy and philosophy.

         Management. The Company's management team consists of a group of highly experienced real estate professionals with a wide variety of shopping center experience. The team is headed by its Chief Executive Officer, C. Cammack Morton. Since joining the Company, Mr. Morton has assembled a management team of seasoned veterans in finance/accounting, asset management, law, development, leasing and marketing. These members of management bring to the Company years of experience and professional accreditations from shopping center industry organizations. They also bring the Company relationships with retail shopping and manufacturer tenants, and the financial and investment community.

         Acquisition and Portfolio Diversification. The Company believes that retail concepts within the retail shopping center industry are merging, and that a diversified shopping center portfolio will provide the best opportunities for growth and overall return to shareholders. To implement this strategy, the Company intends to focus on selective acquisitions and development of retail centers. Retail centers may include, but are not limited to, community shopping centers, retail/entertainment centers, "power strip" centers and "power outlet" centers. The Company believes that many opportunities for the acquisition of retail centers exist, particularly in the southeastern United States. In such acquisitions, the Company looks for strong demographics and traffic counts, good visibility and access, and the potential for enhancing cash flows through increasing rents, re-tenanting, remerchandising or future expansions. The Company intends to use its existing tenant relationships to assist in accomplishing its objectives.

         The 1997 acquisition of five community shopping centers from North Hills, Inc. was the beginning of the implementation of the Company's diversification strategy. This portfolio of properties meets the Company's acquisition criteria. Their proximity to the Company's headquarters, together with the Company's knowledge of the market, has allowed the Company to manage them very efficiently. The estimated annualized return on the acquisition is in excess of 13%. Most importantly, the Company has already utilized its existing tenant relationships to remerchandise the existing centers at better market rates.

         As the Company pursues its diversification strategy, it also intends to focus on attracting new tenants to its portfolio to offer a wider range of merchandise and amenities to consumers. These may include, but are not limited to, full-service restaurants, theaters, entertainment and hotels.

         Expansion and Improvements to Existing Centers. The Company intends to hold the majority of its properties for long-term investment and, therefore, intends to continue selective expansion of its existing centers. The Company's philosophy is to expand its existing centers in response to tenant demand. Prior to commencement of an expansion, the Company requires a significant percentage of lease commitments. The Company believes that selective expansion allows it to take advantage of management's development experience and tenant relationships. During the past three years, the Company has added approximately 0.4 million square feet of expansion space to its centers. The Company intends to fund future expansions and improvements primarily through internally generated cash flow and its revolving credit facility.

         The Company's asset management team, which includes development, leasing, marketing, finance and property management personnel, continually evaluates potential opportunities at its existing centers for further expansion, remerchandising, capital improvements and renovation, all in an effort to increase property value. The Company also monitors each center's sales, occupancy and overall performance. Properties which may be underperforming are considered for re-tenanting, change of use or in some cases sale. In addition, the Company has an ongoing program of regular maintenance, periodic renovation and capital improvement of existing facilities in an effort to increase property values and tenants' sales.

         Development of New Properties. The Company believes that opportunities continue to exist to attract tenants to newly developed retail centers. The Company intends to selectively develop centers on new sites in high growth areas with easy access, good visibility and strong demographics, where a substantial percentage of lease commitments have been obtained from tenants. The Company looks for sites where it believes there is potential to expand. Accordingly, the Company generally acquires a minimum site area sufficient to develop the initial, and at least one additional phase of a project, plus sufficient contiguous property to be sold or otherwise developed for complementary uses.

         The Company is currently in the pre-development stage of several retail community centers in the North Carolina area. The centers are proposed to be anchored primarily by well-known grocery and drug chains. If appropriate tenant interest and necessary approvals are obtained, the Company intends to pursue development. No assurance can be given, however, that the projects will be developed.

              Strategic Alliances. The Company has entered into several strategic alliances with well-known and experienced developers, primarily in the Raleigh, North Carolina area. The philosophy is to align itself with big developers whose reputation and/or knowledge in certain markets enhances the ability to complete development projects. These alliances may also lead to new tenant relationships and/or larger portfolio acquisitions.

              Atlantic Real Estate Corporation (ARC). As a result of the Company's relationship with Roy Rodwell, on September 22, 1997, the Company and ARC formed a limited liability company known as Atlantic Realty, LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. Of the nearly one million square feet of planned development the LLC has completed development of a 38,600 square foot center in Pembroke, North Carolina anchored by Food Lion. A second project known as Park Place is under development and if tenant interest continues the project is expected to be complete in Spring, 1998. Two other projects are in development.

              Wakefield. Much like the Company's alliance with ARC, this strategic alliance known as Wakefield Commercial LLC, was formed primarily to develop two community shopping centers. The two retail centers, one 200,000 square feet and the other 300,000 square feet will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management and marketing functions for the two centers. This is the fourth project to be jointly developed and managed by Atlantic Realty LLC. The Company will hold a 50% interest in the venture.

              Wakefield Commercial, LLC purchased the 500-acre parcel of land in February, 1998. The shopping centers will be directly adjacent to Wakefield's residential community, a 2,200-acre upscale, mixed-use development of 3,400 homes priced from $225,000 to $1 million; 75% of the community has been pre-sold to nationally recognized builders. The exclusive community is expected to include a Wake County public school campus, public library, city park and an 18-hole TPC golf course.

              Mount Pleasant. The Company has entered into a strategic joint venture, known as Mount Pleasant, LLC, with AJS Group, to develop a 425,000 square foot retail/entertainment shopping center in Mt. Pleasant, South Carolina. Construction on the center, to be named Mt. Pleasant Towne Centre, is slated to begin in May, 1998, with completion targeted for May, 1999. Belk Department Stores will anchor the center with a new fashion department store concept.

              Mt. Pleasant Towne Centre will be a unique retail and entertainment shopping center featuring upscale, nationally recognized fashion and specialty tenants, restaurants and a movie theater in a quaint village setting. The center's "Main Street" buildings and pedestrian mall area have been designed to replicate and complement the distinctive architectural styles found throughout the Carolinas' Low Country region.

              The Company is a 50% owner and provides all leasing, management and development pertaining to this joint venture.


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


              Previous sources of financing alternatives for the Company have included the issuance by the Company in 1996 of $20 million of equity in the form of convertible preferred stock. In early 1997, a $150 million credit facility with Nomura Asset Capital Corporation was completed and secured by 21 of the Company's properties, plus an assignment of the excess cash flow from 18 additional properties. This facility was used during 1997 to fund the repayment of approximately $84.5 million in debt, $30.4 million for the North Hills portfolio, and $11.1 million invested in income-producing properties. Additionally, the Company loaned $8.5 million to Davie Plaza Associates, a related entity of Konover & Associates South.

              On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing its $150 million revolving credit facility. The loan is at an effective rate of 7.73%, is amortized on a 338-month basis. The proceeds were used to pay down certain outstandings on the $150 million Nomura credit facility.

              The Company also entered into a line of credit for $2.5 million with First Union National Bank. The line is tied to the Company's operating accounts and is utilized to maximize the Company's cashflow on a daily basis.

              The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. The Company's philosophy is that any joint venture borrowings would be based upon terms and conditions as its own.

              Any additional debt financing, including additional lines of credit, may be secured by mortgages on the Properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on, or the amount of indebtedness that may be secured by, any particular property, however; current mortgage financing instruments do limit additional indebtedness on such properties.


              Marketing. Management believes that the major goal of marketing is to maximize sales and increase the net asset value of the Properties. The Company has analyzed the Properties based on net operating income (NOI) and created a marketing strategy to prioritize the marketing and leasing needs of each center to better utilize marketing dollars. The marketing efforts are primarily focused on the larger centers located in markets with regional customer draw. Each of the Properties has a marketing manager responsible for developing and implementing marketing strategies.


              Marketing plans for each center are prepared by the marketing manager for use by the merchants, as well as for internal use by the Company's leasing department. Each marketing plan details goals, strategies and tactics to create awareness, generate traffic and maximize sales at the Properties. Marketing efforts also include utilizing an advertising agency specializing in shopping center marketing, television, radio and print advertising, billboards, special events, promotions and a public relations program.


              On a corporate level, information packages and the Company's internet web site are continually updated in an effort to communicate more effectively with the investment community. The web site includes a guest book to monitor investment community interest.


              Operating Practices. The Company is a vertically integrated, providing acquisition, development, construction, leasing, marketing and asset management services. The Company believes it can increase value to its shareholders by conducting the vast majority of these services in-house. Each area has been set up along functional lines, with the Company's property management and marketing areas being staffed by individuals with industry accreditations such as CSM (Certified Shopping Center Manager) and CMD (Certified Marketing Director).


              The Company's leasing department has also been staffed to address the Company's philosophy regarding the changing retail environment and the Company's diversification strategy. The staff has individuals experienced in all areas of retail leasing, such as outlets, power centers, community centers, regional malls and specialty centers. This breadth of experience has brought to the Company a broader range of tenant relationships to position the Company for growth.


              The Company believes that increased focus on financial controls and information systems (IS) will be critical over the next several years to enhance the analysis and communication of financial data. In order to accomplish this, the Company has staffed its finance area with professionals with specialized knowledge in real estate finance and acquisition analysis. The IS department is continually focused on processes which will enhance the Company's systems to allow all personnel easy access to all financial and lease data in a concise format.

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


              Investment Policies. The Company may expand existing properties, develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. The Company also may participate with other entities in property ownership through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company. While the Company intends to emphasize equity real estate investments, it may, in its discretion, invest in mortgages and other real estate interests. The Company does not intend to invest in mortgages or deeds of trust unless such investment is intended to be part of a future acquisition by the Company. Subject to the percentage of ownership limitations and gross income tests which must be satisfied to qualify as a REIT, the Company also may invest in securities of concerns engaged in real estate activities or in securities of other issuers. The Company does not intend to invest in the securities of any other issuer for the purpose of exercising control; however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with the Company's investment policies. In any event, the Company does not intend that its investments in securities would require the Company to register as an investment company under the Investment Company Act of 1940, and the Company would divest securities before any such registration would be required.


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

Major Tenant


              VF Corporation, which is one of the world's largest apparel manufacturers, has the largest number of stores and square footage in the Company's property portfolio with 34 stores (25 of which anchor the Company's centers) and approximately 1,226,000 square feet representing 25% of the Company's total square footage. VF Corporation, through its operating subsidiaries and divisions, designs, manufactures and markets clothing apparel. Rental revenues from VF Factory Outlet, Inc. ("VFFO"), a subsidiary of VF Corporation, represented approximately 11% of the Company's 1997 rental revenues. The Company could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, VFFO or in the event that VFFO does not renew its leases as they expire. Since VFFO is the anchor tenant in 25 of the Company's 41 centers, the failure of VFFO to renew its leases or otherwise to continue to operate in one or more of the centers could have a material adverse impact on the performance of other tenants in the affected center (and may permit some tenants to terminate their leases) and on the Company. No other tenant accounted for more than 6.0% of the Company's base rental revenues or aggregate leased GLA during 1997.

              VFFO has 21 leases with the Company for initial terms of 10 years which were executed in June 1993. These leases with VFFO provide that if the expansions of certain of the Company's outlet centers are completed as scheduled, the initial terms of these leases will expire ten years from the date such expansions are completed. To date, seven of those leases had been amended to extend their maturity dates between July 2004 and March 2006. Pursuant to these leases, VFFO is obligated to pay certain increases in common area maintenance expenses and its pro rata share of insurance expenses and real estate taxes, and certain operating expenses. Additionally, certain stores (six in total) may cease operations during the term of their leases if VFFO does not meet a break-even point in these locations for three consecutive years. No more than two of these VFFO stores may close in any year and the tenant is still obligated for the payment of all rental obligations for the remaining term. As of December 31, 1997 all six locations had income in excess of the break-even point. See "Item 2 - Properties - Planned Expansions" for a discussion of the Company's satisfaction of obligations to expand VFFO Properties.


Competition


              In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other real estate investment trusts and other domestic real estate companies. On properties presently owned by the Company or in which it has investments, the Company and its tenants and borrowers compete with other owners of like properties for tenants and/or customers depending on the nature of the investment. Management believes that the Company is well positioned to compete effectively for new investments and tenants.


Environmental Matters


              Phase I environmental site assessments and when applicable, Phase II assessments (which generally did not include environmental sampling, monitoring or laboratory analysis) have been completed by the Company with respect to all of its properties either as required by a lender or upon acquisition/development. No studies are dated prior to 1995.

              The Company's policy going forward is to obtain new environmental site assessments on all acquisition or development properties prior to purchase.

              None of these environmental assessments or subsequent updates revealed any environmental liability that management believes would have a material adverse effect on the Company. No assurances can be given that (i) the environmental assessments detected all environmental hazards, (ii) future laws, ordinances or regulations will not impose any material environmental liability, or (iii) current environmental conditions of the Properties will not be affected by tenants, by properties in the vicinity of the Properties, or by third persons unrelated to the Company.

              The Vacaville, California property and one of the community shopping centers have conditions which may pose a risk of environmental liability at these properties. The Company believes that releases of petroleum products from underground storage tanks located at adjacent properties may have affected these properties. In each instance where remediation has been determined to be necessary, the Company believes that the third parties responsible for any contamination have accepted responsibility therefor and intend to remediate the effects of any such contamination. The Company also believes that these responsible parties have sufficient resources to conduct such remediation. There can be no assurance, however, that the responsible parties will adequately complete remediation of any contamination. However, due to the potential environmental issues associated with the property and the properties adjacent to the Company's property, the Company has accrued $500,000 for the potential remediation cost of the property. If the responsible parties do not complete such remediation, the Company may be required to do so, and the expenses associated with such remediation may be material. In addition, the investigation or remediation of such contamination (by the responsible parties or by the Company) may impose limitations upon the Company's ability to use the properties. Additionally, the lender on the Vacaville property required that $150,000 be deposited into an escrow account, together with $4,200 in monthly deposits, to be used, if necessary, to perform certain possible remediation work.


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

Employees


              As of March 31, 1998, the Company employed 207 persons, 90 of whom are located primarily at the Company's headquarters in Cary, North Carolina. The remaining 117 employees are property management, marketing and maintenance personnel located at the Properties. The Company believes that its relations with its employees are good.


Item 2 - Properties


        As of December 31, 1997, the properties (the "Properties") owned by the Company consist of: (1) 28 community shopping centers in 15 states aggregating approximately 3,090,000 square feet; (2) 10 outlet centers in 9 states aggregating approximately 2,120,000 square feet; (3) two outlet centers aggregating approximately 150,000 square feet and one former factory outlet center which has been converted to commercial office use with approximately 150,000 square feet that are held for sale; and (4) approximately 182.3 acres of outparcel land located near or adjacent to certain of the Company's centers and are being marketed for lease or sale.

              The following table sets forth the location of, and certain information relating to, the Properties as of December 31, 1997:

                                 Total            Total       Percentage       Percentage
            State                Number            GLA         of Total      Of Total Rental    Percentage of GLA
                                Of Centers       (Sq. Ft.)         GLA          Revenue (1)         in Leased
------------------------------- -------------- ------------- ------------- -------------------- -------------------
Operating Properties:
Community Centers
Arizona                               2             294,788          5.4%                 4.4%               90.0%
Florida                               1              83,962          1.5%                 1.0%              100.0%
Georgia                               1             140,025          2.5%                 1.5%               71.9%
Illinois                              1              91,063          1.7%                 0.7%               73.2%
Iowa                                  1             112,405          2.0%                 1.3%               92.3%
Kentucky                              3             304,402          5.5%                 4.3%               98.7%
Louisiana                             2             220,281          4.0%                 3.5%               97.7%
Mississippi                           1             124,412          2.3%                 0.8%               93.7%
Missouri                              1              83,464          1.5%                 1.0%              100.0%
Nebraska                              1              89,646          1.6%                 1.2%               93.3%
Nevada                                1             229,958          4.2%                 4.0%               69.6%
North Carolina                        5             605,485         11.0%                10.7%               98.1%
Tennessee                             2             193,137          3.5%                 2.0%               95.1%
Texas                                 6             515,412          9.4%                 6.8%               89.7%
                                -------------- ------------- ------------- -------------------- -------------------
Subtotal (Community
   Centers                           28           3,088,440         56.1%                43.2%               96.3%

Outlet Centers
Alabama                               1             111,909          2.0%                 1.5%               97.7%
California                            1             447,725          8.1%                16.6%               96.6%
Maine                                 1              24,620          0.5%                 1.0%              100.0%
Missouri                              1             287,522          5.2%                 5.1%               81.2%
New York                              1              43,650          0.8%                 1.2%              100.0%
North Carolina                        1             355,756          6.5%                 8.0%               99.7%
Tennessee                             2             437,064          7.9%                11.0%               96.1%
Utah                                  1             185,281          3.4%                 3.5%              100.0%
Washington                            1             223,383          4.1%                 6.7%              100.0%
                                -------------- ------------- ------------- -------------------- -------------------
Subtotal (Outlet Centers)            10           2,116,910         38.5%                54.6%               96.3%
                                -------------- ------------- ------------- -------------------- -------------------
Subtotal (Operating
    Properties)                      38           5,205,350         94.6%                97.8%               93.4%
                                -------------- ------------- ------------- -------------------- -------------------


Properties Held for Sale:

Arizona                               1             141,828          2.6%                 1.4%               64.8%
California                            1             131,400          2.4%                 0.6%               34.1%
New Hampshire                         1              24,740          0.4%                 0.2%               54.2%
                                -------------- ------------- ------------- -------------------- -------------------
Subtotal                              3             297,968          5.4%                 2.2%               50.4%
                                -------------- ------------- ------------- -------------------- -------------------
Total (All Properties)               41           5,503,318        100.0%               100.0%               91.1%
                                ============== ============= ============= ==================== ===================

 (1) Total rental revenue consists of base and percentage rent plus recoveries from tenants for the year ended December 31, 1997.

        The following table sets forth certain information as of December 31, 1997 relating to the Company's 41 centers. All of the Properties are owned fee simple by the Company, except for the outlet center located in Boaz, Alabama, which the Company holds pursuant to a lease which has renewal options through 2027. The Company has the right to purchase the land and building during any term for a total of $25,000 plus the present value of any future rental payments due during the remaining term. The Company's monthly rental payments during the current term are $350 through and including January 31, 1998; $500 from February 1, 1998 through and including January 31, 1999; $750 from February 1, 1999 through and including January 31, 2002; and $1,000.00 throughout the remainder of the term and any renewal terms. The current term expires January 31, 2007. Additionally, the Company holds a ground lease at its Iowa, Louisiana center which has renewal options through 2087.




                                                       Date
                                                     Developed/
                                                     (Expanded               Gross     Percentage      Average      Percentage
                                                       or          Land     Leasable    of Total       Rental       of GLA in
                                                     Renovated)    Area       Area       Rental      Revenue Per    Operation
Property                        Location                (1)      (Acres)   (Sq. Ft.)   Revenue (2)   Sq. Ft. (3)      Leased
-------------------- ------------------------------- ----------- --------- ----------- ------------ -------------- -------------
Operating Properties:
Community Centers:
Mesa, AZ             Situated along U.S. Highways       1987
                     60 and 89                         (1995)        26.9     167,213         3.0%          12.99         88.1%
Tucson, AZ           Situated along Interstate 10       1984         12.5     127,575         1.4%           8.07         92.6%
Graceville, FL       Situated along U.S. Highway 77     1985         25.0      83,962         1.0%           8.51        100.0%
Lake Park, GA        Situated along Interstate 75       1989
                                                       (1992)        12.5     140,025         1.5%          12.20         71.9%
West Frankfort, IL   Situated along Interstate 57       1990         20.0      91,063         0.7%           9.64         73.2%
Story City, IA       Situated along Interstate 35       1990
                                                       (1996)        20.0     112,405         1.3%           8.68         92.3%
Carrollton, KY       Situated along Highway 22          1989         21.2      63,896         0.7%          12.54        100.0%
Georgetown, KY       Situated along Interstate 75       1991         16.7     176,615         3.0%          12.75         97.7%
Hanson, KY           Situated along U.S. Highway 41     1989         21.3      63,891         0.6%           7.27        100.0%
Arcadia, LA          Situated along Interstate I-20     1989
                                                       (1994)        28.7      89,528         1.3%          12.48        100.0%
Iowa, LA             Situated along Interstate 10       1989
                                                       (1994)       Lease     130,753         2.2%          12.85         96.2%
Tupelo, MS           Situated along Interstate 44       1987
                                                       (1996)        16.8     124,412         0.8%           3.24         93.7%
Lebanon, MO          Near Interstate 44 and State
                     Highways 5, 32 and 64              1985         23.7      83,464         1.0%           9.18        100.0%
Nebraska City, NE    Intersection of U.S. Highway       1990
                     75 and State Highway 2            (1996)        21.4      89,646         1.1%          11.58         93.3%
Las Vegas, NV        Situated along Las Vegas Blvd.
                                                        1992         25.7     229,958         3.9%          13.59         69.6%
Raleigh, NC          Wake Forest Rd.                    1966          6.0      54,375         1.1%          13.51        100.0%
Eastgate
Wilson, NC           U.S. Highway 264                   1992         18.5      91,266         1.2%            N/A        100.0%
Gateway Plaza
Cary, NC             U.S. Highway 64                    1986         21.1     142,378         3.1%          12.34         97.2%
MacGregor Village


                                                       Date
                                                     Developed/
                                                     (Expanded               Gross     Percentage      Average      Percentage
                                                        or         Land     Leasable    of Total       Rental       of GLA in
                                                     Renovated)    Area       Area       Rental      Revenue Per    Operation
Property                        Location                (1)      (Acres)   (Sq. Ft.)   Revenue (2)   Sq. Ft. (3)      Leased
-------------------- ------------------------------- ----------- --------- ----------- ------------ -------------- -------------
Raleigh, NC          Falls of the Neuse Rd.             1980         19.5     165,309         3.4%          12.78         97.7%
North Ridge
Raleigh, NC-Tower    U.S. Highway 64                    1976         19.3     152,157         2.0%           7.44         97.4%
Tri-Cities, TN       Situated along Interstate 81
                     and State Highway 125              1990         23.3     132,908         1.4%           8.81         92.9%
Union City, TN       Situated along  U.S. Highway
                     51                                 1988         23.3      60,229         0.6%           9.29        100.0%
Corsicana, TX        Intersection of Interstate
                     45/287 and State Highway 32        1989         20.0      63,605         0.6%           8.27        100.0%
Hempstead, TX        Situated along U.S. Highway
                     290                                1989         14.8      63,605         0.6%          13.89         94.0%
La Marque, TX        Situated along Interstate 45       1990         19.2     176,071         3.2%          15.35         73.5%
Livingston, TX       Situated along U.S. Highway 59
                                                        1989         15.0      63,605         0.7%          10.70        100.0%
Mineral Wells, TX    Situated along U.S. Highway
                     180                                1989         15.5      63,609         0.7%           8.42        100.0%
Sulphur Springs, TX  Situated along Interstate 30       1986         13.3      84,917         1.1%           8.97        100.0%
                                                                 --------- ----------- ------------ -------------- -------------
                     Subtotal (Community Centers)                   521.2   3,088,440        43.2%          11.25         91.4%
Outlet Centers:
Boaz, AL             Situated along U.S. Highway 61     1982
                                                       (1994)       Lease     111,909         1.5%         $12.23         97.7%
Vacaville, CA        Situated along Interstate 84       1988         52.6     447,725        16.6%          22.12         96.6%
Kittery, ME          Situated along U.S. Highway 1      1987          5.3      24,620         1.0%          22.32        100.0%
Branson, MO          Situated along U.S. Highway        1995         24.4     287,522         5.1%          12.73         81.2%
                     248
Lake George, NY      Intersection of Rt. 9 and 49       1988          4.6      43,650         1.2%          15.10        100.0%
Smithfield, NC       At the junction of                 1988
                     Interstate 95 and U.S.            (1995)
                     Highway 70 and 70-A               (1996)        51.6     355,756         8.0%          15.68         99.7%

Crossville, TN       Intersection of Interstate 40      1988
                     and Genesis Road                  (1994)
                                                       (1997)        16.5     151,256         2.4%          13.56        100.0%

Nashville, TN        Across from Opryland               1993
                                                       (1995)        33.1     285,808         8.6%          16.78         98.3%
Draper, UT           Situated along                     1986
                     Interstate 15                     (1995)        28.9     185,281         3.5%          12.40        100.0%

North Bend, WA       Situated along                     1990
                     Interstate 90                     (1994)        16.0     223,383         6.7%          18.86        100.0%
                                                                 --------- ----------- ------------ -------------- -------------
                     Subtotal (Outlet Centers):                     233.0   2,116,910        54.6%          17.02         96.3%
                                                                 --------- ----------- ------------ -------------- -------------

                     Subtotal (Operating Properties):               754.2   5,205,350        97.8%          14.28         93.4%
                                                                 ========= =========== ============ ============== =============

Properties Held for
    Sale:
Casa Grande, AZ      Situated along Interstate 10       1991         14.9     141,828         1.4%           8.72         64.8%
Lathrop, CA          Situated along Interstate 5        1993         14.3     131,400         0.6%          10.46         34.1%(4)
Conway, NH           Intersection of Rt. 16 & 153       1985          2.1      24,740         0.2%           6.20         54.2%
                                                                 --------- ----------- ------------ -------------- -------------
                     Subtotal (Properties Held for Sale)             31.3     297,968         2.2%           8.92         50.4%
                                                                 --------- ----------- ------------ -------------- -------------
                     Total  (All Properties)                        785.5   5,503,318       100.0%         $14.08         91.1%
                                                                 ========= ========== ============= ============= ==============


1) Reflects the year in which the outlet center was developed or re-developed.
2) Total Rental Revenue consists of base and percentage rent plus recoveries from tenants for the year ended December 31, 1997.
3) Average Rental Revenue per square foot is defined as Total Rental Revenue divided by GLA in operation, exclusive of anchors, at December 31, 1997. The average rental revenue paid by the Company's anchor tenants (Books-A-Million, Carolina Pottery, Food Lion, K-Mart, VF Corporation,
   West Point Stevens and Winn Dixie), including base and percentage rents plus recoveries, was $6.93, $4.55, $6.81, $5.65, $5.63, $5.28 and $6.65
   per square foot, respectively, in 1997.
4) The Company has converted this property to general office use and is currently under contract for sale.

Properties Held for Sale

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in the fourth quarters of 1996 and 1995, the Company recorded a non-cash $5.0 million and $8.5 million adjustment to the carrying value of the properties held for sale. The Company continues to operate the properties and is actively marketing these properties. As of December 31, 1997, two of the properties held for sale are under contract.

        After recording the $5.0 million and $8.5 million valuation adjustment in 1996 and 1995, respectively, the net carrying value of assets currently being marketed for sale at December 31, 1997 and 1996 are $12.5 million and $11.4 million, respectively. There is $12.2 million of debt associated with these properties held for sale at December 31, 1997. In March, 1998, the Company repaid debt associated with one property held for sale in the amount of $5.7 million.

The following summary financial information pertains to the properties held for sale for the year ended December 31 (in millions):

                              1997       1996            1995
                              ----       ----            ----
Revenues                    $   1.1   $    2.1       $   3.0
Net loss after operating
and interest expenses       $  (1.1)  $   (1.0)      $  (0.5)
                            ========= ============ =============

Planned Expansions


        For the year ended December 31, 1997 the Company had delivered approximately 32,470 square feet of expansion space to tenants in Crossville, Tennessee. The following table sets forth certain information relating to the Company's proposed 1998 expansion activities:



                        Current                       Post-Expansion     Percentage of                       Estimated
                       Center GLA    Expansion GLA           GLA         Expansion GLA       Planned          Cost of
     Location          (Sq. Ft.)       (Sq. Ft.)         (Sq. Ft.)        Committed*     Completion Date     Expansion
-------------------- --------------- -------------- ------------------ ---------------- ---------------- -------------
Wilson, NC                91,266            45,464       136,730            100%          April 1998       $2,450,000
Smithfield, NC          355,756             54,000       409,756            100%          Summer 1999      $8,000,000

        * The percentage of expansion GLA committed reflects the percentage of the proposed GLA for which leases or lease commitments have been obtained from tenants as of December 31, 1997.


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


        In addition, the agreement pursuant to which the Company acquired the VF Properties required, subject to certain conditions, that the Company complete, during the three years following the acquisition, the expansion of ten properties by an aggregate of at least 320,000 square feet of gross building area (approximately 288,000 square feet of GLA). The agreement provided for periodic payments to VF Corporation, aggregating up to approximately $21.7 million if the expansions are not completed on a timely basis. This amount was reduced as the expansions of the VF Properties were completed. Three expansions totaling approximately 97,000 square feet were completed in 1994, two additional expansions approximating 100,000 square feet were completed in 1995 and three additional expansions totaling approximately 106,000 square feet in Story City, Iowa, Nebraska City, Nebraska and Tupelo, Mississippi were completed in 1996. In December 1996 the Company and VFFO entered into an amendment which set forth a framework to resolve the outstanding issues related to the expansion requirements. The amendment deleted the requirement that the Company expand the Hempstead, Texas, Livingston, Texas and Lebanon, Missouri centers and substituted therefor: (i) the now-completed expansion of the Tupelo, Mississippi center; (ii) the existing arrangement whereby the Company's center and an adjacent center in Sulphur Springs, Texas are operated as a single property; and
(iii) the completed requirement that the Company enter into contracts to provide for the benefit of VFFO, for at least three years, three billboards each near the Draper, Utah; Crossville, Tennessee and Tupelo, Mississippi centers. In addition, the Company paid to VFFO the $2,016,000 final installment due under the agreement referenced above. As of February 28, 1997, the Company had satisfied all remaining obligations under the agreement.


Additional Information about Certain Centers


        As of December 31, 1997, the Company's outlet center at Vacaville, California, had a book value of 9% of the total assets of the Company and generated gross revenue in 1997 that accounted for approximately 18% of the Company's 1997 aggregate gross revenue. No other center accounts for greater than 10% of the Company's 1997 aggregate gross revenue. The following sets forth information relating to this center:

        The Vacaville, California outlet center is located on 53 acres at the intersection of Interstate 80 and Nut Tree Road, approximately 60 miles east of San Francisco and 30 miles west of Sacramento, the state capital. Phase I of the center, which opened in 1988, contains approximately 206,000 square feet of GLA. Phase II, which opened in 1992, contains approximately 120,000 square feet of GLA. Phase III, which also opened in 1992, contains approximately 122,000 square feet of GLA. As of December 31, 1997, 1996 and 1995, Vacaville was 97%, 89% and 88%, respectively, leased to approximately 100 tenants with an average effective annual rental revenue per square foot of $22.12, $22.58 and $25.97, respectively. Major tenants at the center include, The GAP, Nike, VF Factory Outlet, Levi's, Reebok, Mikasa, 9 West, and Carter Childrenswear outlet.

        The following table shows the lease expirations for tenants in occupancy as of December 31, 1997 for the Vacaville outlet center (assuming that none of the tenants exercise renewal options).


                                                            Pro Forma                      Average
                                                           Annualized          % of      Annual Base
                       Leases to       Leased GLA          Base Rental      Total            Rent
              Year     Expire(2)      (sq. ft.)(1)           Revenue         Revenue     Per Sq. Ft.
            --------- ------------- ------------------ -------------------- ----------- ---------------
              1998         30                 114,669            1,870,603       26.8%          $16.31
              1999         20                  67,513              908,756       13.0%           13.46
              2000         19                  60,146            1,106,659       15.9%           18.40
              2001         27                  86,103            1,383,223       19.8%           16.06
              2002          6                  29,645              531,603        7.6%           17.93
              2003          7                  63,079              933,178       13.4%           14.79
              2004          2                   8,400              140,800        2.0%           16.76
              2005          0                       0                    0        0.0%            0.00
              2006          1                   6,000              108,000        1.5%           18.00
              2007+         0                       0                    0        0.0%            0.00
                      ============= ================== ==================== =========== ===============
             Total        112                 432,555           $6,982,822      100.0%          $16.14
                      ============= ================== ==================== =========== ===============


(1)  Total leased GLA is not equal to leasable GLA due to vacancies.

(2) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1997.

Undeveloped Parcels


        The Company owns approximately 182 acres of undeveloped parcels located near certain of the Company's shopping centers. The Company has a marketing program to lease, develop or sell the parcels it owns through third party brokers. During 1997, 27.6 acres were sold at $1.3 million which equaled the cost of the acreage. Because property held for sale by a REIT is subject to significant restrictions imposed by the Code, the Company has formed a non-qualified REIT subsidiary under Section 356 of the Code. By using a non-qualified REIT subsidiary, the Company anticipates it will be not be subject to the 100% tax imposed on the gain derived from the sale of certain outparcels of land owned by the Company.


Tenants


        General. Management believes the Properties offer tenants a diverse tenant mix which includes many well-known manufacturers/retailers. The majority of the Company's current tenants are large, publicly-traded companies. The Company's current core tenant mix at its Properties features such well-known brands as Nike, The Gap, Liz Claiborne, Lee, Wrangler, Jantzen, Jansport, Bass, Reading China and More, Vanity Fair, Health-tex, Easy Spirit, 9 West, Enzo, Casual Corner, L'eggs, Hanes, Bali, Champion, Levi's, Revlon, Mikasa, Sunbeam/Oster.

        Tenant Leases. The majority of the leases with the Company's tenants have terms of between five and ten years which expire between 1998 and 2017. While many of these leases are triple-net leases which require tenants to pay their pro rata share of utilities, real estate taxes, insurance and operating expenses, as of December 31, 1997, 21% of the aggregate GLA of its shopping centers was leased to tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. VFFO is the Company's largest tenant. See "Item 1 -- Business -- Major Tenant" for a discussion of the Company's leases with VFFO.


Lease Expiration


        The following table shows tenant lease expirations for tenants in occupancy as of December 31, 1997 for the next ten years at the Properties (assuming that none of the tenants exercises any renewal option):




                                                        Pro Forma                             Average
                                   Leased               Annualized                           Annual Base
                 Leases to           GLA               Base Rental             % of           Rent Per
     Year       Expire (1)        (sq. ft.)(2)           Revenue              Total           Sq. Ft.
--------------- ------------ -------------------- ----------------------- --------------- -----------------
     1998           244            919,280                $8,910,000            21.9%           $ 9.69
     1999           144            490,375                 5,489,879            13.4%            11.20
     2000           186            698,148                 7,852,768            19.3%            11.25
     2001           106            437,826                 4,842,505            11.9%            11.06
     2002           65             280,460                 2,738,874             6.7%             9.77
     2003           71           1,334,110                 5,936,296            14.5%             4.45
     2004           11             196,256                 1,005,992             2.5%             5.13
     2005           11             210,451                 1,350,395             3.3%             6.42
     2006           13             200,684                 1,416,834             3.5%             7.06
    2007+            7             243,722                 1,223,713             3.0%             5.02
                ------------ -------------------- ----------------------- --------------- -----------------
    Total           858          5,011,312               $40,767,256           100.0%           $ 8.14
                ============ ==================== ======================= =============== =================



(1) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1997.

(2)  Total leased GLA is not equal to leasable GLA due to vacancies.

Tenant Concentrations


        The following table provides certain information regarding the ten largest tenants (based upon total GLA leased) and other tenants for the year ended December 31, 1997.


                                                           Percentage
                                                           of Total         Number        Actual
                                           Total GLA           GLA           of        Base Rental        % of
                Tenant                     Leased(1)         Leased        Stores        Revenue          Total
--------------------------------------- ----------------- -------------- ----------- ---------------- --------------
VF Factory Outlet, Inc.                   1,225,655           24.5%          34         $5,809,614         15.1%
Carolina Pottery Retail Group, Inc.         278,458            5.6%           4          1,116,335          2.9%
Phillips-Van Heusen Corporation             253,182            5.1%          59          2,682,570          7.0%
The Dress Barn, Inc.                        139,604            2.8%          27          1,879,631          4.9%
Nine West Group, Inc.                       135,555            2.7%          30          1,353,207          3.5%
Bugle Boy Industries, Inc.                  129,120            2.6%          23            985,966          2.6%
US Factory Outlet                           100,957            2.0%           3            102,912          0.3%
The Paper Factory of Wisconsin, Inc.         94,088            1.9%          24          1,446,686          3.8%
Designs, Inc./Levi Strauss & Co.             85,111            1.7%           9          1,220,521          3.2%
WestPoint Stevens Stores, Inc.               82,840            1.7%           4            348,537          0.9%
                                        ----------------- -------------- ----------- ---------------- --------------
                                          2,524,570           50.4%         217         16,945,978           44%
Others                                    2,486,742           49.6%         641         21,589,050           56%
                                        ----------------- -------------- ----------- ---------------- --------------
Total                                     5,011,312           100.0%        858        $38,535,028        100.0%
                                        ================= ============== =========== ================ ==============


(1)     Total leased GLA is not equal to leasable GLA due to vacancies.




Mortgage Debt


        The following table sets forth, as of December 31, 1997, certain information regarding the mortgages encumbering certain of the Properties (in thousands).


                                                                   1997     Estimated
                                                                  Annual     Balloon
 Principal          Interest                                       Debt    Payment at
   Amount             Rate                      Type             Service    Maturity    Maturity         Secured By
------------- ---------------------- --------------------------- --------- ------------ ---------- -----------------------


  $54,583          7.51%            Collateralized Mortgage Notes    $ 1,324    $ 46,716      2002   Arcadia, LA; Carrollton, KY;
                                                                                                     Casa Grande, AZ; Conway, NH;
                                                                                                     Crossville, TN; Draper, UT;
                                                                                                     Hanson, KY; Iowa, LA; Kittery,
                                                                                                     ME; La Marque, TX; Lake
                                                                                                     George, NY; Las Vegas, NV;
                                                                                                     Mesa, AZ; North Bend, WA;
                                                                                                     Tucson, AZ; Union City, TN;
                                                                                                     Vacaville, CA; and West
                                                                                                     Frankfort, IL (collectively
                                                                                                     "FSA Finance Properties"
   20,000          7.87            Collateralized Mortgage Notes          --      20,000       2002  FSA Finance Properties

   17,000          8.39            Collateralized Mortgage Notes          --      17,000       2002  FSA Finance Properties
---------- --------------------    ------------------------------   --------- ------------ ---------- -----------------------
   91,583  Total Fixed Rate Debt                                       1,324      83,716
---------- ---------------------   ------------------------------   --------- ------------ ---------- -----------------------
           Prime + 1/2 %           Line of Credit                     -              736             Eastgate
      736
    5,711  Prime + 2.25% (1)       Mortgage                               77       5,719       1998  Lathrop, CA


    134,545   LIBOR + 2.25% (2)      Revolving Credit Facility                 134,545       1999  Georgetown, KY; Lake Park, GA;
                                                                                                   Nashville, TN; Smithfield, NC;
                                                                                                   Tri-Cities, TN; Story City,
                                                                                                   IA; Sulphur Springs, TX ;
                                                                                                   Nebraska City, NE; Boaz, AL;
                                                                                                   Graceville, FL; Tupelo, MS;
                                                                                                   Lebanon, MO; Corsicana, TX;
                                                                                                   Hempstead, TX; Livingston, TX;
                                                                                                   and Mineral Wells, TX;
                                                                                                   MacGregor, North Ridge,
                                                                                                   Gateway, Tower
------------- ---------------------- --------------------------- --------- ------------ ---------- -----------------------
     140,992  Total Variable Rate Debt                               77      140,264
============= ================================================== ========= ============ ========== =======================
    $232,575  Total Mortgage Debt                                $1,401     $223,980
============= ================================================== ========= ============ ========== =======================

(1)     The Company has repaid this mortgage debt as of March 25, 1998.
(2) This facility was reduced by $73.4 million on March 11, 1998 from a $75 million securitization with Nomura Asset Capital. Eleven of the properties which secure this revolving facility now secure the $75 million securitization.

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


        The Company's aggregate real estate tax obligation for the Properties during the fiscal year ended December 31, 1997, was approximately $5.9 million, or $1.07 per square foot of GLA. The real estate obligation and rates per square foot of GLA for Vacaville, the Company's largest outlet center, was approximately $1.4 million or $3.13 per square foot of GLA.

Executive Offices

        The Company currently leases its 31,800 square foot executive offices in Cary, North Carolina.


Item 3 - Legal Proceedings


        In August 1995, the Company executed written agreements ("Agreements") to acquire both the outlet centers owned by The Public Employees Retirement System of Ohio ("OPERS") and the management and business operations of the Charter Oak Group Ltd., a subsidiary of Rothschild Realty, Inc., ("RRI"), subject to certain terms and conditions. In December 1995, the Company reported that RRI had terminated the Agreements and thus, the acquisitions did not take place.

        Subsequent to the termination of the Agreements, RRI for itself and on behalf of OPERS made a demand for payment with respect to a $5 million promissory note (the "Note") issued by the Company in connection with its proposed acquisition. The Note was payable only upon the occurrence of certain conditions and a dispute rose as to whether those conditions had been met.

        After an unsuccessful attempt at mediation of the dispute, RRI filed for arbitration of the matter in New York. The Company thereafter sought a preliminary injunction in North Carolina, seeking, among other things, a stay of the New York arbitration. The North Carolina court entered an order requiring the parties to arbitrate in North Carolina. Thereafter, the Company OPERS' and RRI reached a settlement of the dispute. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPERS/RRI relating to the terminated merger. The settlement was payable and was fully paid on December 31,1997. The Company previously recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million of the $2.9 million, plus an estimated for the Company's legal fees, has been accrued for as of December 1997 and is included in general and administrative expenses. All amounts due to OPERS/RRI have been paid and the deed of trust has been released. The Company considers the matter closed.

        In July 1996, a purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer, J. Dixon Fleming, Jr., and a former president of the Company, David A. Hodson. The complaint sought certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaint alleged that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of certain properties from affiliates of the individual defendants at inflated prices; and (6) alleged improper accounting practices.

        In October, 1996, a second purported class action lawsuit was filed in the United States District Court for the Eastern District of North Carolina against the Company and Messrs. Fleming and Hodson, containing factual allegations and legal claims similar to those asserted in the prior purported class action. The plaintiffs in both actions seek unspecified monetary damages. The cases were consolidated and the Company filed motions to dismiss both lawsuits.

        On November 5, 1997, the court granted the motions to dismiss and entered judgment for defendants related to the above. The time for plaintiffs to file appeals has expired without appeal.


        In addition, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business.

Item 4 - Submission of Matters to a Vote of Security Holders


        The Company held a Special Meeting of Stockholders on December 15, 1997 at its corporate office in Cary, North Carolina.

        The purpose of the meeting was to obtain the approval from stockholders of record as of October 31, 1997 pertaining to the following:

(bullet) Reincorporation of the Company from the State of Delaware to the State of Maryland

The reincorporation was approved as follows:

               For                             6,196,916             50.7%
               Against                         1,153,019              9.4%
               Abstentions                        96,371              0.8%
               --------------------------- -------------- -----------------
               Total Voted                     7,446,306             60.9%
               --------------------------- -------------- -----------------
               Total Shares Outstanding       12,224,229            100.0%
               =========================== ============== =================

        No other business was conducted at this Special Meeting

        The reincorporation required an affirmative vote of the stockholders owning a majority of the outstanding shares. The reincorporation took place on December 17, 1997. As a result of the reincorporation, the Company reorganized itself into an umbrella partnership structure (an "UPREIT") through the contribution of substantially all of its assets into a limited partnership known as FAC Properties, LP, which is controlled by the Maryland company.

        The Company felt those events were strategic for the Company for the following reasons:

      (bullet) The Company will realize a cost savings in annual franchise tax payments of approximately $150,000 by changing its state of incorporation from Delaware to Maryland.

      (bullet) By adopting an UPREIT structure, the Company will realize annual cost savings of approximately $188,000 beginning in 1998 related to state franchise tax payments on its assets located in certain states; and

      (bullet) An UPREIT structure may enable the Company to acquire properties under more favorable economic terms.

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters


        The Common Stock began trading on the NYSE on June 3, 1993, under the symbol "FAC." As of March 23, 1998, there were approximately 609 stockholders of record.

        The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends paid per share for 1997 and 1996:




                                        1997                                           1996
                         -------------------------------------------   ---------------------------------
                        High            Low          Dividends          High            Low         Dividends
First Quarter         $6 3/4          $ 5 3/4         $ 0.00          $ 13 5/8        $ 9 7/8        $  0.25
Second Quarter             7            5 1/4           0.00            10 1/8              9           0.25
Third Quarter         8 7/16           6 1/16           0.00             9 1/2          8 1/2           0.25
Fourth Quarter        8 7/16            6 3/4           0.00             8 7/8          6 5/8           0.00
                   --------------- --------------- --------------- --------------- -------------- ---------------

Distributions


              The Company intends to make a determination regarding its dividend distributions annually following review of the Company's year end financial results. The Company's policy is to declare dividends in amounts equal to 95% of the Company's taxable income which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $____ million of net operating loss carry forwards for 1998 which could result in no dividend payment requirement to maintain its REIT status. Under the Company's line of credit with Nomura, the Company may not make distributions if it is in monetary default under the line of credit. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

              The Company provides a Dividend Reinvestment Plan for stockholders of record. Information on the Plan can be obtained from the Company's transfer agent and registrar, First Union National Bank at (800) 829-8432.


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


              Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not included in the calculation of FFO. All prior period FFO results have been retroactively restated so that reported FFO in 1997 is comparable to prior periods.


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


              The earnings per share amounts prior to 1997, have been restated as required to comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Note 2 to the consolidated financial statements.

                                                     -------------------------------------------------------------------------------
                                                          1997            1996             1995            1994          1993 (a)
                                                     --------------- ---------------- --------------- --------------- --------------
         Operating Data:
            Rental revenues                          $  53,726        $  47,170         $47,129          $42,077         $12,135
            Property operating costs                    15,671           13,975          13,648           10,454           3,371
                                                     --------------- ---------------- --------------- --------------- --------------
                                                        38,055           33,195          33,481           31,623           8,764
            Depreciation and amortization               15,652           13,802          11,900            8,511           1,997
            General and administrative                   6,397            6,199          15,279            5,567           1,615
            Interest                                    16,436           14,175          10,903            4,435              13
            Adjustment to carrying value of assets           -           (5,000)         (8,500)               -               -
            Extraordinary (loss) on early
            extinguishment of  debt                       (986)            (103)           -                (884)              -
                                                     --------------- ---------------- --------------- --------------- --------------
            Net  income (loss)                       $  (1,416)      $   (6,084)       $(13,101)         $12,226          $5,139
             (Loss) income before extraordinary
             item                                    $  (1,416)      $   (6,349)       $(13,101)         $13,110          $5,139
             applicable to common shareholders
                                                     =============== ================ =============== =============== ==============
            Per common share data:
               Income (loss) before extraordinary    $   (0.04)      $    (0.54)         $(1.11)           $1.11          $ 0.86
               item
               Extraordinary item                        (0.08)           (0.01)              -            (0.07)             -
                                                     --------------- ---------------- --------------- --------------- --------------
               Net  income (loss)                    $   (0.12)      $    (0.55)         $(1.11)           $1.04          $ 0.86
                                                     =============== ================ =============== =============== ==============
            Weighted average common shares              11,824           11,817          11,814           11,811           5,989
             outstanding
                                                     =============== ================ =============== =============== ==============



                                                            1997          1996        1995         1994      1993 (a)
         ---------------------------------------------- -------------- ----------- ------------ ----------- -----------
         Other Data:
                                                        ============== =========== ============ =========== ===========
           EBITDA                                        $  33,695     $  28,278    $  24,357    $  26,056   $   7,149
                                                        ============== =========== ============ =========== ===========
           Funds from Operations (FFO):
           Net income (loss)                             $  (1,416)    $  (6,084)   $ (13,101)   $  12,226   $   5,139
           Adjustments:
                Straight line rent                            (619)          383         (626)        (922)       (355)
                Depreciation and amortization               15,254        13,513       11,722        8,428       1,953
                Interest on exchangeable notes                   -           553            -            -           -
                Compensation under restricted stock            537           392            -            -           -
                   award
                Gain on sale of real estate                      -           (37)        (345)           -           -
                Unusual items:
                   Non-recurring administrative costs          250           927        6,500            -           -
                   Merger termination costs                  1,250             -            -            -           -
                   Adjustment to carrying value of               -         5,000        8,500            -           -
                      assets
                   Extraordinary loss on early
                      extinguishment of debt                   986           103            -          884           -
                                                        -------------- ----------- ------------ ----------- -----------
           Funds from Operations                         $  16,242     $  14,750    $  12,650    $  20,616   $   6,737
                                                        ============== =========== ============ =========== ===========
        Weighted average shares outstanding diluted         14,158        13,399       11,814       11,811       5,989
         (b)
                                                        ============== =========== ============ =========== ===========
        Funds from Operations per share assuming         $    1.15     $    1.10    $    1.07    $    1.75   $    1.12
           dilution
                                                        ============== =========== ============ =========== ===========
         Funds Available for Distribution/Reinvestment:
           Funds from Operations                         $  16,242     $  14,750    $  12,650    $  20,616   $   6,737
                                                        ============== =========== ============ =========== ===========
           Adjustments:
              Non-recurring administrative costs              (250)         (927)      (6,500)           -           -
              Merger termination costs                      (1,250)            -            -            -           -
              Capitalized tenant allowances                 (1,418)         (316)      (1,380)      (1,340)       (156)
              Capitalized leasing costs                     (1,054)         (549)        (407)        (402)        (68)
              Recurring capital expenditures                  (845)         (312)        (796)      (1,314)       (233)
                                                      -------------- ----------- ------------ ----------- -----------
           Funds Available for                           $  11,425     $  12,646    $   3,567    $  17,560   $   6,280
              Distribution/Reinvestment
                                                        ============== =========== ============ =========== ===========
         Funds Available for Distribution/Reinvestment   $    0.81     $    0.94    $    0.30    $    1.49   $    1.05
           per share
                                                        ============== =========== ============ =========== ===========
         Dividends declared on annual earnings           $    0.00     $  10,142    $  24,101    $  22,681   $   9,469
                                                        ============== =========== ============ =========== ===========
         Dividends declared on annual earnings per       $    0.00     $    0.75    $    2.04    $    1.92   $    1.58
            share
                                                        ============== =========== ============ =========== ===========
         Balance Sheet Data:
                Income-producing properties (before      $ 395,325     $ 354,029    $ 357,034    $ 321,088   $ 236,383
                    accumulated depreciation and
                    amortization)
                Total assets                               403,626       358,612      355,095      326,270     245,457
                Debt on income properties                  232,575       173,695      170,067      101,193      33,968
                Total liabilities                          240,289       194,020      194,609      122,930      38,808
                                                        ============== =========== ============ =========== ===========
                Total stockholders' equity                 163,337       164,592      160,486      203,340     206,649

         Portfolio Property Data:

                Total GLA (at end of period)                 5,503         4,865        4,626        4,234       3,502
                Weighted average GLA                         5,341         4,674        4,336        3,768       2,474
                Number of properties (at end of                 41            36           36           35          32
                    period)
                Occupancy (at end of year):
                    Operating                                 93.4%         91.4%        92.3%        92.9%       93.5%
                    Development                                0.0%         69.1%        52.1%           -           -
                    Held for sale                             50.4%         42.9%        66.3%           -           -



(a) Represents actual results of operations for the Company from March 31, 1993 (inception) to December 31, 1993, and actual balance sheet data at December 31, 1993.


(b) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding for FFO and funds available for distribution/reinvestment per share based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

Denominator:
     Denominator- weighted average shares                    11,824      11,817      11,814       11,811       5,989
     Effect of dilutive securities:
         Preferred stock                                      2,222       1,582           -            -           -
         Employee stock options                                  69           -           -            -           -
         Restricted stock                                        43           -           -            -           -
                                                        ----------- ----------- ----------- ------------ -----------
     Dilutive potential common shares                         2,334       1,582           -            -           -
                                                        ----------- ----------- ----------- ------------ -----------
    Denominator- adjusted weighted average shares and
       assumed conversions                                   14,158      13,399      11,814       11,811       5,989
                                                        =========== =========== =========== ============ ===========
                                   23

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

General Overview


        The Company was incorporated on March 31, 1993 and completed an Initial Public Offering ("IPO") on June 10, 1993. Prior to completion of the IPO, the Company owned four outlet centers in four states aggregating 701,000 square feet of gross leasable area ("GLA"). Upon completion of the IPO, 21 outlet centers (the "VF Properties") in eleven states were acquired from VF Corporation totaling 1,725,000 square feet of GLA. On November 1, 1993, the Company acquired a 167,000 square foot center located near Opryland in Nashville, Tennessee. On December 23, 1993, the Company completed a secondary offering of Common Stock and used the proceeds to purchase six outlet centers in six states from the Willey Creek Group aggregating 908,000 square feet. As of December 31, 1993, the Company owned 32 outlet centers in 21 states totaling 3,502,000 square feet of GLA.

        During 1994, the Company began development of a 288,000 square foot outlet center in Branson, Missouri, acquired three additional properties totaling 449,000 square feet of GLA from the Willey Creek Group, and completed expansions comprising 283,000 square feet of GLA in Iowa, Louisiana; Crossville, Tennessee; North Bend, Washington; Arcadia, Louisiana; Boaz, Alabama; and Nashville, Tennessee. By the end of 1994, the Company owned 35 outlet centers totaling 4,234,000 square feet of GLA, which represented a 21% increase over the prior year end, and had one center under development.


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


        In March, 1997, the Company purchased five retail community shopping centers located in the Raleigh, North Carolina area for $32.3 million. The centers totaling approximately 606,000 square feet and feature anchor tenants such as Winn Dixie, Food Lion, K-Mart and Eckerd Drug. These centers contributed revenues in excess of operating expenses, exclusive of interest, depreciation, amortization and general and administrative expenses of $2.5 million from the date acquired to December 31, 1997.

        On September 22, 1997, the Company and Atlantic Real Estate Corporation ("ARC"), a privately held real estate development company based in Durham, North Carolina jointly created a limited liability company named Atlantic Realty LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. The Company and ARC will own Atlantic Realty LLC equally, with the Company serving as managing member overseeing its operations. Atlantic Realty LLC currently has plans to develop nearly one million square feet, including outparcels, over the next several years.

        The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated.

        On October 7, 1997, the Company entered into an agreement to purchase nine shopping centers ("Kane/Rodwell Centers") located in North Carolina and Virginia, totaling approximately 1.0 million square feet, and to assume third party management of an additional 1.2 million square feet of community shopping centers. The centers to be purchased are owned primarily by Roy O. Rodwell, Chairman and Co-Founder of ARC and John M. Kane, Chairman of Kane Realty Corporation, a real estate development and brokerage company based in Raleigh, North Carolina, in a transaction valued at $63.3 million. The purchase of the shopping centers was subject to the final approval of respective partnerships holding the properties which has been received, as well as holders of mortgage notes on the shopping centers which has been received on all properties but for one. The remaining shopping center will be managed by the Company until either approval is received or the mortgage is retired.

        In exchange for their equity ownership interests in the community centers, the sellers will receive approximately 1.2 million share-equivalent partnership units in the Operating Partnership and approximately $2.6 million in cash. The number of Units to be issued to the sellers was based on a $9.50 price per share of the Company's Common Stock. Of the Units to be issued, approximately 0.5 million will remain unissued until the completion of certain performance requirements and the acquisition of the remaining shopping centers noted above. As part of the purchase price, the Company will also assume approximately $49.4 million of primarily fixed rate debt on the properties to be acquired.

        During 1997, the Company completed construction of a 32,000 square foot expansion at its Crossville, Tennessee outlet center. In addition, the Company began construction on a 44,000 square foot Winn Dixie at its Wilson, North Carolina center. The Company also entered the pre-development and marketing stages for a "power" outlet mall located in Lake Carmel, New York and a retail/entertainment shopping center in Mt. Pleasant, South Carolina. These projects are planned to contain in excess of 300,000 and 425,000 square feet of GLA, respectively. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in the Fall and Spring of 1998, respectively. No assurance can be given, however, that the projects will be developed and/or completed.

        On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary FAC Realty Trust, Inc., (the "Company"). Following the reincorporation, on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to FAC Properties, L.P., a Delaware limited partnership (the "Operating Partnership") substantially all of its assets and liabilities, except for legal title to 18 properties, which remains in a wholly owned subsidiary of the Company. In exchange for the Company's assets, the Company received limited partnership interest ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns substantially all of its assets (either directly or through subsidiaries) through the Operating Partnership such that a Unit is economically equivalent to a share of the Company's common stock.

        The purpose of reincorporating in Maryland and of becoming an UPREIT was as follows:

(bullet)The Company will realize a cost savings in annual franchise tax payments of approximately $150,000 by changing its state of incorporation from Delaware to Maryland

(bullet)By adopting an UPREIT structure, the Company will realize annual cost savings of approximately $188,000 beginning in 1998 related to state franchise tax payments on its assets located in certain states; and

(bullet)An UPREIT may allow the Company to offer Units in the Operating
        Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of sock to acquire properties, which provide an advantage over non-UPREIT entities.

         The Company receives rental revenue through base rent, percentage rent, and expense recoveries from tenants and through other income including tenant lease buyouts and management fee income. Base rent represents a minimum amount set forth in the leases for which the tenants are contractually obligated, including the amounts tenants are obligated to pay based on a percentage of the tenants' gross sales in lieu of base rent. Percentage rent is a function of the sales volumes of various tenants in excess of a negotiated sales "break point". For sales in excess of the break point, tenants pay a specified percentage of these sales as percentage rent in addition to their base rent and other charges. Expense recoveries from tenants relate to the portion of the property's operating costs for which the tenants are obligated to reimburse the Company, and may include, real estate taxes, insurance, and common area maintenance charges. Pursuant to leases with the Company's two major anchor tenants, VF Factory Outlet, Inc. ("VFFO") and Carolina Pottery Retail Group, Inc., these anchor tenants are obligated to pay only certain increases in common area maintenance expenses and their pro-rata share of insurance expense and real estate taxes, and certain of the operating expenses. While many of the Company's leases are triple net leases, whereby the tenants are obligated for their pro-rata share of the real estate taxes, insurance, common area maintenance charges and contribute to the marketing fund, as of December 31, 1997, approximately 21% of the leased GLA of the Company's factory outlet centers is leased to tenants who are not obligated to reimburse the Company for real estate taxes, insurance, utilities and common area maintenance expenses. In such instances, the Company has allocated a portion of the base rent to expense recoveries.

        The Company has approximately 182 acres of outparcels located near or adjacent to certain centers which may be marketed for sale or as ground leases from time to time. As outparcels are sold and cash received, these revenues are available for reinvestment.


Results of Operations


Year Ended December 31, 1997 compared to the Year Ended December 31, 1996.

        The Company reported a net loss of $1.4 million, or $0.12 per common share, for the year ended December 31, 1997 compared to a net loss of $6.1 million, or $0.55 per common share, for the comparable period in 1996. The loss for 1997 resulted primarily from the following factors: (a) an increase in depreciation and amortization of $1.9 million as described below; (b) increased interest expense of $2.2 million, as a result of higher borrowing levels; and
(c) the Company incurred an extraordinary loss on the early extinguishment of debt of $1.0 million in 1997 compared to $0.1 million in 1996. These amounts were offset by increases in NOI of $4.9 million as described below. In 1996, the Company recorded a $5 million charge to operations as a result of an adjustment to the carrying value of a certain property as described below.

        FFO for the year ended December 31, 1997 was $16.2 million, or $1.15 per share compared to $14.8 million, or $1.10 per share, for the same period in 1996. The factors that had a positive impact on 1997 FFO were an increase in NOI of $3.9 million before the adjustment for straight line rent (net $1.0 million), or $0.28 per share and a $0.5 million or $0.04 per share decrease in general and administrative expenses exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, as described below. The factor that had a negative impact on 1997 FFO was $2.8 million in higher interest expense due to higher average borrowing levels, or $0.20 per share net of interest on exchangeable notes of $0.6 million in 1996.

        Earnings before interest, taxes, depreciation and amortization (EBITDA) was $33.7 million for the year ended December 31, 1997, an increase of $5.4 million or 19%, from $28.3 million for the same period in 1996. The increase was due to the increase in NOI of $4.9 million, including adjustment for straight line rent and a decrease of $0.5 million in the general and administrative expenses from 1996 exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, described below.

        Base rent increased to $38.5 million for the year ended December 31, 1997 from $34.1 million for the same period in 1996. Base rent before the adjustment for straight line rent increased $3.4 million to $37.9 million for the year ended December 31, 1997 when compared to 1996, while the Company's weighted average square feet of GLA in operation increased 13%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers and was offset by declining rents on renewals at certain properties. Base rental revenue in each of the years ending December 31, 1997 and 1996 included a charge to the reserve for uncollectible tenant accounts of $0.5 million.

        Percentage rent increased 33% to $0.8 million in 1997 from $0.6 million in 1996. The increase is due primarily to the percentage rent attributable to the community centers acquired in March 1997.

        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs, increased in the year ended December 31, 1997 to $12.7 million from $11.8 million in the same period in 1996. On a weighted average square-foot basis, recoveries from tenants decreased 6% to $2.38 in 1997 from $2.52 in 1996. The average recovery of property operating expenses for the year ended December 31, 1997 decreased to 81% from 84% for the same period in 1996. With respect to approximately 21% of the leased GLA, the Company is obligated to pay all utilities and operating expenses of the applicable center.

        Total tenant retail sales at the Company's centers increased 4.9% for the year ended December 31, 1997 compared to the same period in 1996. Tenant sales on a comparative store basis increased approximately 1.2% in 1997 compared to 1996.

        Other income increased $1.0 million to $1.7 million in 1997 compared to 1996 primarily as a result of increased tenant lease buyouts of $0.7 million and third party property management fee income of $0.3 million.

        Operating expenses increased $1.7 million, or 12%, to $15.7 million in 1997 from $14.0 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997, which rose 13% to 5.3 million square feet in 1997 from 4.7 million square feet in 1996. On a weighted average square-foot basis, operating expenses decreased 1% to $2.96 in 1997 from $2.98 in 1996.

        General and administrative expenses for the year ended December 31, 1997 included a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Retirement System of Ohio (OPERS), $0.3 million in other non-recurring charges and $0.5 million in compensation under restricted stock awards. General and administrative expenses in 1996 included $0.9 million in non-recurring administrative expenses and $0.4 million in compensation under restricted stock awards. Exclusive of these charges in 1997 and 1996, general and administrative expense decreased $0.5 million, or 10% to $4.4 million in 1997 from $4.9 million in 1996.

        Depreciation increased $1.7 million in 1997 primarily as a result of the completion in 1996 of the center in Branson, Missouri, the expansions of the Company's properties in Story City, Iowa; Nebraska City, Nebraska; Smithfield, North Carolina and Tupelo, Mississippi, and the acquisition in March 1997 of the five community shopping centers. Amortization of deferred leasing and other charges increased $0.1 million in 1997 primarily as a result of increased tenant improvements. On a weighted average square-foot basis, depreciation and amortization of income-producing properties decreased 1% to $2.86 in 1997 from $2.89 in 1996.

        Interest expense for the year ended December 31, 1997, net of interest income of $0.6 million, increased by $2.2 million or 15%, to $16.4 million compared to $14.2 million, net of interest income of $0.6 million, in 1996. This increase resulted from higher borrowing levels in 1997 compared to 1996. On a weighted average basis, debt outstanding and the average interest cost were approximately $211 million and 8.0%, respectively, in 1997 compared to $180.0 million and 8.2%, respectively, in 1996. Amortization of deferred financing costs amounted to $1.6 million in 1997 and $1.4 million in 1996. The Company capitalized interest cost associated with its development projects of $1.5 million in 1997 and $2.0 million in 1996. In conjunction with the early extinguishment of debt, the Company expensed the related unamortized loan costs of $1.0 million in 1997 as compared to $0.1 million in 1996, which has been classified as an extraordinary item in the Consolidated Statements of Operations.

        As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 and 1996 the Company recorded an $8.5 and $5.0 million adjustment to the carrying value of three assets ultimately held for disposition. After recording the $13.5 million valuation adjustment, the net carrying value of such assets at December 31, 1997 is $12.5 million.

There is also $12.3 million of debt secured by the properties which is expected to be retired primarily from the sale proceeds. For the year ended December 31, 1997, these properties contributed approximately $1.1 million of revenue and incurred a loss of $1.1 million after deducting related interest expense on the debt associated with the properties. For the year ended December 31, 1996, such properties contributed approximately $2.1 million of revenue and incurred a loss of $1.0 million after deducting related interest expense. The reduction in the performance is principally due to the lower average occupancy level in 1997 as compared to 1996.

        As of December 31, 1997, two of these properties were under contract. Management periodically evaluates income producing properties for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable.


Year ended December 31, 1996 compared to year ended December 31, 1995.

        The Company reported a net loss of $6.1 million, or $0.55 per common share, for the year ended December 31, 1996 compared to a net loss of $13.1 million, or $1.11 per common share, for the comparable period in 1995. The loss for 1996 resulted in part from three factors. First, the Company took a charge against earnings of $5.0 million to reduce the carrying amount of a certain property. Second, the Company accrued severance costs and other non-recurring administrative costs of $0.9 million. Third, the Company incurred an extraordinary loss on the early extinguishment of debt of $0.1 million. Excluding similar charges for 1995 and the charge of $4.5 million related to the termination of agreements to acquire the factory outlet centers owned by the OPERS in 1995, net income for 1995 exceeded that of 1996 by $2.0 million. As more fully described below, the differential is primarily due to an increase in depreciation and amortization of $1.9 million in 1996 over 1995.


        FFO for 1996 was $14.8 million, or $1.10 per share, assuming full dilution for the issuance of convertible preferred stock in 1996. This compares to $12.7 million, or $1.07 per share, for 1995. Factors that had a positive impact on 1996 FFO were: (a) $1.1 million, or $0.08 per share, in improved property level performance as described below and (b) $3.8 million, or $0.29 per share, in lower general and administrative expenses also as described below. Factors that had a negative impact on 1996 FFO were: (a) $2.7 million, or $0.20 per share, in higher interest expense due to a higher average borrowing level;
(b) $0.1 million, or $0.01 per share, in higher depreciation and amortization expense on non real estate assets; plus (c) the dilutive effect, equal to $0.13 per share, of the increase in the weighted average shares outstanding due to principally the result of the issuance of convertible preferred stock. The issuance of the convertible preferred stock for $20 million can be attributed to the excess ($20.5 million) of the dividend declared on 1995 earnings ($24.1 million) over the funds available for distribution in 1995 ($3.6 million).

        Earnings before interest, taxes, depreciation and amortization (EBITDA) was $28.3 million in 1996, an increase of $3.9 million, or 16%, from $24.4 million for the same period in 1995. The increase was due primarily to the decrease in the general and administrative expenses from 1995 after adjustment for non-recurring administrative costs for both years.

        Base rent decreased slightly, to $34.1 million in 1996 from $34.6 million in 1995. However, base rent before the adjustment for straight line rent increased $0.5 million or 1.5% to $34.5 million in 1996 when compared to 1995, while the Company's weighted average square feet of GLA in operation increased 8%. The increase in base rents from increased occupancy at certain of the Company's properties was offset by declining rents on renewals at certain other properties and lower average center occupancy levels in the centers held for sale. Base rental revenue for 1996 includes a charge to the reserve for uncollectible tenant accounts of $0.5 million compared to $0.6 million in 1995.


        Percentage rent remained unchanged at $0.6 million in 1996 compared to the same amount in 1995.


        Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs, increased in 1996 to $11.8 million from $11.1 million in 1995. On a weighted average square foot basis, recoveries from tenants decreased to $2.52 in 1996 from $2.55 in 1995, or 1%. The average recovery of property operating expenses increased from 81% in 1995 to 84% in 1996. The increase in the recovery percentage was the result of new development and expansions which were leased primarily on a triple net basis. Approximately 21% of the Company's GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable factory outlet center as compared to 18% in 1995.

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


        Other income was approximately $0.7 million in 1996 compared to $0.9 million in 1995. The decrease was primarily due slightly higher lease termination settlements and a decrease in gain on sale of real estate ($0.3 million in 1995).

        Operating expenses increased $0.4 million, or 3%, to $14.0 million in 1996 from $13.6 million in 1995. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1996 which rose 8% from 4.3 million square feet in 1995 to 4.7 million square feet in 1996. On a weighted average square-foot basis, operating expenses actually decreased 5% from $3.15 in 1995 to $2.98 in 1996. This was due principally to a $0.21 per square foot decrease in marketing costs, which are recorded net of tenant contributions to the marketing of the Company's centers.

        General and administrative expenses in 1996 included non-recurring administrative costs of $0.9 million and a non-cash charge of $0.4 million for restricted stock issued principally for bonuses, whereas 1995 included a charge of $6.5 million related to the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by OPERS and certain other non-recurring charges. Exclusive of these charges, general and administrative cost decreased $3.9 million, or 44%, to $4.9 million in 1996 from $8.8 million in 1995. The decrease was due principally to the savings of $3.7 million associated with the termination of the Company's sponsorship of a NASCAR motorsports program and $0.2 million related to the termination of the lease on the Company's airplane.

        Of the $0.9 million in non-recurring administrative costs incurred in 1996, $0.8 million related to severance costs accrued as of December 31, 1996 in conjunction with the resignation of the Company's chief executive officer. Such costs were accrued pursuant to the terms of his employment agreement entered into in December 1995. Concurrently, the Company settled a $0.6 million valuation issue related to the Company's purchase in 1993 of a 19-acre tract of land, acquired in a non-monetary transaction from a partnership in which the former officer was a general partner, by agreeing to resell the land to him for the original purchase price in an all-cash transaction. The consummation of this transaction is secured by the unpaid severance amounts due to the former officer. Also in settling the terms of the former officer's severance and non-competition restrictions, $0.25 million of his severance was applied to certain advertising expenses incurred by the Company.

        Depreciation increased $0.9 million in 1996, primarily as a result of the completion of the Nebraska outlet center in Branson, Missouri and the expansions of the Company's properties in Nebraska City, Nebraska, Smithfield, North Carolina and Tupelo, Mississippi. Buildings and improvements classified as income-producing properties increased $36.9 million in 1996 from 1995. Amortization of deferred leasing and other charges increased $1.0 million in 1996 and deferred leasing and other charges classified as income-producing properties increased $4.2 million in 1996 from 1995. On a weighted average square foot basis, depreciation and amortization of income-producing properties increased 7% to $2.89 in 1996 from $2.70 in 1995.

        Interest expense for the year ended December 31, 1996, net of interest income of $0.6 million, increased by $3.3 million, or 30%, to $14.2 million compared to $10.9 million, net of interest income of $0.2 million, in 1995. This increase resulted from higher borrowing levels in 1996 compared to 1995 and $0.6 million from the infusion in April, 1996 of $20 million in capital from Gildea Management Company, initially in the form of Exchangeable Notes, as more fully described in Note 7 of the "Notes to Consolidated Financial Statements". On a weighted average basis, excluding the Exchangeable Notes, debt outstanding and the average interest cost were approximately $180.0 million and 8.2%, respectively, in 1996 compared to $147.1 million and 8.3%, respectively, in 1995. Amortization of deferred financing cost amounted to $1.4 million in 1996 and $1.6 million in 1995. The Company capitalized interest cost associated with its development projects of $2.0 million in 1996 and $2.6 million in 1995. Associated with the refinancing of the Company's existing line of credit, the Company expensed the related unamortized loan costs of $0.1 million which has been classified as an extraordinary item in the Consolidated Statements of Operations.

        As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the

Company's long-term strategies. Accordingly, in 1995 the Company recorded an $8.5 million adjustment to the carrying value of three of the properties held for sale. In 1996 the Company recorded an additional $5.0 million adjustment to the carrying value of one of the assets held for sale. This non-cash adjustment was charged to operations and represents the difference between the fair value less costs to sell and net book value of the assets. After recording the $13.5 million valuation adjustment, the net carrying value of assets currently being marketed for sale at December 31, 1996 is $11.4 million. There was also $15.8 million of debt secured by the properties at December 31, 1996 which is expected to be retired from the sale proceeds. For the year ended December 31, 1996, these properties contributed approximately $2.1 million of revenue and incurred a loss of $1.0 million after deducting related interest expense on the debt associated with the properties. For the year ended December 31, 1995 these properties contributed approximately $3.0 million of revenue and incurred a loss of $0.5 million after deducting related interest expense. The reduction in the performance is principally due to the lower occupancy level in 1996 as compared to 1995 existing at certain centers held for sale.

        The Company began the process of marketing the properties and no sales agreements had been completed at December 31, 1996. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale.


Liquidity and Capital Resources


        The Company's cash and cash equivalents balance at December 31, 1997 was $4.9 million. Restricted cash, as reported in the financial statements, as of such date, was $3.9 million. In connection with the Company's $95 million rated debt securitization, the Company is required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

        Net cash provided by operating activities was $13.0 million for the year ended December 31, 1997. Net cash used in investing activities was $62.2 million for 1997. The primary use of these funds included: $32.4 million to acquire the five North Carolina community shopping centers as previously described, $15.0 million invested in income-producing properties as follows: $1.6 million for completion of a development project in 1997, $3.9 million in construction and development of projects in process, $5.7 million towards normal recurring capital expenditures; and $3.8 million for re-tenanting, lease renewal and leasing costs. The Company loaned $8.5 million against a property to be acquired from Konover & Associates South and $2.3 million to a joint venture partner as an advance against development projects to be contributed to five joint ventures. During 1997, the Company also invested $4.3 million in a newly created joint ventures. Net cash provided by financing activities was $47.1 million for the year ended December 31, 1997. The principal source of such funds was $135.9 million of new borrowing, as described below, net of $2.3 million in fees and other costs related thereto. Funds generated through financing activities were offset by payments of $86.5 million towards scheduled debt principal repayment.


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


        In February 1997, the Company obtained a $150 million credit facility with Nomura Asset Capital corporation. The credit facility with Nomura is secured by 21 of the Company's centers plus an assignment of excess cash flow from the properties currently secured under the $95 million rated debt securitization. The credit facility is for a term of 2 years with a 1 year renewal option and bears interest at the rate of 1 month LIBOR (London Interbank Offered Rate) plus 2.25%. The proceeds from the credit facility were used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the repurchase of the Company's stock. The indebtedness repaid included a $75 million credit facility, $7.4 million of Senior Notes and a $2.0 million note payable incurred in connection with the acquisition of the VF Properties. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage.

        On February 24, 1998, Prometheus Southeast Retail, LLC, ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC entered into a definitive agreement with the Company to make a $200 million strategic investment in the Company. PSR has committed to purchase $200 million in newly issued common shares of the Company at a purchase price of $9.50. The investment will be made in stages through the end of 1999 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR will own an equity interest of the Company of approximately 60%, on a fully diluted basis, not including any further issuance of Units for transactions under contract or transactions the Company may enter into the future.


         Capital Expenditures. The Company's capital expenditures have included expansions of existing centers and acquisitions of new properties.


        Management's view of the current state of the shopping center industry and its future direction is that value-oriented retail concepts are merging; for example, outlet centers are including off-price tenants as well as outlet tenants, off-price centers have manufacturers' outlets, community centers have destination tenants, and other community centers have outlet or off-price tenants. With this backdrop, management believes that a diversified shopping center portfolio will provide an opportunity for growth. As part of the Company's diversification strategy, a portion of the availability under the Nomura credit facility was used to purchase five community centers in the Raleigh, NC area on March 27, 1997 for a total purchase price of $32.4 million. The centers total approximately 606,000 square feet of GLA, are well-located and feature well-known regional tenants. Management will continue to pursue similar opportunities for the acquisition of community shopping centers in the United States, and in particular, the southeastern region of the country as evidenced by the announcement of the Konover & Associates South transaction described below.

        In 1997, the Company completed construction on a 32,000 square foot expansion at its Crossville, Tennessee Center. The Company began construction on an expansion at its Wilson, North Carolina Center consisting of a 44,000 square foot Winn Dixie. The cost of this project was estimated at $2.45 million of which $1.8 million has been expanded as of December 31, 1997. During 1996, the Company delivered a 288,000 square foot outlet center in Branson, Missouri and expansions of approximately 158,000 square feet at Story City, Iowa, Nebraska City, Nebraska, Smithfield, North Carolina, and Tupelo, Mississippi. The cost of these projects was $42.5 million all of which has been expended as of December 31, 1997.

        During 1997, the Company also entered into a joint venture with AJS Group, known as Mount Pleasant, FAC LLC, to develop a 425,000 square foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin May, 1998, with completion targeted for May, 1999. As of December 31, 1997, the Company has invested $2.8 million in this joint venture. This 50% investment in the joint venture will be accounted for under the equity method of accounting. The joint venture had approximately $2.8 million of assets and $0.6 of debt at December 31, 1997. The joint venture had no other operations.

        During 1997, the Company and Atlantic Real Estate Corporation ("ARC") jointly created a limited liability company named Atlantic Realty LLC ("Atlantic") to develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop nearly one million square feet, including outparcels over the next several years. The Company and ARC own Atlantic equally, with the Company serving as managing member overseeing its operations. The investment in Atlantic will be accounted for under the equity method of accounting. As of December 31, 1997, Atlantic had purchased land and building for development totaling approximately $3.5 million and did not have any other operations. Atlantic had total assets of approximately $3.7 million and debt.

        During 1998, the Company entered into a joint venture known as Wakefield Commercial LLC, primarily to develop two community shopping centers. The two retail centers, one 200,000 square feet and the other 300,000 square feet will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management and marketing functions for the two centers. The Company will hold a 50% interest in the venture and expects to invest approximately $6.0 million in this joint venture in 1998.

        The Company is currently in the pre-development and marketing stage for a property located Lake Carmel, New York. If appropriate tenant interest is obtained and the appropriate agreements, permits and approvals are received, the Company intends to commence construction in the Fall of 1998.


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


        Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, distributions to stockholders, acquisitions and planned development and construction activities. At December 31, 1997, the Company has $15 million available under its $150 million Nomura credit facility following the retirement of $84.5 million of debt which existed at December 31, 1997 and the funding of the acquisition of the five community centers in March 1997. See "Recent Developments" below for additional sources and uses of capital.

        The Company is in the process of reviewing various financing alternatives for its planned development of the "power" outlet mall located in Lake Carmel, New York, including a potential joint venture arrangement. The planned development of a retail/entertainment shopping center in Mt. Pleasant, South Carolina will be a joint venture with the land owner and will be financed in part by a traditional bank construction loan.

        The Board of Directors determined that the Company would not pay a fourth quarter dividend for 1996. In addition, the Company announced that future dividends will be equal to 95% of the Company's taxable income which is the minimum dividend required to maintain its REIT status. Determination of any dividends will be made annually following the review of the Company's year-end financial results. The Company's decision is driven by its goal to increase the total return to its shareholders through the use of internal cash flow to "self-fund" some of its growth, such as expansions at existing centers and strategic acquisitions. The Company also will strive to reduce its borrowing levels and interest expense. No dividends were declared for the year ended December 31, 1997, as the taxable income of the Company for calendar 1997 has yet to be determined. However, the Company does not anticipate that there will be taxable income for 1997, inclusive of the use of net operating loss carryovers.

Impact of Year 2000 Issue

        The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. The Company has reviewed the impact of Year 2000 issues and does not expect any remedial actions taken with respect thereto to materially adversely affect its business, operations or financial condition.

FASB Statement No. 128

        In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. FASB Statement No. 128 requires the restatement of prior period earnings per share and requires the disclosure of additional supplemental information detailing the calculation of earnings per share.

        FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. It is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement No. 128 requirements.

Recent Developments

Lazard Freres Transaction

         On February 24, 1998, Prometheus Southeast Retail, LLC, ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC entered into a definitive agreement with the Company to make a $200 million strategic investment in the Company. PSR has committed to purchase $200 million in newly issued common shares of the Company at a purchase price of $9.50. The investment will be made in stages through the end of 1999 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR will own an equity interest of the Company of approximately 60%, on a fully diluted basis, not including any further issuance of operating partnership units for transactions under contract or transactions the Company may enter into the future.

         As part of the PSR transaction described above, three representatives of Lazard will be nominated to FAC Realty's Board of Directors, bringing the total number of directors to nine.

Konover & Associates South Transaction

        On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity, consisting of the issuance of Units, at $9.50 per Unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum.

         As part of the transaction, the Company intends to operate under the name "Konover Property Trust". The Company will remain listed on the New York Stock Exchange and intends to change its ticker symbol from FAC to KPT, pending formal approval by shareholders in June, 1998. Additionally, the current employees of Konover will join the Company as a result of the transaction. The new employees include development, leasing, property management, administrative and accounting professionals. The Company will continue to operate the Konover office in Boca Raton due to its strategic location in the Southeast.

         Simon Konover, founder of Konover & Associates, a $500 million plus real estate company headquartered in West Hartford, Connecticut, will become Chairman of the Board of the Company upon completion of the transaction. He will not become an executive officer of the Company.

Other

         On January 7, 1998, the Company completed the purchase of a 55,909 square foot shopping center located in Danville, VA. This Food Lion anchored center was purchased for $3.1 million.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing its $150 million revolving credit facility. The loan is at an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain outstandings on the $150 million Nomura credit facility.

         As of March 31, 1998, seven of the nine Kane/Rodwell Centers had closed. An eighth center is expected to close in second quarter of 1998. The ninth and final center will be managed by the Company and is expected to be acquired in the year 2000. The loan assumption fee is currently unreasonable, however, the loan is prepayable in the year 2000.

Economic Conditions


        Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as, apparel pricing which has slowed the growth of tenant sales which adversely impacts the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to release space to other tenants. Although the decline in sales does not effect base rental, aside from renewals, this weakness could result in reduced revenue from percentage rent tenants, as well as, overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 5.4% of the Company's total revenue in 1997. Continuance of this trend may affect the Company's operating centers (the "Properties") occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the Properties. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

        The majority of the Company's leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed prior to June 1993, require the tenants to pay certain operating expenses and increases in common area maintenance expenses, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation. At December 31, 1997, 21% of the aggregate GLA of its factory outlet centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable factory outlet center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The Properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning ("HVAC"); insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

        Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 61% of the Company's debt on income properties and notes payable as of December 31, 1997 bore interest at rates that adjust periodically based on market conditions. Following the closing of the $75 million permanent debt facility described above, and the receipt of proceeds from sale of common shares to PSR, also described above, the Company's exposure to floating rate debt will be significantly reduced. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.


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

Forward-Looking Statements

        Certain statements in this Form 10-K and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms, the consummation of related property acquisitions, receipt of zoning, land use, occupancy, government and other approvals, and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities), such forward looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

Item 8 - Financial Statements and Supplementary Data

        The response to this Item is submitted in a separate section of this report.

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors


                                 Name                Age          Principal Occupation          Director Since
                     ----------------------------- -------- --------------------------------- --------------------

                     C. Cammack Morton               46     President and Chief Executive            1996
                                                            Officer of the Company
                     Patrick M. Miniutti             50     Executive Vice President and             1996
                                                            Chief Financial Officer of the
                                                            Company

                     Robert O. Amick                 65     President of The Amick Group             1993

                     William D. Eberle               74     Chairman of Manchester                   1997
                                                            Associates, LTD.
                     J. Richard Futrell, Jr.         67     Former Chairman and Chief                1993
                                                            Executive Officer of Centura
                                                            Banks, Inc.

                     John W. Gildea                  54     Managing Director of Gildea              1996
                                                            Management Company and Advisor
                                                            for The Network Funds

                     Theodore E. Haigler, Jr.        73     Former President and Chief               1993
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


         William D. Eberle, was a founder of Boise Cascade and is Chairman of Manchester Associates, Ltd. a venture of capital and international consulting firm and Of Counsel to the law firm of Kaye, Scholer, Fireman, Hay & Handler. Mr. Eberle is also Chairman of the Board of America Service Group Inc., a health care services company, Showscan Entertainment, Inc., a movie-based software and technology company, and Barry's Jewelry, Inc., a retail jewelry chain, and is a director of Ampco-Pittsburgh Corp., a steel fabrication equipment company, Fiberboard Corporation, a timber manufacturer, Mitchell Energy and Development, a gas and oil company, and Mid-States PLC, an auto parts distributor headquartered in Nashville, Tennessee.


        J. Richard Futrell, Jr. is the retired Chairman and Chief Executive Officer of Centura Banks, Inc., a position he held from 1989 to 1993. He currently serves as a member of Centura's board of directors and its executive committee.


        John W. Gildea has been Managing Director of Gildea Management Company and affiliates since 1990. From 1986 to 1990, he was Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Gildea also has been President of Gildea Investment Co, an investment advisory firm, since 1983. He is a director of America Service Group, Inc., UNC, Inc., and Barry's Jewelers.


         Theodore E. Haigler, Jr. served as the President, Chief Executive Officer and a director of Burroughs-Wellcome Co. (now Glaxo Wellcome, Inc.), a pharmaceutical company, from 1986 until his retirement in 1989. Mr. Haigler was a director of Tenax Corporation and CCB Financial Corporation, a bank holding company, from 1974 to 1995.

Executive Officers

        The following table sets forth certain information with respect to the current executive officers of the Company.

                      Name                                       Age       Position
                      ------------------------------------- -------------- --------------------------------------

                      C. Cammack Morton                          46        President and Chief Executive Officer

                      Patrick M. Miniutti                        50        Executive Vice President and Chief
                                                                           Financial Officer

                      William H. Neville                         53        Executive Vice President and Chief
                                                                           Operating Officer

                      Christopher G. Gavrelis                    44        Executive  Vice President -
                                                                           Management
                      Connell L. Radcliff                        43        Senior Vice President - Development

                      Linda M. Swearingen                        33        Senior Vice President - Finance/
                                                                           Investor Relations

                      Sona A. Thorburn                           32        Vice President and Chief Accounting
                                                                           Officer


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

        Patrick M. Miniutti joined the Company as Executive Vice President, Chief Financial Officer and Director in August 1996. Prior to his affiliation with the Company, Mr. Miniutti served for three years as Executive Vice President, Chief Financial Officer and Trustee of Crown American Realty Trust, a public REIT that owns regional shopping malls. Prior thereto, Mr. Miniutti held senior financial positions for a combined 12 years with New Market Companies, Inc., Western Development Corporation (predecessor to The Mills Corporation) and Cadillac Fairview Corporation Limited, which was preceded by ten years in public accounting, principally with national firms. Mr. Miniutti is a member of the American Institute of Certified Public Accountants and a former member of its Real Estate Accounting Committee, which was responsible for promulgating most of the real estate accounting rules in practice today.

         William H. Neville, has served as Executive Vice President and Chief Operating Officer since September 1997. Before joining the Company, Mr. Neville was Regional President of Horizon Group Realty, a real estate investment trust specializing in outlet centers, from January 1996 to July 1997. Prior to joining Horizon, Mr. Neville was President of Charter Oak Partners a subsidiary of Rothschild, the largest privately held developer of outlet centers. He also served as Executive Vice President and early in the Company's history was Vice President of leasing. Mr. Neville spent nearly ten years at The Rouse Company, a mall developer, most notably as the first Vice President, General Manager of South Street Seaport. During his shopping center career, he also served as a Vice President of leasing at L. J. Hooker Corporation, a mall developer.

         Christopher G. Gavrelis joined the Company in December 1995. Mr. Gavrelis was named Senior Vice President in January 1996 and promoted to Executive Vice President in January 1998. Prior to his affiliation with the Company, Mr. Gavrelis was Vice President - Property Management of the Charter Oak Group for approximately four years. From 1989 to 1991, Mr. Gavrelis served as regional property manager for McArthur/Glen Realty Corporation (now HGI Realty, Inc.), a company engaged in the development and operation of factory outlet centers. From 1986 to 1989, Mr. Gaverlis worked for May Centers, Inc. as General Manager and later as Development Director for a super regional mall located in Annapolis, Maryland. He started his career in 1978 with Developers General Corporation, a Baltimore, Maryland firm engaged in commercial and residential real estate. Mr. Gavrelis is responsible for the Company's management and administration activities.

         Connell L. Radcliff has served as Senior Vice President of Development since its organization in April 1993. Mr. Radcliff joined North-South Management Corporation (a predecessor company) as Vice President - Leasing in 1989. From 1987 to 1989, Mr. Radcliff was a partner with The Shopping Center Group, a real estate brokerage firm specializing in national tenant representation. Prior to his duties there, Mr. Radcliff was with New Market Development (now Cousins Market Centers) as regional leasing director. Mr. Radcliff is responsible for the Company's development activities.

         Linda M. Swearingen was promoted from Vice President to Senior Vice President of Finance/Investor Relations in January 1998. Prior to being named Vice President in May 1996, Ms. Swearingen was Director of Leasing for the Company, a position she had held since July 1993. From 1990 to 1993, Ms. Swearingen served as Assistant Vice President - Commercial Real Estate for Bank One Dayton.

         Sona A. Thorburn has served as Vice President and Chief Accounting Officer since joining the Company in 1997. Prior to joining the Company, Ms. Thorburn was a manager with the accounting firm of Ernst & Young LLP, where she was employed for eight years. At Ernst & Young, Ms. Thorburn supervised audits for a variety of clients, including the Company.


Compliance With Section 16 of the Securities Exchange Act of 1934


        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and owners of more than 10% of the Company's Common Stock ("10% beneficial owners") to file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company's knowledge, based solely on the information furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all such filing requirements were complied with, except that the exchange of unvested shares of Restricted Stock for Repurchase Options described at "Executive Compensation - Executive Compensation Committee Report - Restricted Stock" was reported late by Messrs. Morton, Miniutti, Neville, Gavrelis, and Radcliff and Ms. Thorburn.


Item 11. Executive Compensation


         The following table sets forth the compensation of the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 1997 (collectively, the Named Executive Officers).

                                          Summary Compensation Table




                                                  Annual             Long-Term
                                               Compensation     Compensation  Awards
                                         --------------------------------------------
                                                                      Restricted      Securities       All Other
                                            Salary        Bonus         Stock         Underlying     Compensation
Name and Principal Position       Year         ($)          ($)       Awards($)      Options(#)(10)       ($)
---------------------------       ----    ---- ----    ---  ----      ---------      --------------  -------------
C. Cammack Morton                 1997        336,072          (4)      670,538(5)            (11)       33,467(12)
   President and Chief            1996        287,692          (4)    1,019,250(5)     300,000(11)        3,570(13)
   Executive Officer              1995         11,458(1)       --              --              --               --


Patrick M. Miniutti               1997        230,871          (4)      346,726(6)            (11)       19,000(12)
   Executive Vice President       1996         70,769(2)       (4)      819,313(6)     200,000(11)       50,000(13)
   and Chief Financial Officer                     --           --              --              --               --


William H. Neville                1997         65,059(3)       (4)      205,800(7)          50,000               --
   Executive Vice President       1996             --           --              --              --               --
   and Chief Operating Officer    1995             --           --              --              --               --

Christopher G. Gavrelis           1997        160,962          (4)          94,163            (11)       11,915(12)
   Executive Vice President -     1996        129,742          (4)      214,750(8)      35,000(11)        1,163(13)
     Management                   1995          5,208(1)        --              --              --               --


Connell L. Radcliff               1997        185,555          (4)     101,138 (9)              --       13,712(12)
   Senior Vice President -        1996        181,923          (4)      39,750 (9)              --        3,750(13)
     Development                  1995        158,654      41,250               --          18,000        3,332(14)


(1) Messrs. Morton and Gavrelis joined the Company in December 1995 and, therefore, their salary for 1995 represents only a portion of the year.
(2) Mr. Miniutti joined the Company in August 1996 and, therefore, his salary for 1996 represents only a portion of the year.
(3) Mr. Neville joined the Company in September, 1997 and, therefore, his salary for 1997 represents only a portion of the year.
(4) Bonuses for all of the officers of the Company for 1997 and 1996 were paid in the form of shares of restricted Common Stock ("Restricted Stock") or options to purchase Restricted Stock based on the market price of Common Stock on the last day of the applicable calendar year. The shares of Restricted Stock paid as bonuses vest all at once ("cliff vesting") after three years. In consideration of the three-year vesting period, Restricted Stock bonus amounts are set at 150% of an equivalent cash bonus determined under the Company's MBO Plan. See "--Executive Compensation Committee Report."
(5) Mr. Morton receives a portion of his base annual salary, his periodic increases in base annual salary, his annual bonus and his long-term incentive compensation in the form of Restricted Stock or options to purchase Restricted Stock, as follows:

         (a) 30,000 shares, with a value of $198,750 ($6.625 per share), were granted on March 1, 1997, subject to a one-year cliff vest, as part of Mr. Morton's base annual salary;
         (b) 6,000 shares, with a value of $39,750 ($6.625 per share), were granted on March 1, 1997, subject to a three-year cliff vest, as an increase in Mr. Morton's base annual salary;
         (c) An option to purchase 48,500 shares, with a value of $338,288 ($7.75 per share) net of a 10% exercise price, was granted as of December 31, 1997, subject to a three-year cliff vest, as Mr. Morton's 1997 bonus;

         (d) 18,000 shares, with a value of $119,250 ($6.625 per share), were granted as of December 31, 1996, subject to a three-year cliff vest, as Mr. Morton's 1996 bonus;
         (e) 90,000 shares, with a value of $900,000 ($10.00 per share), were granted in 1996 to Mr. Morton as long-term incentive compensation. These shares were replaced with a grant of 150,000 shares, with a value of $993,750 ($6.625 per share), on March 1, 1997. These restricted shares vest in ten equal installments commencing March 1, 1997.
         (f) On November 11, 1997, Mr. Morton was awarded an additional 21,000 shares of Restricted Stock, and each unvested share of Restricted Stock then owned by Mr. Morton was exchanged for an option to repurchase a share of Restricted Stock at an exercise price of 10% of the fair market value of a share of Common Stock on the date awarded (the Repurchase Options). The additional 21,000 shares of Restricted Stock were awarded so that, after taking into account the exercise price of the Repurchase Options, the value of such options would equal the value of Mr. Morton's unvested Restricted Shares prior to the exchange. See -- Executive Compensation Committee Report, "Restricted Stock."


         During 1997 the Company repurchased, pursuant to provisions in its 1996 Restricted Stock Plan (the "Restricted Plan"), 7,500 shares of Restricted Stock to cover the income tax liability on Restricted Stock that vested in 1997. At December 31, 1997, the aggregate number of Mr. Morton's shares of Restricted Stock and shares issuable upon exercise of his Repurchase Options was 266,000 with a value of $1,860,788 ($7.75 per share) net of the cost to exercise. Dividends or dividend equivalents are payable on such Restricted Stock and shares underlying such Repurchase Options with the exception of the unvested portion of the 150,000 Repurchase Options granted as long-term compensation.
   (6) Mr. Miniutti receives a portion of his base annual salary, his periodic increases in base annual salary, his annual bonus and his long-term incentive compensation in the form of Restricted
         Stock or options to repurchase restricted stock, as follows:
         a) 15,000 shares, with a value of $99,375 ($6.625 per share), were granted on March 1, 1997, subject to a one-year cliff vest, as part of Mr. Miniutti's base annual salary;
         (b) 4,500 shares, with a value of $29,813 ($6.625 per share), were granted on March 1, 1997, subject to a three-year cliff vest, as an increase in Mr. Miniutti's base annual salary;
         (c) An option to purchase 28,500 shares, with a value of $198,788 ($7.75 per share) net of a 10% exercise price, was granted as of December 31, 1997, subject to a three-year cliff vest, as Mr. Miniutti's 1997 bonus;
         (d) 6,500 shares, with a value of $43,063 ($6.625 per share), were granted as of December 31, 1996, subject to a three-year cliff vest, as Mr. Miniutti's 1996 bonus;
         (e) 90,000 shares, with a value of $776,250 ($8.625 per share), were granted in 1996 to Mr. Miniutti as long-term incentive compensation. These shares were replaced with a grant of 120,000 shares, with a value of $795,000 ($6.625 per share), on March 1, 1997. These restricted shares vest in ten equal installments commencing March 1, 1997.
         (f) On November 11, 1997, Mr. Miniutti was awarded an additional 15,000 shares of Restricted Stock, and each unvested share of Restricted Stock then owned by Mr. Miniutti was exchanged for a Repurchase Option. The additional 15,000 shares of Restricted Stock were awarded so that, after taking into account the exercise price of the Repurchase Options, the value of such options would equal the value of Mr. Morton's unvested Restricted Shares prior to the exchange. See -- Executive Compensation Committee Report, "Restricted Stock."
         During 1997 the Company repurchased, pursuant to its Restricted Plan, 6,000 shares of Restricted Stock to cover the income tax liability on Restricted Stock that vested in 1997. At December 31, 1997, the aggregate number of Mr. Miniutti's shares of Restricted Stock and shares issuable upon exercise of his Repurchase Options was 183,500 with a value of $1,283,788 ($7.75 per share) net of the cost to exercise. Dividends or dividend equivalents are payable on such Restricted Stock and shares underlying such Repurchase Options with the exception of the unvested portion of the 120,000 Repurchase Options granted as long-term compensation.
(7) Mr. Neville receives his annual bonus and his long-term incentive compensation in the form of restricted stock or an option to purchase restricted stock, as follows:
         (a) An option to purchase 8,000 shares, with a value of $55,800 ($7.75 per share) net of a 10% exercise price, was granted as of December 31, 1997, subject to a three-year cliff vest, as Mr. Neville's proportionate 1997 bonus;

         (b) 20,000 shares, with a value of $150,000 ($7.50 per share), were granted on September 8, 1997 to Mr. Neville as long-term incentive compensation. These restricted shares vest in three equal installments commencing March 1, 1998.

         (C) On November 11, 1997, Mr. Neville was awarded an additional 2,250 shares of Restricted Stock, and each unvested share of Restricted Stock then owned by Mr. Neville was exchanged for a Repurchase Option. The additional 2,250 shares of Restricted Stock were awarded so that, after taking into account the exercise price of the Repurchase Options, the value of such options would equal the value of Mr. Neville's unvested Restricted Shares prior to the exchange. See -- Executive Compensation Committee Report, "Restricted Stock."

At December 31, 1997, the aggregate number of shares of Restricted Stock issuable upon exercise of Mr. Neville's Repurchase Options was 30,250 with a value of $211,550 ($7.75 per share) net of the cost to exercise. Dividend equivalents are payable on all of the shares underlying Mr. Neville's Repurchase Options.

(8) Mr. Gavrelis receives his annual bonus and his long-term incentive compensation in the form of Restricted Stock or options to purchase Restricted Stock, as follows:
         (a) An option to purchase 13,500 shares, with a value of $94,163 ($7.75 per share) net of a 10% exercise price, was granted as of December 31, 1997, subject to a three-year cliff vest, as Mr. Gavrelis's 1997 bonus;

         (b) 6,000 shares, with a value of $39,750 ($6.625 per share), were granted as of December 31, 1996, subject to a three-year cliff vest, as Mr. Gavrelis's 1996 bonus;

         (c) 16,667 shares, with a value of $175,000 ($10.50 per share), were granted on February 28, 1996 to Mr. Gavrelis as long-term incentive compensation. These restricted shares vest in three equal installments commencing January 1, 1997.

         (d) On November 11, 1997, Mr. Gavrelis was awarded an additional 1,350 shares of Restricted Stock, and each unvested share of Restricted Stock then owned by Mr. Gavrelis was exchanged for Repurchase Options. The additional 1,350 shares of Restricted Stock were awarded so that, after taking into account the exercise price of the Repurchase Options, the value of such options would equal the value of Mr. Gavrelis's unvested Restricted Shares prior to the exchange. See -- Executive Compensation Committee Report, "Restricted Stock."

During 1997 the Company repurchased, pursuant to provisions in its Restricted Plan, 2,778 shares of Restricted Stock to cover the income tax liability on Restricted Stock that vested in 1997. At December 31, 1997, the aggregate number of Mr. Gavrelis's shares of Restricted Stock and shares issuable upon exercise of Repurchase Options was 34,739 with a value of $249,086 ($7.75 per share) net of the cost to exercise. Dividends or dividend equivalents are payable on all of such Restricted Stock and the shares underlying Mr. Gavrelis's Repurchase Options.


(9) Mr. Radcliff received his annual bonus in the form of Restricted Stock or an option to purchase Restricted Stock, as follows:

         (a) An option to purchase 14,500 shares, with a value of $101,138 ($7.75 per share), was granted as of December 31, 1997 net of a 10% exercise price, subject to a three-year cliff vest, as Mr. Radcliff's 1997 bonus;

         (b) 6,000 shares, with a value of $39,750 ($6.625 per share), were granted as of December 31, 1996, subject to a three-year cliff vest, as Mr. Radcliff's 1996 bonus.

         (C) On November 11, 1997, Mr. Radcliff was awarded an additional 700 shares of Restricted Stock, and each unvested share of Restricted Stock then owned by Mr. Radcliff was exchanged for Repurchase Options. The additional 700 shares of Restricted Stock were awarded so that, after taking into account the exercise price of the Repurchase Options, the value of such options would equal the value of Mr. Radcliff's unvested Restricted Shares prior to the exchange. See -- Executive Compensation Committee Report, "Restricted Stock."


At December 31, 1997, the aggregate number of shares of Restricted Stock issuable upon exercise of Mr. Radcliff's Repurchase Options was 21,200 with a value of $148,038 ($7.75 per share) net of the cost to exercise. Dividend equivalents are payable on all of the shares underlying Mr. Radcliff's Repurchase Options.

(10) Excludes options to purchase shares of Restricted Stock, which options have an exercise price equal to 10% of a share's fair market value on the date of grant. Such options are reported under the "Restricted Stock Awards" column of the Summary Compensation Table.

(11) Stock options granted in 1996 were canceled in 1997 and new options for the same number of shares were issued in 1997. See "--Executive Compensation Committee Report--Report on Repricing of Options" for additional information.

(12) In 1997 Messrs. Morton, Miniutti, Gavrelis and Radcliff received distributions from the cancellation of a Split Dollar Insurance Plan in the amounts of $29,746, $15,000, $10,000 and $10,000, respectively, as well as matching contributions to the Company's 401(k) Retirement and Savings Plan of $3,721, $4,000, $1,915 and $3,712, respectively.

(13) In 1996 Messrs. Morton, Gavrelis and Radcliff received matching contributions to the Company's 401(k) Retirement and Savings Plan of $3,570, $1,163 and $3,750, respectively. In addition, in 1996, Mr. Miniutti received an allowance for relocation expenses of $50,000.

(14) In 1995 Mr. Radcliff received matching contributions to the Company's 401(k) Retirement and Savings Plan of $3,332.

         The following table provides information regarding the stock options granted during 1997 to the Named Executive Officers:

                      Option Grants in Last Fiscal Year(1)

                                                 Individual Grants

                          Number of                                                       Potential Realizable
                          Securities       Percent of                                       Value at Assumed
                          Underlying      Total Options                                   Annual Rates of Stock
                           Options           Granted       Exercise                      Price Appreciation for
                           Granted         to Employees     Price       Expiration         Option Term ($)(2)
        Name                 (#)         in Fiscal Year      ($)           Date          ----------------------
                                                                                             5%($)    10%($)
C. Cammack Morton         300,000(3)           46.5          $5.625        4/1/07           1,061,260      2,689,44,
Patrick M. Miniutti       200,000(4)           31.0          $5.625        4/1/07             707,506      1,792,960
William H. Neville         50,000(5)            7.8          $7.50         9/7/07             235,835        597,653
Christopher G.             35,000(4)            5.4          $5.625        4/1/07             123,814        313,768
Gavrelis

(1) Excludes Repurchase Options, which options have an exercise price equal to 10% of a share's fair market value on the date of grant. Such options are reported under the "Restricted Stock Awards" column of the Summary Compensation Table.
(2) In accordance with SEC rules, these columns show gains that might exist for the respective options, assuming the market price of the Company's Common Stock appreciates from the date of grant over a period of ten years at annualized rates of five and ten percent, respectively. The actual value, if any, on stock option exercises will depend on the future performance of the Company?s Common Stock, as well as the option holders continued employment through the four-year vesting period. There can be no assurance that the value, if any, ultimately realized by the executive will be at or near the values shown above.
(3) 100,000 option shares vested upon grant with the remainder at 25% per year. These stock options represent the replacement of option shares issued in 1996 and canceled in 1997. See "-- Executive Compensation Committee Report -- Report on Repricing of Options" for additional information.
(4) 20% vested upon grant with the remainder at 25% per year. These stock options represent the replacement of option shares issued in 1996 and canceled in 1997. See ""-- Executive Compensation Committee Report--Report on Repricing of Options" for additional information.

         The following table sets forth certain information concerning the number of shares of Common Stock underlying options held by each of the Named Executive Officers and the value of such options at December 31, 1997:




                              Fiscal Year-End Option Values(1)



                                               Number of              Value of Unexercised
                                         Securities Underlying            In-the-money
                                          Unexercised Options              Options at
                                               at Fiscal                Fiscal Year-End
                                             Year-End (#)                     ($)

                                             Exercisable/                 Exercisable/
Name                                       Unexercisable (2)           Unexercisable (3)
----                                       -------------               -------------


C. Cammack Morton                           100,000/200,000             212,500/425,000
Patrick Miniutti                             40,000/160,000              85,000/340,000
William H. Neville                            10,000/40,000                2,500/10,000
Christopher G. Gavrelis                        7,000/28,000               14,875/59,500
Connell L. Radcliff                           43,400/19,850                       --/--

(1) Excludes Repurchase Options, which options have an exercise price equal to 10% of a share's fair market value on the date of grant. Such options are reported under the "Restricted Stock Awards" column of the Summary Compensation Table.
(2) Future exercisability is subject to vesting and the optionee remaining employed by the Company.
(3) Value is calculated by subtracting the exercise price from the fair market value of the securities underlying the option at fiscal year-end and multiplying the results by the number of in-the-money options held. Fair market value was based on closing market price of the Common Stock at December 31, 1997 ($7.75).

Employment Agreements

     Annual Compensation and Basic Terms. The Company is a party to employment agreements with Messrs. Morton, Miniutti, Gavrelis and Neville. The agreements with Messrs. Morton, Miniutti and Neville currently continue through February 29, 2001. The term is automatically extended for an additional year on March 1, 1999 and each year thereafter, subject to the right of either party to terminate as of the end of the then-existing three-year term by giving written notice at least 30 days before the March 1 extension date. The agreement with Mr. Gavrelis continues through March 1, 1999. If the employment of any executive is terminated due to the change of control of the Company, an additional two years will be added to the unexpired term of the respective agreements. Pursuant to their respective agreements, each executive is required to devote his entire business time to the Company and is prohibited from competing with the Company for a period of one year following termination of employment. The employment agreements provide for base annual cash salaries as follows: Mr. Morton - $330,000; Mr. Miniutti - $225,000; Mr. Neville - $225,000; and Mr. Gavrelis -
$170,000. In addition, Messrs. Morton and Miniutti receive Restricted Stock as part of their base annual compensation, based on an equivalent cash value of approximately $200,000 and $100,000, respectively. The number of restricted shares issued annually is adjusted on March 1st of each year based on the previous year-end market price of the stock. Such Restricted Stock is subject to a one-year cliff vest. The base annual salaries are subject to periodic increases based upon the performance of the Company and the executive. Messrs. Morton and Miniutti each agreed to take the raises in their base salaries for 1997 in the form of Restricted Stock, which is subject to a three-year cliff vest, in the amounts of 6,000 shares and 4,500 shares, respectively. In addition, they have agreed to take all future raises in the form of Restricted Stock subject to similar vesting provisions. If the employment of any executive is terminated without cause (as defined in the respective agreements), such executive will be entitled to the greater of (i) the base salary payable to the executive for the remainder of the then existing employment term or one year's base salary, (ii) in the case of Messrs. Morton, Miniutti and Neville, the product of the number of years representing the unexpired term of the agreement and an amount equal to the average bonus paid to such executive over the three years immediately prior to termination, and in the case of Mr. Gavrelis, a pro rata portion of any incentive compensation or bonus payable for the years of termination and (iii) certain other accrued benefits.

Long-Term Compensation. As of March 1, 1997, in recognition of the increases in their responsibilities and after consultation with an independent executive compensation consultant, the Independent Directors replaced the previous long-term incentive plan awards of 90,000 shares of Restricted Stock for Messrs. Morton and Miniutti with grants of 150,000 shares and 120,000 shares, respectively. These grants were issued pursuant to the Company's 1996 Restricted Stock Plan. These restricted shares vest in ten equal annual installments commencing on March 1, 1997, provided each executive continues to be employed by the Company. If the Company (i) does not extend the executive's employment agreement beyond its initial three-year term; or (ii) terminates the executive without cause (as defined in their respective employment agreements) all unvested shares of restricted stock will become fully vested. The executives will be entitled to receive dividends on only the vested shares. Mr. Neville was awarded 20,000 shares of Restricted Stock, which vests in three equal annual installments commencing March 1, 1998, provided he continues to be employed by the Company. Mr. Gavrelis was awarded 16,667 shares of Restricted Stock, which vest in three equal annual installments commencing December 14, 1996, provided that he continues to be employed by the Company.

         In addition, the employment agreements for Messrs. Morton, Miniutti, Neville and Gavrelis provide for the grant of options to purchase 300,000, 200,000, 50,000 and 35,000 shares of Common Stock, respectively. For information regarding such options, see the table captioned "Option Grants in Last Fiscal Year" above and "-- Executive Compensation Committee Report--Report on Repricing of Options" below.

Change in Control Arrangements

         Under the employment agreements, termination without cause includes any termination resulting from a change in control of the Company. The term change in control generally is defined under the employment agreements to include the first to occur of the following: (i) any person or group owns or controls 50% or more of the outstanding Common Stock, (ii) any person or group who owned less than 5% of the outstanding Common Stock on the date of the agreement owns 20% or more of the outstanding Common Stock or (iii) the stockholders of the Company approve a business combination that will result in a change in ownership of 20% or more of the outstanding Common Stock. Upon the occurrence of a change in control of the Company, all non-vested Restricted Stock will become immediately vested.

         In addition, upon the occurrence of a change in control of the Company (as defined in the Stock Incentive Plan), all non-vested stock options granted thereunder become immediately vested and exercisable in full. Change in control generally is defined under the Stock Incentive Plan to occur at such time as any person or group beneficially owns at least 25% of the outstanding Common Stock.

         Each of the five executive officers who have employment agreements with the Company have entered into waivers providing that the Lazard Investment and the Konover Transaction will not trigger any obligation under their employment agreements except to the extent that such transactions automatically extend the term of their employment agreements.

Executive Compensation Committee Report

     Executive Officer Compensation Policies. The goals of the Executive Compensation Committee (the "Committee") with respect to the compensation of the Company's executive officers are to (i) provide a competitive total compensation package that enables the Company to attract and retain qualified executives,
(ii) align the compensation of such executives with the Company's overall business strategies and (iii) provide each executive officer with a significant equity stake in the Company, which serves to align compensation with the interests of stockholders. To this end, the Committee determines executive compensation consistent with a philosophy of compensating executive officers based on their responsibilities and the Company's performance in attaining financial and non-financial objectives.

         The primary components of the Company's executive compensation program are: (i) base salaries, (ii) performance-based annual bonuses, (iii) stock options and (iv) restricted stock. The more senior the position the greater the compensation that varies with performance and the greater the portion that is in the form of options or restricted stock.

Base Salaries. Base salaries for the Companys Named Executive Officers, as well as changes in such salaries, are based upon recommendations of the Chief Executive Officer, taking into account such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the officer; and the length of the officer's service. Under the Chief Executive Officer's direction, the Chief Operating Officer reviews all salary recommendations with the Committee, which then approves or disapproves such recommendations. The Chief Executive Officer reviews any salary recommendations for the Chief Operating Officer with the Committee. The Committee has engaged a national executive compensation consultant for the purpose of obtaining comparative information and advice on each of the components of executive compensation. The Committee believes that the majority of the Company's executive officers are at or near the average for base salaries and total compensation as compared to that of the Company's peers. The Committee would like to increase base salaries to the 75th percentile level in the future. See Employment Agreements - Annual Compensation and Basic Terms.

Bonuses. Annual bonuses are determined under a Management By Objectives (MBO) plan based on Company and individual performance. The weighting between Company performance and individual performance is determined on the basis of position and responsibilities. Performance targets are determined for both Company performance and individual performance. Achieving the targets would ordinarily result in bonuses ranging from 5% to 60% of base salary, with maximum bonuses ranging from 10% to 70% of base salary for performance achievements greater than the targets. All officers of the Company receive 100% of their bonus in the form of restricted stock with a three-year cliff vest. In consideration therefor, each officer receives shares equal to 150% of the value of the appropriate cash bonus; the number of shares is determined using the total bonus amount divided by the stock price at the day of issuance.

Stock Options. The Company established an Employee Stock Incentive Plan ("The Stock Incentive Plan) in 1993 for the purpose of attracting and retaining the Company's executive officers and other employees. A maximum of 1,100,000 shares of Common Stock are currently reserved for issuance under the Stock Incentive Plan (see "Proposal Five" below relating to the proposed increase to 2,800,000 shares). The Stock Incentive Plan allows for the grant of incentive and nonqualified options (within the meaning of the Internal Revenue Code) that are exercisable at a price equal to the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceding the date of grant. All of the Company's executive officers are eligible to receive options to purchase shares of Common Stock granted under the Stock Incentive Plan. The Committee believes that stock option grants are a valuable motivating tool and provide a long-term incentive to management. The Committee also believes that issuing stock options to executives benefits the Company's stockholders by encouraging executives to own the Company's stock, thus aligning executive compensation with stockholder interests. Options for 645,000 shares were granted during 1997. (See Option Grants in Last Fiscal Year" above.)

Restricted Stock. The Company established a restricted stock plan (the "Restricted Plan") in 1996, reserving 350,000 shares of Common Stock for issuance thereunder, to give the Committee more flexibility in designing equity-based compensation arrangements to attract, motivate and retain executives and other key employees. Such equity-based compensation is designed to align more closely the financial interests of management with that of the stockholders. In 1998 and 1997, the Company reserved in the aggregate an additional 1,150,000 shares of Common Stock for issuance under the Restricted Plan. The Restricted Plan, which is administered by the Committee, provides for the grant of restricted stock awards to any new or existing employee of the Company, including executive officers. Awards under the Restricted Plan typically will be subject to various vesting schedules ranging from one to ten years from the date of grant. The Restricted Plan permits the Committee to customize the vesting schedule by deferring the commencement date, lengthening the vesting period and/or conditioning vesting upon the achievement of specified performance goals. During 1997, the Company granted 248,752 shares of Restricted Stock, net of replacement shares, to officers and other key employees.

         In 1997, the Company amended the Restricted Plan so that officers would not have to sell their shares of Restricted Stock to meet their tax obligations incurred upon the vesting of such shares. The amendment provides that Restricted Stock may be awarded to certain officers in the form of an option to purchase Restricted Stock at 10% of the market price of the Common Stock on the date of grant of the option. Under the Restricted Plan all of the officers' previously unvested shares of Restricted Stock as of November 11, 1997 were replaced with options to purchase such shares. The options vest on the same schedules as the shares of Restricted Stock that they replaced. Under the Restricted Plan, holders of options to purchase Restricted Stock will also be entitled to cash payments equal to the value of the dividends that would have been paid on the shares underlying such options. The executives may exercise the options at any time after vesting and within 15 years of the date of grant. All future grants to officers under the Restricted Plan will be in the form of an option to purchase Restricted Stock.

Chief Executive Officer's Compensation. C. Cammack Morton's compensation for 1997 as the Company's President and Chief Executive Officer consisted of an annual base cash salary of $330,000, which is subject to periodic increases in the form of Restricted Stock, subject to three-year cliff vesting, to be determined by the Committee in its discretion based upon (i) a qualitative and quantitative review of the performance of the Company (including consideration of factors such as funds from operations) and Mr. Morton and (ii) the compensation of executives with similar responsibilities employed by companies similar in size and generally considered to be comparable to the Company.
Mr. Morton has agreed to take such raises. In addition, Mr. Morton was granted 36,000 shares of Restricted Stock in 1997 as part of his base compensation, which had a market value at date of grant of $238,500. Such shares are subject to one-year (30,000 shares) and three-year (6,000 shares) cliff vesting. Also, consistent with the intent of the bonus plan discussed above, the Committee granted a bonus to Mr. Morton for 1997 in the form of an option to purchase 48,500 shares of Restricted Stock subject to a three-year cliff vest, which had a market value at date of grant of $338,288, net of a 10% exercise price. The bonus was based on the Companys exceeding the target increase in FFO for 1997.

Section 162(m) of the Internal Revenue Code. The Company does not expect Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), to affect the deductibility for federal income tax purposes of the compensation of the Company's executive officers in 1997. In the future, the Company intends to review periodically the applicability of Section 162(m) to the Company's compensation programs, including its potential impact on stock options and Restricted Stock awarded to executive officers, and, if considered appropriate, to develop a policy with respect to the Company's compliance with
Section 162(m).

Report on Reproaching of Options. The Executive Compensation Committee determined that the granting of new stock options to certain senior executives would promote its goals of aligning executive and stockholder interests and retaining qualified executives. However, due in part to the issuance of stock options to former officers, the Company did not have sufficient unreserved options under the Stock Incentive Plan to grant new stock options. Therefore, the Company requested that certain officers allow their previously granted stock options, of which in the aggregate 37% had vested, to be canceled in exchange for new options. The executive officers accepted the Company's re-issuance offer although their proportion of vested versus unvested stock options decreased by 28% on average.

                                                    Market Price                                                 Length of
                                    Number of       of Stock at                                                Original Option
                                   Securities         Time of              Exercise Price                     Term Remaining
                                   Underlying       Reproaching             at Time of          New            at Date of
                                Options Reprised   or Amendment            Reproaching or     Exercise        Reproaching or
Name                     Date    or Amended (#)         ($)                 Amendment ($)     Price ($)          Amendment
----                     ----    --------------   -------------            -------------     ----------          ---------
C. Cammack Morton       4/97              300,000           5.625       10.25              5.625      8.8 years
Patrick M. Miniutti     4/97              200,000           5.625       8.625              5.625      9.4 years
Christopher G.          4/97               35,000           5.625       10.25              5.625      8.8 years
Gavrelis
Michaela M. Twomey      4/97               35,000           5.625       8.875              5.625      9.4 years
Susan M. Cruse          4/97               25,000           5.625       10.25              5.625      8.8 years




The Executive Compensation Committee consists of John W. Gildea, Chairman, William D. Eberle, J. Richard Futrell, Jr., Robert O. Amick, and Theodore E. Haigler, Jr.

         The foregoing report should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such acts.

Compensation Committee Interlocks and insider Participation

         During 1997, the following individuals (none of whom was or had been an officer or employee of the Company) served on the Company's Executive Compensation Committee: Messrs. Gildea, Eberle, Futrell, Amick and Haigler. No member of the Executive Compensation Committee was or is an officer or employee of the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 23, 1998 by: (a) each Named Executive Officer; (b) each director; (c) current executive officers and directors as a group; and (d) each person or group known by the Company to beneficially own more than five percent of the Common Stock. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of Common Stock set forth opposite their name.




                                                           Amount and Nature of            Percent
                                                           Beneficial Ownership          of Class (1)
                                                           --------------------         --------------
           C. Cammack Morton........................                        214,715          1.5%
           Patrick M. Miniutti......................                        118,400           *
           William H. Neville.......................                         17,417           *
           Christopher G. Gavrelis..................                         19,671           *
           Connell L. Radcliff......................                        128,541           *
           Robert O. Amick..........................                          5,544           *




                                                           Amount and Nature of            Percent
                                                           Beneficial Ownership          of Class (1)
                                                           --------------------          ------------
           William D. Eberle........................                     6,095               *
           J. Richard Futrell, Jr...................                     5,044               *
           John W. Gildea...........................                   886,777(2)           5.9%
           Theodore E. Haigler, Jr..................                     5,354               *
           All current executive officers and
           directors as a group (12)................                 1,421,229              9.1%
           Jeffrey B. Citron........................                   807,222(3)           5.4%
           Prometheus Southeast Retail LLC(4).......                 2,350,000             16.5%


(1) An asterisk (*) indicates less than one percent. The total number of shares outstanding used in calculating this percentage assumes that (i) no options to purchase shares of Common Stock are exercised; (ii) no warrants to purchase shares of common stock are exercised and (iii) no shares of Preferred Stock are converted to shares of Common Stock; provided that the following shares of Common Stock are deemed outstanding: (x) those Isabel within 60 days upon exercise of options or warrants held by the persons(s) shown in this table and (y) those Isabel upon conversion of Preferred Stock held by the person(s) shown in this table.
(2) Includes (i) 4,000 shares held by Mr. Glide's spouse as custodian for their children as to which Mr. Gildea has sole voting power only and as to which he disclaims beneficial ownership, (ii) 111,111 shares of Common Stock presently Isabel upon conversion of Preferred Stock as to which Mr. Gildea has sole voting and dispositive power, and (iii) 766,666 shares of Common Stock presently issuable upon conversion of Preferred Stock and warrants owned by Network Fund III, Ltd. (Network), with respect to which Mr. Gildea has shared dispositive power only. Mr. Gildea is a director of Network and a Managing Director of Gildea Management Company, which has an investment advisory agreement with Network.
(3) Includes 547,222 shares issuable upon conversion of outstanding preferred stock and 260,000 shares issuable upon conversion of outstanding warrants. Jeffery B. Citrin possesses only investment control with respect to 272,222 of such shares. Mr. Citrin's address is 950 Third Avenue, 17th Floor, New York, New York 10022. Information based on Schedule 13D dated July 22, 1996.
(4) As discussed at "Proposal Two," Investor purchased 2,350,000 shares on March 23, 1998 pursuant to the Stock Purchase Agreement. If the Stockholders approve Proposal Two, Investor will be obligated to purchase an additional 18,602,632 shares of Common Stock. Assuming no other changes in the number of outstanding shares of Common Stock, the Investor would then own 62.6% of the outstanding shares of Common Stock. Investor's address is 30 Rockefeller Plaza, 63rd Floor, New York, New York 10020.


Item 13.  Certain Relationships and Related Transactions


        During 1993, the Company acquired a 19 acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this transaction resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive officer, agreeing to permit the Company to satisfy a $0.6 million asset valuation issue by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement (see "Item 11 -- Executive Compensation -- Severance Agreements") or by the acceptance from Mr. Fleming of some other cash or value equivalent. The Company has recently entered into an agreement with Mr. Fleming to sell to him the 19 acre land tract for the sum of $750,000 which would satisfy the asset valuation issue. The consummation of this transaction is secured by the unpaid severance amounts due to Mr. Fleming. Also in settling the terms of Mr. Fleming's severance and non-competition restrictions, $0.25 million of his severance was applied to certain advertising expenses incurred by the Company. During the fourth quarter of 1997, the Company sold to Mr. Fleming, the 19 acre tract for the sum of $750,000, which substantially satisfied the asset valuation issues.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements are filed as part of the report:




                                                                                    Page
                                                                                   ------

                  Reports of independent auditors                                       F-2

                  Consolidated balance sheets as of December 31, 1997 and 1996          F-4

                  Consolidated statements of operations for the years ended
                  December 31, 1997, 1996 and 1995                                      F-5

                  Consolidated statements of stockholders' equity for years
                  ended December 31, 1997, 1996 and 1995                                F-6


                  Consolidated statements of cash flows for the years

                  ended December 31, 1997, 1996 and 1995                                F-7

                  Notes to consolidated financial statements                            F-8




(a)(2) Included with this report is the following consolidated financial statement schedule:


                  Schedule III - Real Estate and Accumulated Depreciation              F-23

                  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)  Included with this report are the following exhibits:

                              FAC 10K Exhibit List

Exhibit #                 Title

  3.1     Amended and Restated Articles of Incorporation (1)

  3.2     Amended and Restated Bylaws of the Company

  3.3 Amended and Restated Agreement of Limited Partnership of the Operating Partnership

  4.1     Specimen Common Stock Certificate

  4.2     Warrant Agreement between the Company and Blackacre (2)

  4.3     Warrant Agreement between the Company and Blackacre (2)

  4.4 Warrant Agreement between the Company and National Union Fire Insurance Company of Pittsburgh (2)

  4.5     Warrant Agreement between the Company and Network Fund III, Ltd. (2)

  4.6 Indenture by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee, and Fleet Management and Recovery Corporation, as master servicer (3)

  4.7 Master Servicing Agreement by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee(FN1), and Fleet Management and Recovery Corporation, as master servicer (3)

  4.8     Specimen copies of the various types of Class A, B, C and R Notes (3)

  4.9 Mortgage Note given by FSA Properties, Inc., as maker, in favor of the Travelers Insurance Company, as payee (3)

  4.10 Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents by and between FSA Properties, Inc., as mortgagor, and The Travelers Insurance Company, as mortgagee (3)

----------
(FN1) Bank One, Columbus, resigned as trustee effective December 10, 1997, and the issuer has appointed First Union National Bank as the successor trustee effective December 10, 1997.

  4.11 Gap Note given by FSA Properties, Inc., as maker, in favor of The Travelers Insurance Company, as payee (3)

  4.12 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (4)

  4.13 Loan Agreement Between FAC Mortgage LLC as Borrower and Nomura Asset Capital Corporation as Lender

  4.14 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders

  10.1    Employment Agreement between the Company and C. Cammack Morton

  10.2    Employment Agreement between the Company and Patrick M. Miniutti

  10.3    Employment Agreement between the Company and William H. Neville

  10.4    Employment Agreement between the Company and Sona A. Thorburn

  10.5    Employment Agreement between the Company and Christopher G. Gavrelis

  10.6 Factory Stores of America, Inc. Amended and Restated 1993 Employee Stock Option Plan (4)

  10.7    1995 Outside Directors' Stock Award Plan

  10.8    Factory Stores of America, Inc. 1996 Restricted Stock Plan (4)

  10.9    Restricted Stock Agreement between the Company and C. Cammack Morton

  10.10   Restricted Stock Agreement between the Company and Patrick M. Miniutti

  10.11   Restricted Stock Agreement between the Company and Christopher G.
          Gavrelis

  10.12   Incentive Stock Option Agreement Between the Company and C. Cammack
          Morton

  10.13 Incentive Stock Option Agreement between the Company and Patrick M. Miniutti

  10.14 Nonqualified Stock Option Agreement between the Company and Patrick M. Miniutti

  10.15 Line of Credit Agreement between FAC Realty, Inc. and Nomura Asset Capital Corporation, dated February 19, 1997 (5)

  10.16 First Amendment to the Master and Exchange Option Agreement, dated as of March 16, 1998 by and among the Company, FAC Realty, L.P. and the Contributors listed therein (6)

  10.17 Assignment of Interest in Master Agreement and Exchange Option Agreement, and Consent of Limited Partners dated December 22, 1997 (6)

  10.18 Exchange Option Agreement dated as of October 1, 1997, by and among Carolina FAC, Limited Partnership, FAC Realty, Inc. and the Owners of the Properties and Interests listed therein (6)

  10.19 Master Agreement, dated as of October 1, 1997, by and among FAC Realty, Inc., Carolina FAC, Limited Partnership, and the other signatories listed therein (6)

  10.20 Amended and Restated Stock Purchase Agreement, dated as of March 23, 1998, between the Company and the Investor (6)

  10.21 Stockholders Agreement, dated February 24, 1998, among the Company and the Investor (6)

  10.22 Registration Rights Agreement, dated February 24, 1998, between the Company and the Investor (6)

  10.23 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Investor (6)

  21.1    Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young, LLP

  23.2    Consent of Arthur Anderson, LLP

  27.1    Financial Data Schedule (electronic filing only)

  27.2    Restated 1996 Financial Data Schedules (electronic filing only)

  27.3 Restated Fourth Quarter 1997 Financial Data Schedule (electronic filing only)

----------

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491).

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 22, 1995.

(4) Incorporated herein by reference to the Company's annual report on Form 10K for the year ended December 31, 1996.

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 19, 1997.

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998.

Signatures



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FAC Realty Trust, Inc.



                                             /s/ C. Cammack Morton
                                            ---------------------------------
                                            C. Cammack Morton, President,
                                            Chief Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on 15th of April, 1998.



   C. Cammack Morton
   ---------------------                                               Director, President and
   C. Cammack Morton                                                   Chief Executive Officer
                                                                       (principal executive officer)
   Patrick M. Miniutti
   ---------------------                                               Director, Exec. Vice President and
   Patrick M. Miniutti                                                 Chief Financial Officer
                                                                       (principal financial officer and
                                                                       accounting officer)

   Robert O. Amick
   ---------------------                                               Director
   Robert O. Amick


   William D. Eberle                                                   Director
   ---------------------
   William D. Eberle


   J. Richard Futrell, Jr.
   ----------------------                                              Director
   J. Richard Futrell, Jr.

   Theodore E. Haigler, Jr.
   ------------------------                                            Director
   Theodore E. Haigler, Jr.

   John W. Gildea
   ------------------------                                            Director
   John W. Gildea


                             FAC REALTY TRUST, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Auditors.......................................................................F-2 - F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996..........................................F-4

Consolidated Statements of Operations for the years ended December 31, 1997,
   1996 and 1995......................................................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and1995....................................................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995...................................................................F-7

Notes to Consolidated Financial Statements............................................................F-8

Schedule III - Real Estate and Accumulated Depreciation...............................................F-23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FAC Realty Trust, Inc.:


We have audited the accompanying consolidated balance sheet of FAC Realty Trust, Inc. (a Maryland corporation) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FAC Realty Trust, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit of FAC Realty Trust, Inc. was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III included with consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule as of, and for the year ended December 31, 1997, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP



Raleigh, North Carolina,
February 11, 1998 (except for the matters discussed in Note 15, as to which date is March 31, 1998).

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
FAC Realty Trust, Inc.


We have audited the accompanying consolidated balance sheet of FAC Realty Trust, Inc. as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FAC Realty Trust, Inc. at December 31, 1996 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Raleigh, North Carolina,
January 31, 1997, except for the first paragraph of Note 11 and the last two sentences of the first paragraph of Note 13 as to which the date is March 27, 1997.

                              FAC REALTY TRUST, INC
                           CONSOLIDATED BALANCE SHEETS




                                                                                             DECEMBER 31,
                                                                                       1997                  1996
                                                                              --------------------------------------------
                                                                                            (IN THOUSANDS)
                                                         ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                          $      81,233          $    77,011
   Buildings and improvements                                                          292,726              259,383
   Deferred leasing and other charges                                                   21,366               17,635
                                                                              --------------------------------------------
                                                                                       395,325              354,029
   Accumulated depreciation and amortization                                           (50,134)             (36,027)
                                                                              --------------------------------------------
                                                                                       345,191              318,002
   Properties under development                                                          6,456                2,538
   Properties held for sale                                                             12,490               11,438
   Investment in joint ventures                                                          4,283                    -
 OTHER ASSETS:
   Cash and cash equivalents                                                             4,872                7,034
   Restricted cash                                                                       3,858                3,860
   Tenant and other receivables                                                          7,167                5,864
   Deferred charges and other assets                                                     8,851                9,876
   Notes receivable                                                                     10,458                    -
                                                                              ============================================
                                                                                 $     403,626             $358,612
                                                                              ============================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                     $     232,575          $   173,695
   Unsecured senior notes                                                                    -                7,420
   Other unsecured notes                                                                   197                2,542
   Capital lease obligations                                                             1,131                  826
   Accounts payable and other liabilities                                                6,796                9,537
                                                                              --------------------------------------------
                                                                                       240,699              194,020
                                                                              --------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, and              19,162               19,162
     800,000 issued and outstanding in 1997 and 1996
   Stock purchase warrants                                                                   9                    9
   Common stock, $0.01 par value, 45,000,000 shares authorized and                         119                  121
     11,904,182 and 12,100,955 issued and outstanding in 1997 and 1996, respectively
   Additional paid-in capital                                                          145,332              147,346
   Accumulated deficit                                                                 (1,416)                -
   Deferred compensation - Restricted Stock Plan                                         (279)              (2,046)
                                                                              --------------------------------------------
                                                                                       162,927              164,592
                                                                              ============================================
                                                                                 $     403,626          $   358,612
                                                                              ============================================

SEE ACCOMPANYING NOTES.

                             FAC REALTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             YEAR ENDED DECEMBER 31,
                                                                     1997              1996              1995
                                                              -------------------------------------------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
RENTAL OPERATIONS:
   Revenues:
      Base rents                                                  $     38,535       $    34,099      $    34,584
         Percentage rents                                                  755               633              616
      Property operating cost recoveries                                12,726            11,757           11,065
      Other income                                                       1,710               681              864
                                                              -------------------------------------------------------
                                                                        53,726            47,170           47,129
                                                              -------------------------------------------------------
   Property operating costs:
      Common area maintenance                                            6,609             5,864            5,549
      Utilities                                                          1,173             1,074              939
      Real estate taxes                                                  5,863             5,098            4,733
      Insurance                                                            616               684              589
      Marketing                                                          1,294             1,001            1,838
         Other                                                             116               254                -
                                                              -------------------------------------------------------
                                                                        15,671            13,975           13,648
   Depreciation and amortization                                        15,652            13,802           11,900
                                                              -------------------------------------------------------
                                                                        31,323            27,777           25,548
                                                              -------------------------------------------------------
                                                                        22,403            19,393           21,581
                                                              -------------------------------------------------------
OTHER EXPENSES:
   General and administrative                                            6,397             6,199           15,279
   Interest                                                             16,436            14,175           10,903
                                                              -------------------------------------------------------
                                                                        22,833            20,374           26,182
                                                              -------------------------------------------------------
                                                                         (430)              (981)          (4,601)
                                                              -------------------------------------------------------
PROPERTY ADJUSTMENTS:
   Adjustment to carrying value of assets                                    -            (5,000)          (8,500)
                                                              -------------------------------------------------------
                                                                                          (5,981)          (8,500)
                                                              -------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                                            (430)           (5,981)         (13,101)
   Extraordinary loss on early extinguishment of debt                     (986)             (103)               -
                                                              =======================================================
NET LOSS                                                          $     (1,416)      $    (6,084)     $   (13,101)
                                                              =======================================================
LOSS BEFORE EXTRAORDINARY ITEM APPLICABLE TO COMMON
   STOCKHOLDERS                                                   $       (430)      $      (6,349)   $   (13,101)
                                                              =======================================================

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss before extraordinary item applicable to common
   stockholders                                                   $      (0.04)      $    (0.54)      $    (1.11)
   Extraordinary item                                                    (0.08)           (0.01)                -
                                                              =======================================================
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $      (0.12)      $    (0.55)      $    (1.11)
                                                              =======================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                    11,824            11,817           11,814
                                                              =======================================================


SEE ACCOMPANYING NOTES.

                             FAC REALTY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                   CONVERTIBLE      STOCK                      ADDITIONAL
                                                 PREFERRED STOCK  PURCHASE     COMMON STOCK  PAID IN CAPITAL    ACCUMULATED
                                                                  WARRANTS                                        DEFICIT
                                                ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                    $          -    $       -     $     118      $      203,222  $         -
   Issuance of directors stock awards                      -            -             -                  18            -
   Net loss                                                -            -             -                   -      (13,101)
   Common dividends declared ($2.52  per share)            -            -             -             (42,872)      13,101
                                                ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                               -            -           118             160,368            -
   Issuance of convertible preferred stock            19,162            -             -                   -            -
   Issuance of directors stock awards                      -            -             -                  29            -
   Issuance of restricted stock awards                     -            -             4               3,334            -
   Issuance of stock purchase warrants                     -            9             -                   -            -
   Compensation under restricted stock plan                -            -             -                   -            -
   Cancellation of restricted stock awards                 -            -            (1)               (899)           -
   Net loss                                                -            -             -                   -       (6,084)
   Preferred dividends declared ($.46 per                  -            -             -                (368)            -
     share)
   Common dividends declared ($.75 per share)              -            -             -             (15,118)       6,084
                                                ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                          19,162            9           121             147,346            -
                                                ----------------------------------------------------------------------------
   Issuance of directors stock awards                      -            -             -                  45            -
   Issuance of restricted stock awards                     -            -             3               2,600            -
   Compensation under restricted stock plan,               -            -             -                   -            -
   net
   Cancellation of restricted stock award                  -            -            (2)             (1,641)           -
   Exchange of restricted stock for options to
   repurchase restricted stock                             -            -            (3)             (2,641)           -
   Repurchase of common stock                              -            -             -                (377)           -
   Net loss                                                -            -             -                   -       (1,416)
                                                ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                    $     19,162    $ 9           $     119      $      145,332  $    (1,416)
                                                ============================================================================




                                                        DEFERRED
                                                      COMPENSATION
                                                    RESTRICTED STOCK
                                                          PLAN              TOTAL
                                                  ---------------------------------------
BALANCE AT DECEMBER 31, 1994                        $             -         $ 203,340
   Issuance of directors stock awards                             -                18
   Net loss                                                       -           (13,101)
   Common dividends declared ($2.52  per share)                   -           (29,771)
                                                  ---------------------------------------
BALANCE AT DECEMBER 31, 1995                                      -           160,486
   Issuance of convertible preferred stock                        -            19,162
   Issuance of directors stock awards                             -                29
   Issuance of restricted stock awards                       (3,338)                -
   Issuance of stock purchase warrants                            -                 9
   Compensation under restricted stock plan                     392               392
   Cancellation of restricted stock awards                      900                 -
   Net loss                                                       -            (6,084)
   Preferred dividends declared ($.46 per                         -              (368)
     share)
   Common dividends declared ($.75 per share)                     -            (9,034)
                                                  ---------------------------------------
BALANCE AT DECEMBER 31, 1996                                 (2,046)          164,592
                                                  ---------------------------------------
   Issuance of directors stock awards                           -                  45
   Issuance of restricted stock awards                       (2,603)                -
   Compensation under restricted stock plan,                    493               493
   net
   Cancellation of restricted stock award                     1,643                 -
   Exchange of restricted stock for options to
   repurchase restricted stock                                2,234              (410)
   Repurchase of common stock                                   -                (377)
   Net loss                                                     -              (1,416)
                                                  ---------------------------------------
BALANCE AT DECEMBER 31, 1997                        $          (279)  $       162,927
                                                  =======================================



SEE ACCOMPANYING NOTES.

                              FAC REALTY TRUST, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             YEAR ENDED DECEMBER 31,
                                                                     1997             1996             1995
                                                               ----------------------------------------------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $    (1,416)      $    (6,084)    $   (13,101)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Adjustment to carrying value of assets                              -             5,000           8,500
       Depreciation and amortization                                  15,652            13,802          11,900
       Extraordinary loss on early extinguishment of debt                986               103               -
       Amortization of deferred financing costs                        1,562             1,422           1,552
       Compensation under restricted stock plan                          493               392               -
       Net changes in:
         Tenant and other receivables                                 (1,303)             (619)            828
         Deferred charges and other assets                               139               122           3,968
         Accounts payable and other liabilities                       (3,151)           (6,489)          8,431
                                                               ----------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   12,962             7,649          22,078
                                                               ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in income-producing properties                        (15,025)          (18,234)        (46,048)
    Acquisition of  income-producing properties                      (32,421)                -               -
    Investment in joint ventures                                      (4,283)                -               -
    Increase in notes receivable                                     (10,458)                -               -
    Change in restricted cash                                              2               946          (4,806)
                                                               ----------------------------------------------------
          NET CASH USED IN  INVESTING ACTIVITIES                     (62,185)          (17,288)        (50,854)
                                                               ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt on income properties                           135,856             5,061         139,672
    Proceeds from exchangeable notes                                        -            20,000              -
    Proceeds from other debt                                                -             9,580             582
    Deferred financing charges                                         (1,947)           (2,289)         (4,361)
    Debt repayments                                                   (86,516)           (1,936)        (71,294)
    Payable related to acquisition of properties                            -                 -         (11,737)
    Repurchase of common stock                                           (360)                -               -
    Distributions to stockholders                                           -           (15,427)        (23,746)
    Other                                                                  28                29              18
                                                               ----------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    47,061            15,018          29,134
                                                               ----------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (2,162)            5,379             358
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          7,034             1,655           1,297
                                                               ====================================================
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $   4,872         $   7,034       $   1,655
                                                               ====================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for
    interest (net of interest capitalized of $1,525
    in 1997, $1,974 in 1996 and $2,567 in 1995)                     $  14,505         $  15,347       $   9,848
                                                               ====================================================
    Dividend declared not paid                                      $       -         $       -       $   6,025
                                                               ====================================================



SEE ACCOMPANYING NOTES.

                             FAC REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

FAC Realty Trust, Inc. (the "Company"), formerly Factory Stores of America, Inc., and FAC Realty, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership and operation of community and outlet shopping centers. The Company's revenues are primarily derived from real estate leases with national, regional and local retailing companies.

On December 17, 1997, the following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, inc. into its Maryland subsidiary, FAC Realty Trust, Inc. (the "Company"). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT)"). The Company then contributed to FAC Properties, L.P., a Delaware, limited partnership (the "Operating Partnership") substantially all of its assets and liabilities, except for legal title to 18 properties, which remains in a wholly owned subsidiary of the Company. In exchange for the Company's assets, the Company received limited partnership interest ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns substantially all of its assets (either directly or through subsidiaries) through the Operating Partnership such that a Unit is economically equivalent to a share of the Company's common stock.

An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of stock to acquire properties, which provides an advantage over non-UPREIT entities.

As of December 31, 1997, the properties owned by the Company consist of: (1) 28 community shopping centers in 15 states aggregating approximately 3,090,000 square feet; (2) 10 outlet centers in 9 states aggregating approximately 2,120,000 square feet; (3) two outlet centers aggregating approximately 150,000 square feet and one former factory outlet center which has been converted to commercial office use with approximately 150,000 square feet that are held for sale; and (4) approximately 182 acres of outparcel land located near or adjacent to certain of the Company's centers and are being marketed for lease or sale.

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

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Minority interests in entities that are not wholly owned are not significant. All significant intercompany balances have been eliminated in consolidation.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

INCOME-PRODUCING PROPERTIES

Income-producing properties are recorded at cost less accumulated depreciation. Included in such costs are acquisition, development, construction and tenant improvement expenditures, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations and represents direct costs of the development department which meet the definition of "indirect costs" in Statement of Financial Accounting Standards (SFAS) No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

Depreciation is provided utilizing the straight-line method over the estimated useful life of 31.5 years for building and improvements, 5 to 15 years for land improvements.

Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

Substantially all of the income-producing properties have been pledged to secure the Company's debt.

The Company periodically reviews its income producing properties for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable.

Properties under development include costs related to new development and expansions in process totaling approximately $6.5 million and $2.5 million at December 31, 1997 and 1996, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and to complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges operations for the costs of unsuccessful development projects.

PROPERTIES HELD FOR SALE

As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the pending disposition of those assets now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in 1996 and 1995, the Company recorded a non-cash $5.0 million and $8.5 million adjustment to the carrying value of the properties held for sale. The Company continues to operate the properties and has begun the process of marketing these properties. As of December 31, 1997, two of the properties held for sale are under contract.

After recording the $5.0 million and $8.5 million valuation adjustment in 1996 and 1995, respectively, the net carrying value of assets currently being marketed for sale at December 31, 1997 and 1996 are $12.5 million and $11.4 million, respectively. There is also $12.2 million of debt associated with these properties held for sale.

The following summary financial information pertains to the properties held for sale for the year ended December 31 (in thousands):

                                1997           1996           1995
                                ----           ----           ----
Revenues                     $  1,100     $     2,100       $   3,000
Net loss  after  operating
and interest expenses        $  (1,100)    $   (1,000)      $     (500)
                            ============= =============== ==============

INTEREST COSTS

Interest costs are capitalized related to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $1.5 million, $2.0 million and $2.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of miscellaneous interest income on cash and escrow deposit balances.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

In connection with the sale of the $95 million securitized debt offering, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers. Such holdback amounts were approximately $3.9 million at December 31, 1997 and 1996.

REVENUE RECOGNITION

The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in tenant and other receivables in the accompanying balance sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales that are recognized ratably on an estimated basis throughout the year. In addition, certain leases provide for additional rents based on a percentage of sales volume above a specified breakpoint and reimbursement of real estate taxes, insurance, advertising, utilities and certain common area maintenance (CAM) costs. These additional rents are reflected on the accrual basis. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, insurance and CAM costs, the Company has allocated a portion of the rental amount to tenant recoveries.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amounts allocated to property operating cost recoveries from base rent were $3.8 million in 1997, $3.1 million in 1996 and $3 million in 1995. For tenants who are not obligated to pay directly or reimburse the Company for utility costs related to their store, the Company has allocated a portion of their rental revenue to offset the utility expense.

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

ENVIRONMENTAL MATTERS

Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. In accordance with a certain mortgage agreement, the Company has placed in escrow $281,000 to be used, if necessary, to perform possible remediation work on a property.

EARNINGS/(LOSS) PER COMMON SHARE

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings per share ("EPS") and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted-average number of shares outstanding. Diluted EPS reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares"). All prior periods presented have been restated. For the years ended December 31, 1997, 1996 and 1995, basic and diluted EPS are computed based on a weighted-average number of shares outstanding of 11,824,000, 11,817,000 and 11,814,000, respectively. Potential common shares have been excluded from diluted EPS for 1997, 1996 and 1995 because the effect would be antidilutive.

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

DIVIDENDS

During 1996 and 1995, distributions were paid of $0.75 per share and $2.52 per share, respectively. The ordinary income, return of capital and long-term gain portions of such distributions for each year are indicated in the table below:

                                     1996             1995
                                ---------------- ---------------
Ordinary income                        24.7%              0.0%
Return of capital                      74.9              98.8
Long-term gains                         0.4               1.2
                                ================ ===============
                                      100.0%           100.0%
                                ================ ===============

There were no dividends paid or accrued for the year ended December 31, 1997.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain 1996 and 1995 financial statement amounts have been reclassified to conform with 1997 classifications. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

3.       INVESTMENT  IN JOINT VENTURES

The Company and Atlantic Real Estate Corporation ("ARC") jointly created a limited liability company named Atlantic Realty LLC ("Atlantic") to develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop nearly one million square feet, including outparcels over the next several years. The Company and ARC own Atlantic equally, with the Company serving as managing member overseeing its operations. The investment in Atlantic will be accounted for under the equity method of accounting. As of December 31, 1997, Atlantic had purchased land and building for development totaling approximately $3.5 million and did not have any other operations. Atlantic had total assets of approximately $3.7 million and debt of approximately $2.3 million at December 31, 1997.

The Company has entered into a joint venture with an unrelated third party, known as Mount Pleasant FAC, LLC, to develop a 425,000 square foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin May, 1998, with completion targeted for May, 1999. As of December 31, 1997, the Company has invested $2.8 million in this joint venture. This 50% investment in the joint venture will be accounted for under the equity method of accounting. The joint venture had approximately $2.8 million of assets and $0.6 of debt at December 31, 1997. The joint venture had no other operations.

4.       DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets, net of accumulated amortization of $4,267 and $2,892 at December 31, 1997 and 1996 as of December 31, are summarized as follows (in thousands):

                                                 1997                 1996
                                         ---------------------------------------
   Deferred financing costs, net            $     5,531        $       5,915
   Prepaid expenses                                 248                  518
   Other assets, net                              3,072                3,443
                                         =======================================
                                            $     8,851          $     9,876
                                         =======================================

DEFERRED FINANCING COSTS

Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized on a straight line basis over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

OTHER ASSETS

During 1993, as part of the VF acquisition (see Note 12), the Company acquired a favorable lease agreement for land and buildings which has been capitalized as an intangible asset. This asset is being amortized over the remaining life of the lease. The carrying value of the intangible asset, approximating $2.8 and $3.1 million at December 31, 1997 and 1996, respectively, is reviewed if the facts and circumstances suggest that it may be impaired. If such a review indicates that the carrying amount of the asset may not be recoverable, the Company will reduce the carrying value by the amount of the impairment.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       NOTES RECEIVABLE

In December 1997, the Company advanced $8.5 million to Konover & Associates South ("Konover") (see Note 15) which was used to prepay certain Konover debt on a shopping center at a discount. The note receivable is secured by the shopping center and will be repaid upon the purchase of the shopping center from Konover. Additionally, in October, 1997, the Company advanced $2.3 million to the partners in ARC who control certain land parcels which the Company plans to co-develop in joint ventures with ARC (see Note 3). The note receivable is secured by the partners' interest in properties to be acquired by the Company (see Note 11) and will be converted to equity in the joint ventures formed.

6.   DEBT ON INCOME PROPERTIES

Debt on income properties consists of the following at December 31 (in thousands):



                                                                                           1997           1996
                                                                                       ----------------------------
$150,000 credit facility with Nomura Asset Capital Corporation, interest at a rate of
   LIBOR  plus 2.25% (7.9% at December 31, 1997) (a)                                   $ 134,545     $      -
Class A Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $104 to $173 determined using various parameters plus weighted average monthly interest payments at 7.51%.  Unpaid principal and accrued interest
   due June, 2002 (b)                                                                      54,583      55,907
Class B Mortgage Notes - monthly interest payments at 7.87% with entire balance
   due June, 2002 (b)                                                                      20,000        20,000
Class C Mortgage Notes - monthly interest payments at 8.4% with entire balance due
   June, 2002 (b)                                                                          17,000        17,000
Note payable to a financial institution with 45 monthly principal and interest payments of approximately $59 with interest of prime rate (8.5% at December
   31, 1997) plus 2 1/4% with entire balance repaid from proceeds from PSR
   funding (see Note 15)                                                                    5,711         5,788
$2,500 credit facility with a financial institution, interest at prime rate plus 1/2%         736           -
$75,000 credit facility with a financial institution repaid in February 1997 (c)              -          75,000
                                                                                       ----------------------------
                                                                                       $ 232,575     $ 173,695
                                                                                       ============================

(a) The Company obtained a $150 million credit facility with Nomura Asset Capital Corporation ("Nomura") in February 1997. The credit facility with Nomura is secured by 21 of the Company's centers plus an assignment of excess cash flow from the properties held by FSA Properties, Inc. The Nomura credit facility is for a term of 2 years with a 1 year renewal option. The proceeds from the credit facility were used to fund acquisitions, expansions of existing centers, repay indebtedness, and fund operating activities, including the purchase of the common stock. The indebtedness repaid included $75 million of debt on income properties, $7.5 million of unsecured senior notes and $2.0 million of other unsecured notes outstanding at December 31, 1996. As a result of this transaction, the Company expensed the unamortized deferred financing costs of $986,000 related to its previous credit facility as an extraordinary item in the accompanying consolidated statements of operations for the year ended December 31, 1997. The new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage. All financial convenants were satisfactorily met for the year ended December 31, 1997. The balance was repaid in part subsequent to December 31, 1997 and 11 centers were released as collateral to secure the new permanent facility (see Note 15).

(b) In 1995, the Company's wholly owned subsidiary, FSA Finance, Inc. closed a $95 million rated debt securitization (the "Mortgage Notes"). The total offering of $95 million consisted of $58 million of Class A Mortgage Notes rated "AA"; $20 million of Class B Mortgage Notes rated "A"; and $17 million of Class C Mortgage Notes rated "BBB". The Mortgage Notes are secured by a cross-collateralized mortgage which covers 18 factory outlet centers owned by FSA Properties, Inc.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   DEBT ON INCOME PROPERTIES (CONTINUED)

(b) Mortgage Notes are subject to Optional Redemption (as defined) in whole or in part on any payment date beginning on June 1, 1998. Any Optional Redemption occurring on or prior to December 1, 2001 is subject to the payment of a yield maintenance premium.

(c) In April, 1996, the Company closed on a $75 million credit facility from Bank One, Dayton, The facility was used to refinance the Company's existing credit line and repay $5 million in short-term promissory notes. As a result, the Company expensed the unamortized deferred financing costs of $103,000 as an extraordinary item in the accompanying consolidated statements of operations for the year ended December 31, 1996.

Combined aggregate principal maturities of notes payable are as follows (in thousands):

         1998                                   $    8,007
         1999                                      136,226
         2000                                        1,810
         2001                                        1,952
         2002                                       84,580
                                              =================
                                                $  232,575
                                              =================

The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

7.    CONVERTIBLE PREFERRED STOCK AND UNSECURED SENIOR NOTES

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

Holders of the Exchangeable Notes, subject to certain conditions, were required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes, upon stockholder approval of necessary amendments to the Company's Certificate of Incorporation and authorization of the Series A Preferred. Each share of Series A Preferred is convertible into shares of the Company's Common Stock at a conversion price equal to the lower of $9 per share or the 30-day average price of the Company's Common Stock following an announcement by the Company of the initial funding, subject to certain limitations. Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    CONVERTIBLE PREFERRED STOCK AND UNSECURED SENIOR NOTES (CONTINUED)

On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred Stock in exchange for notes with an aggregate principal amount of $20 million (net of issue cost of $838,000). The 800,000 shares of the Series A Preferred Stock are convertible, at the option of the holders, into an aggregate of 2,222,222 shares of the Company's Common Stock. No dividends were accrued or paid on the Series A Preferred Stock in 1997.

On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, $2.5 million of the Senior Notes were placed at 100% of their face amount. In March 1997, the Company repaid the Senior Notes at their face amounts from the proceeds of the Nomura credit facility.

In connection with the issuance of the Exchangeable Notes and the initial $5 million of Senior Notes, on April 3, 1996 the Company issued the holder detachable warrants for the purchase of 200,000 shares of Common Stock of the Company. Each warrant entitles the holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50 per share, subject to adjustment under certain conditions. The warrants were valued at an aggregate value of $6,000 at the issuance date. The $2.5 million of Senior Notes have detachable warrants for the purchase of 100,00 shares of Common Stock of the Company that were issued with terms and conditions similar to the existing Senior Notes, except that each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share. These warrants were valued at an aggregate value of $3,000 at the issuance date.

8.       STOCK OPTION AND COMPENSATION PLANS

EMPLOYEE STOCK INCENTIVE PLAN

The Company has established a stock option plan which provides for the issuance of 1,100,000 shares through the grant of qualified and nonqualified options to officers and employees at exercise prices not less than market value on the date of grant. Generally, options vest proportionately over a period of four to five years from the date of grant and are exercisable for 10 years from the date of grant.

A summary of changes in outstanding options is as follows:



                                               1997                     1996                    1995
                                      ------------------------ ----------------------- ------------------------
                                                   AVG. PRICE               AVG.                    AVG. PRICE
                                        SHARES                   SHARES       PRICE      SHARES
                                      ------------ ----------- ------------ ---------- ------------ -----------
Balance, beginning of year              1,047,500  $   15.01       432,500  $   22.72      330,500  $    23.00
         Options granted, at market       645,000  $    5.78       615,000  $   23.00      102,000  $    21.50
         Canceled                       (949,250)  $   13.43        -           -           -           -
         Exercised                              -      -            -           -           -           -
                                      ============ =========== ============ ========== ============ ===========
Balance, end of year                      743,250  $    9.29     1,047,500  $   15.01      432,500  $    22.65
                                      ============ =========== ============ ========== ============ ===========

Exercisable, end of year                  281,800  $   13.14       512,820  $   13.14      317,080  $    22.72
                                      ============ =========== ============ ========== ============ ===========

Weighted   Average   Fair  Value  of
Options Granted During the Year                    $    4.80                $    5.34               $    11.32
                                      ============ =========== ============ ========== ============ ===========


                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       STOCK OPTION AND COMPENSATION PLANS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1997:



                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      ------------------------------------------------ --------------------------
                                                Weighted Average
                                             Remaining Contractual
  Exercise Prices           Shares               Life in Years                  Shares
--------------------- -------------------- --------------------------- --------------------------
   $  23.00                 123,250                   5.5                        114,200
   $  21.50                  18,000                   7.1                          7,200
   $   7.50                  50,000                   9.3                         10,000
   $   5.63                 552,000                   9.8                        150,400
                      --------------------                             --------------------------
                            743,250                                              281,800
                      ====================                             ==========================


The fair value of each option granted in 1997, 1996, and 1995 is estimated using the Black-Scholes option pricing model with the following assumptions:



                                                  1997                 1996                 1995
                                          -------------------- -------------------- --------------------
             Dividend yield                         0.00%                0.00%               0.00%
             Expected volatility                  10.40%               10.40%              10.40%
             Risk-free interest rate                6.80%                6.99%               7.74%
             Expected life in years                  5                   10                  10

RESTRICTED STOCK PLAN

The Company's shareholders' approved a restricted stock plan in 1996 whereby the Company can award up to 500,000 shares of common stock to employees. Generally, awards under the plan vest at the end of the restriction period, which is typically three years. The awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows (in thousands, except share amounts):



                                                                              1997              1996
                                                                        ---------------- ------------------
          Number of restricted shares awarded                                   444,852             42,592
          Award date - average fair value per share                            $   6.62           $  10.73
          Number of restricted shares exchanged for options to
              repurchase restricted stock                                       390,884                 -
          Restricted shares repurchased                                          17,353                 -
          Restricted shares outstanding at December 31, 1997                     79,207             42,592
          Annual expense, net                                                  $    493            $  392
                                                                        ================ ==================

On November 11, 1997, the Company adopted a plan whereby members of the Company's executive management exchanged a total of 390,884 shares of restricted stock previously awarded to them for the right to repurchase such shares. Holders of these repurchase rights have no voting rights, but are entitled to receive a dividend equivalent, an amount equal to any cash dividends paid to common stockholders. Recipients of the repurchase rights may exercise their rights at any time beginning the date the restricted stock subject to the repurchase right becomes vested and ending 15 years from the date of vesting. The exercise price is 10% of the fair market value of the restricted stock subject to the repurchase right determined on the date of grant of the repurchase right. At December 31, 1997, no repurchase rights were exercisable.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       STOCK OPTION AND COMPENSATION PLANS (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

During 1997, the Company adopted an Employee Stock Purchase Plan (ESPP) to provide all full-time employees an opportunity to purchase shares of its common stock through payroll deductions over a six-month subscription period. A total of 25,000 shares are available for award under this plan. The purchase price is equal to 85% of the fair market value on either the first or last day of the subscription period, which ever is lower. The initial subscription period began July 1, 1997 and ended on December 31, 1997 on which date 6,530 shares of common stock were issued to employees at a price of $5.21 per common share.

PRO FORMA INFORMATION

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its stock option, restricted stock, and employee stock purchase plan. Had the Company elected to recognize compensation cost for these plans based on the fair value at the date of grant, as prescribed by SFAS No. 123, net income and net income per share would have been reduced by the pro forma amounts indicated in the table below (in thousands, except per share amounts):


                                       1997                        1996                        1995
                            --------------------------- --------------------------- ---------------------------
                              REPORTED      PROFORMA      REPORTED      PROFORMA      REPORTED      PROFORMA
                            ------------- ------------- ------------- ------------- ------------- -------------
Net loss available to
   common stockholders      $ (1,416)      $  (2,481)    $  (6,349)     $(7,481)      $(13,101)    $ (13,860)
Net loss per share          $  (0.12)      $   (0.21)    $   (0.55)    $  (0.63)      $  (1.11)     $   (1.17)

OTHER PLANS

The Company offers the FAC Realty Trust, Inc. 401(k) and Profit Sharing Plan (the "Plan"), a tax qualified defined contribution plan to its employees. The Plan covers substantially all employees of the Company who have attained 21 years of age and completed at least one year of service. Eligible employees may elect to contribute 1% to 15% of their compensation to the Plan. The Company may elect to match a certain percentage of each employees contribution and may also elect to make a profit sharing contribution. For the years ended December 31, 1997, 1996 and 1995, the Company contributed $102,579, $64,084 and $59,710, respectively, as a matching contribution and there was no profit sharing contribution made by the Company.

9.       LEASES

The Company leases certain signage and equipment under capital lease agreements which expire beginning in 1998 through 2007. Amortization of assets acquired through capital leases is included with depreciation and amortization expense in the accompanying statements of operations.

The Company leased an airplane under an operating lease beginning in January 1994 through December 1995. Total lease payments under this lease were approximately $659,000 for the year ended December 31, 1995. As of December 31, 1995, the lease was canceled at a cost of approximately $180,000.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       LEASES (CONTINUED)

Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 1997, are as follows (in thousands):



                                                                        CAPITAL           OPERATING
                                                                        LEASES              LEASES
                                                                  ---------------------------------------
     1998                                                              $     404           $     356
     1999                                                                    304                 276
     2000                                                                    280                 206
     2001                                                                    248                 154
     2002                                                                    167                 100
     Thereafter                                                               48                  72
                                                                  ---------------------------------------
                                                                           1,451           $   1,164
                                                                                      ===================
     Less amounts representing interest ranging from 8% to 13%               320
                                                                  ====================
     Present value of minimum lease payments                           $   1,131
                                                                  ====================

10.  TENANT LEASE AGREEMENTS

The Company is the lessor of retail stores under operating leases with initial terms that expire from 1998 to 2017. Many leases are renewable for five years at the lessee's option.

Expected future minimum rents to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 1997, are as follows (in thousands):

         1998                                                     $     35,659
         1999                                                           30,998
         2000                                                           24,748
         2001                                                           18,281
         2002                                                           14,048
         Thereafter                                                     28,806
                                                              =================
                                                                  $    152,540
                                                              =================

For the years ended December 31, 1997, 1996 and 1995 rental revenue from a single major tenant, VF Corporation, comprised approximately 11%, 14% and 14%, respectively, of total rental revenue.

11.   ACQUISITIONS

On March 27, 1997, the Company purchased five community centers located in the Raleigh, North Carolina area for $32.3 million. Pro forma results of operations for the years ended December 31, 1997 and 1996 are set forth below which assume the acquisition of the five properties aggregating 606,000 square feet of retail and office space had been completed as of January 1, 1996. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1996, nor does it purport to represent results of operations of future periods (in thousands, except for per share data).

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    ACQUISITIONS (CONTINUED)



                                                   PRO FORMA YEAR ENDED DECEMBER 31,
                                                      1997                   1996
                                             ---------------------- -----------------------
                                                  (Unaudited)             (Unaudited)
                                             ---------------------- -----------------------
Revenues                                       $       55,019             $   52,302
Property Operating Costs                               16,042                 15,279
   Depreciation                                        15,854                 14,610
   General and administrative                           6,422                  6,338
   Interest                                            17,062                 16,678
   Property sales and adjustments                        -                     4,963
                                             ====================== =======================
LOSS BEFORE EXTRAORDINARY ITEM                 $          (361)           $   (5,566)
                                             ====================== =======================
LOSS PER SHARE                                 $         (0.03)           $   (0.47)
                                             ====================== =======================

        On October 7, 1997, the Company entered into an agreement to purchase nine shopping centers located in North Carolina and Virginia, totaling 1.0 million square feet, and to assume third party management of an additional 1.2 million square feet of community shopping centers. The centers to be purchased are valued at $63.3 million. The purchase of the shopping centers was subject to the final approval of respective partnerships holding the properties which has been received, as well as holders of mortgage notes on the shopping centers which has been received on all properties except for one. The remaining shopping center will be managed by the Company until either approval is received or the mortgage is retired.

        In exchange for their equity ownership interests in the community centers, the sellers will receive approximately 1.2 million share-equivalent partnership units in the Operating Partnership and approximately $2.9 million in cash. The number of Units to be issued to the sellers was based on a $9.50 price per share of the Company's Common Stock. Of the Units to be issued, approximately 0.5 million will remain unissued until the completion of certain performance requirements and the acquisition of the remaining shopping center noted above. As part of the purchase price, the Company will also assume approximately $49.4 million of primarily fixed rate debt on the properties to be acquired.

As of October 1997, the Company has been managing the properties and, in return, receives a management fee, as defined. In 1997, the Company recorded net management fees of approximately $300,000 (see Note 15).

12.      COMMITMENTS AND CONTINGENCIES

Under the terms of its 1993 purchase agreement to acquire the VF Properties from VF Corporation, the Company committed to expand certain of these properties by an aggregate of at least 320,000 square feet in the 36 months following the acquisition. Through December 31, 1996, the Company completed eight expansions totaling approximately 303,000 square feet. On December 10, 1996, the Company and VF Factory Outlet, Inc. ("VFFO"), an operating subsidiary of VF Corporation, entered into an Amendment and Waiver Agreement ("Amendment Agreement") whereby the requirement to complete the final two expansions was waived. The Company remained obligated to pay a tenant allowance for two centers and will provide for VFFO's benefit nine additional billboards at three center locations selected by VFFO for at least three years ending July, 2000. Pursuant to the Amendment Agreement, the obligation, under the terms of the original commitment, to pay $9.5 million to VF Corporation in the event all of the expansions were not completed as planned, has been extinguished. In 1997, the Company paid VFFO $2,016,000 for tenant allowances (see Note 4).

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is currently in the pre-development and marketing stage for a property located in Lake Carmel, New York. If the appropriate tenant interest is obtained and the appropriate agreements, permits and approvals have been received, the Company intends to commence construction in the Fall of 1998.

On July 19 and October 30, 1996, two purported class action lawsuits were filed in the United States District Court for the Eastern District of North Carolina against the Company, its former chairman and chief executive officer, J. Dixon Fleming, Jr., and a former president of the Company David A. Hodson. The complaints sought certification of a class consisting of all persons (with certain exclusions) who purchased common stock of the Company between December 16, 1993 and April 17, 1996, inclusive (the "Class Period"). The complaints alleged that, during the Class Period, defendants made certain false or misleading statements to the public concerning (1) earnings and funds from operations; (2) the Company's ability to maintain dividends at prior levels; (3) the alleged maintenance of dividends through borrowings rather than funds from operations; (4) the Company's ability to close a proposed acquisition; (5) the alleged purchase of certain properties from affiliates of the individual defendants at inflated prices; and (6) alleged improper accounting practices. The cases were consolidated and the Company filed motions to dismiss both lawsuits.

In November, 1997, the court granted the motions to dismiss and entered judgment for defendants. The time for plaintiffs to file appeals has expired without appeal.

The Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business. Management does not expect the resolution of these matters to have a significant impact on the Company's financial position or results of operations.

13.      OTHER RELATED PARTY TRANSACTIONS

During 1993, the Company acquired a 19-acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this and other transactions resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive Officer, agreeing to permit the Company to satisfy certain asset valuation issues by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement or by the acceptance from Mr. Fleming of some other cash or value equivalent. In 1997, the Company entered into an agreement with Mr. Fleming and sold to him the 19-acre land tract for the sum of $750,000.

In 1997, J. Dixon Fleming, Jr. resigned as Chairman and Chief Executive Officer of the Company. Pursuant to his three year employment agreement entered into on December 15, 1995, he was entitled to a lump sum distribution of the value of the remaining term of the agreement. The Company charged $767,000 to general and administrative expense in 1996 for the remaining value of his contract.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    14.        TERMINATED ACQUISITION

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

Subsequent to the termination of the Agreements, RRI for itself on behalf of OPERS made a demand for payment with respect to a $5 million promissory note (the "Note") issued by the Company in connection with its proposed purchase of the OPERS' centers and the management and business operations of RRI's Charter Oak Group, Ltd. The Note was payable only upon the concurrence of certain conditions relating to the termination of the Agreements and the Company asserted that certain of the required conditions were not met. After an unsuccessful attempt at mediation of the dispute, RRI filed for binding arbitration of the matter to settle the dispute. Following the arbitration hearing held in late April 1997, the Company agreed to pay $2.9 million to RRI on behalf of related entities of OPERS in settlement of all outstanding issues between the Company and OPRES/RRI relating to the terminated merger. The Company recorded a charge of $1.7 million in December 1995 in connection with the termination. The remaining $1.2 million of the $2.9 million settlement, plus an estimate for the Company's legal fees was charged to operations in 1997. All amounts due to OPERS/RRI have been paid.

15.      SUBSEQUENT EVENTS

On January 7, 1998, the Company completed the purchase of a 55,909 square foot shopping center located in Danville, VA. This Food Lion anchored center was purchased for $3.1 million.

On February 24, 1998, Prometheus Southeast Retail, LLC, ("PSR") a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC entered into a definitive agreement with the Company to make a $200 million strategic investment in the Company. PSR has committed to purchase $200 million in newly issued common shares of the Company at a purchase price of $9.50. The investment will be made in stages through the end of 1999 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. On March 23, 1998, the Company received the first installment totaling $22.3 million which represents 2,350,000 common shares. Upon completion of funding, PSR will own an equity interest in the Company of approximately 60%, on a fully diluted basis, not including any further issuance of Units for transactions under contract or transactions the Company may enter into in the future. As part of the transaction, three representatives of Lazard will be nominated to the Company's Board of Directors, bringing the total number of directors to nine.

On February 24, 1998, the Company announced the execution of definitive agreements with Konover, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity consisting of the issuance of Units at $9.50 per unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum.

As part of the transaction, the Company intends to operate under the name "Konover Property Trust". The Company will remain listed on the New York Stock Exchange and intends to change its ticker symbol, from FAC to KPT pending formal approval by shareholders in June, 1998. Additionally, the current employees of Konover will join the Company as a result of the transaction. The new employees include development, leasing, property management, administrative and accounting professionals. The Company will continue to operate the Konover office in Boca Raton due to its strategic location in the Southeast.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      SUBSEQUENT EVENTS (CONTINUED)

Simon Konover, founder of Konover & Associates, a $500 million real estate plus company headquartered in West Hartford, Connecticut, will become Chairman of the Board of the Company upon completion of the transaction. He will not be an executive officer of the Company.

On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing the $150 million revolving credit facility. The loan is at an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain outstandings on the $150 million Nomura credit facility.

As of March 31, 1998, seven of the nine centers discussed in Note 11 had closed. An eighth center is expected to close in second quarter of 1998. The ninth and final center will be managed by the Company and is expected to be acquired in the year 2000. The loan assumption fee is currently unreasonable, however, the loan is prepayable in the year 2000.

16.      QUARTERLY INFORMATION (UNAUDITED)

Selected quarterly financial data for the four quarters in 1997 and 1996 is as follows (in thousands, except per share data)




                                                                              QUARTER ENDED
                                                   --------------------------------------------------------------------
                                                      MARCH 31        JUNE 30        SEPTEMBER 30       DECEMBER 31
                                                   --------------------------------------------------------------------
1997:
    Total revenue                                    $  11,922       $  13,475       $    13,614         $    14,715
                                                   ====================================================================

    Net (loss) income applicable
       to common shareholders                        $   (2,422)     $     119       $       329         $       558
                                                   ====================================================================

    Basic earnings (loss) per common share:
      (Loss) income before extraordinary items       $  (0.12)       $    0.01       $      0.03         $     0.04
      Extraordinary item                                (0.08)              -             -                    -
                                                   ====================================================================
      Net (loss) income                              $  (0.20)       $    0.01       $      0.03         $     0.04
                                                   ====================================================================

    Diluted earnings (loss) per common share:
      (Loss) income before extraordinary item        $  (0.12)       $    0.01       $      0.02         $     0.04
      Extraordinary item                                (0.08)           -                -                    -
                                                   ====================================================================
      Net (loss) income                              $  (0.20)       $    0.01       $      0.02         $     0.04
                                                   ====================================================================

1996:
    Total revenue                                    $  11,261       $   11,736      $    12,065         $    12,108
                                                   ====================================================================
     Net income (loss) applicable
     to common shareholders                          $     412       $     (94)      $         (510)     $   (6,260)
                                                   ====================================================================

BASIC AND DILUTED Earnings per common share:
     Income (loss) before extraordinary items        $    0.03       $   (0.01)     $      (0.04)        $    (0.52)
     Extraordinary item                                   -              -                    -               (0.01)
                                                   ====================================================================
     Net income (loss)                               $    0.03     $ (0.01)         $      (0.04)        $    (0.53)
                                                   ====================================================================

                             FAC REALTY TRUST, INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997


----------------------------------------------------------------------------------------------------------------------------

                                                        Cost Capitalized       Adjustment to Net     Gross Amount at which
                                 Initial Cost to          Subsequent to        Realizable Value       Carried at Close of
                                 Companany                 Acquisition                                       Period
----------------------------------------------------------------------------------------------------------------------------

Description        Encumbrances     Land    Bldg. and    Land    Bldg.         Land      Bldg. and      Land     Bldg. and
                                            Imprvmts.            and                     Imprvmts.               Imprvmts.
                                                                 Imprvmts.
----------------------------------------------------------------------------------------------------------------------------
Boaz, AL            5,193,054       34,998    42,004      4,232  1,138,129                             39,230     1,180,133

----------------------------------------------------------------------------------------------------------------------------
Casa Grande, AZ     5,751,418    2,220,397 10,557,446              390,154  (1,362,190)  (6,037,810)  858,207     4,909,790

----------------------------------------------------------------------------------------------------------------------------
Mesa, AZ            2,986,648    1,399,858 7,060,705     47,797  3,379,757                           1,447,655   10,440,462

----------------------------------------------------------------------------------------------------------------------------
Tucson, AZ          1,117,314      772,231 3,572,837     20,215    156,035                            792,446     3,728,872

----------------------------------------------------------------------------------------------------------------------------
Lathrop, CA         5,711,373    2,842,636 7,048,844             1,465,246  (1,148,083)  (3,751,917) 1,694,553    4,762,173

----------------------------------------------------------------------------------------------------------------------------
Vacaville, CA      35,675,827   30,008,142 49,464,506              872,040                           30,008,142  50,336,546

----------------------------------------------------------------------------------------------------------------------------
Graceville, FL      2,539,121      556,765 2,544,654               201,068                            556,765     2,745,722

----------------------------------------------------------------------------------------------------------------------------
Lake Park, GA       3,806,559    1,128,056 4,801,250                39,827                           1,128,056    4,841,077

----------------------------------------------------------------------------------------------------------------------------
West Frankfort,       952,464      471,041 2,130,358                 8,945                            471,041     2,139,303
IL
----------------------------------------------------------------------------------------------------------------------------
Story City, IA      2,646,945      601,802 2,737,481     22,653  2,032,760                            624,455     4,770,241

----------------------------------------------------------------------------------------------------------------------------
Carrollton, KY      1,034,889      340,190 1,555,641                70,865                            340,190     1,626,506

----------------------------------------------------------------------------------------------------------------------------
Georgetown, KY      8,722,314      937,490 6,510,116                40,761                            937,490     6,550,877

----------------------------------------------------------------------------------------------------------------------------
Hanson, KY            833,406      308,876 1,408,641                 3,300                            308,876     1,411,941

----------------------------------------------------------------------------------------------------------------------------
Arcadia, LA         1,263,847      404,864 1,856,173      3,492  1,561,120                            408,356     3,417,293

----------------------------------------------------------------------------------------------------------------------------
Iowa, LA            3,443,524      627,061 2,860,591             2,382,847                            627,061     5,243,438

----------------------------------------------------------------------------------------------------------------------------
Kittery, ME         2,108,930      355,080 2,485,826                98,547                            355,080     2,584,373

----------------------------------------------------------------------------------------------------------------------------
Branson, MO        13,486,815    5,702,365 24,600,479    31,999    686,237                           5,734,364   25,286,716

----------------------------------------------------------------------------------------------------------------------------
Lebanon, MO         2,142,765      403,915 1,889,710                16,109                            403,915     1,905,819

----------------------------------------------------------------------------------------------------------------------------
Tupelo, MS           1,424,309      430,765 1,956,158     11,484  1,106,554                            442,249     3,062,712

----------------------------------------------------------------------------------------------------------------------------
Nebraska City, NE   2,457,878      400,684 1,813,050     16,225  1,728,151                            416,909     3,541,201
----------------------------------------------------------------------------------------------------------------------------

Las Vegas, NV       9,826,865    7,158,719 18,761,605              162,387                           7,158,719   18,923,992

----------------------------------------------------------------------------------------------------------------------------
Conway, NH            701,910      324,652 2,277,122               107,941   (151,997)   (1,048,003)  172,655     1,337,060

----------------------------------------------------------------------------------------------------------------------------
Lake George, NY     1,815,483      975,466 4,441,445               328,567                            975,466     4,770,012

----------------------------------------------------------------------------------------------------------------------------
Smithfield, NC     24,553,566       77,667 9,064,651   1,262,314 7,290,072                           1,339,981   16,354,723

----------------------------------------------------------------------------------------------------------------------------
Crossville, TN      2,665,068      519,239 2,415,619     11,389  2,255,001                            530,628     4,670,620

----------------------------------------------------------------------------------------------------------------------------
Nashville, TN      25,877,039    5,947,579 10,078,170   665,849  5,024,214                           6,613,428   15,102,384

----------------------------------------------------------------------------------------------------------------------------
Tri-Cities, TN      3,340,193      353,983 5,648,812    651,897     26,479                           1,005,880    5,675,291

----------------------------------------------------------------------------------------------------------------------------
Union City, TN        970,781      296,580 1,343,859      2,983     88,011                            299,563     1,431,870

----------------------------------------------------------------------------------------------------------------------------
Corsicana, TX       1,172,219      336,335 1,533,169                37,892                            336,335     1,571,061

----------------------------------------------------------------------------------------------------------------------------
Hempstead, TX       1,235,241      375,487 1,711,282   (99,997)     20,000                            275,490     1,731,282

----------------------------------------------------------------------------------------------------------------------------
LaMarque, TX        7,647,188    4,066,414 11,864,248               26,711                           4,066,414   11,890,959

----------------------------------------------------------------------------------------------------------------------------
Livingston, TX      1,474,727      354,381 1,615,979                35,331                            354,381     1,651,310

----------------------------------------------------------------------------------------------------------------------------
Mineral Wells, TX   1,487,331      315,944 1,441,675                 2,819                            315,944     1,444,494

----------------------------------------------------------------------------------------------------------------------------
Sulphur Springs,    2,357,042      512,898 2,326,326         62     88,308                            512,960     2,414,634
TX
----------------------------------------------------------------------------------------------------------------------------
Draper, UT          3,330,163      718,188 4,294,019     54,556  4,286,444                            772,744     8,580,463

----------------------------------------------------------------------------------------------------------------------------
North Bend, WA      9,597,907    8,428,229 12,052,296    41,432  13,542,535                          8,469,661   25,594,831

----------------------------------------------------------------------------------------------------------------------------
Eastgate, NC          736,000      688,256 3,153,235   (416,436)     4,310                            271,820     3,157,545

----------------------------------------------------------------------------------------------------------------------------
Tower, NC           4,487,202      659,677 4,459,411      7,087     67,106                            666,764     4,526,517

----------------------------------------------------------------------------------------------------------------------------
Northridge, NC      7,966,044    1,428,493 8,872,975     14,774    102,472                           1,443,267    8,975,447

----------------------------------------------------------------------------------------------------------------------------
Gateway, NC         3,062,894      816,566 3,246,925      8,628     32,619                            825,194     3,279,544

----------------------------------------------------------------------------------------------------------------------------
MacGregor, NC       6,667,781    1,428,513 7,694,110     14,742     89,251                           1,443,255    7,783,361

----------------------------------------------------------------------------------------------------------------------------
                   224,272,044  85,730,482 255,193,403 2,377,377 50,996,922 (2,662,270) (10,837,730) 85,445,589 295,352,595
----------------------------------------------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------------

                                                                              Life on
                                                                              Which
                                                                              Depreciation
                                                                              in Latest
----------------------------------------------------------------------------  Income
                                                                              Statements
Description                      Total     Accumulated  Date of      Date     if
                                           Depreciation Construction Acquired Computed
                                                                                 (1)
-----------------------------------------------------------------------------------------
Boaz, AL                        1,219,363      224,514                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Casa Grande, AZ                 5,767,997    1,482,293                1994    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Mesa, AZ                       11,888,117    1,478,046                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Tucson, AZ                      4,521,318      548,286                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Lathrop, CA                     6,456,726      564,141                1994    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Vacaville, CA                  80,344,688    7,065,284                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Graceville, FL                  3,302,487      391,731                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Lake Park, GA                   5,969,133    2,035,470                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
West Frankfort,                 2,610,344      308,527                1993    5-31.5
IL                                                                               yrs.
-----------------------------------------------------------------------------------------
Story City, IA                  5,394,696      582,748                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Carrollton, KY                  1,966,696      228,231                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Georgetown, KY                  7,488,367    1,532,353                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Hanson, KY                      1,720,817      203,579                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Arcadia, LA                     3,825,649      558,650                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Iowa, LA                        5,870,499      778,227                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Kittery, ME                     2,939,453      299,903                1993    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Branson, MO                    31,021,080    1,649,746                1995    5-31.5
                                                                                 yrs.
-----------------------------------------------------------------------------------------
Lebanon, MO                     2,309,734      281,594                1993    5-31.5
-----------------------------------------------------------------------------------------
Tupelo, MS                      3,504,961      387,316                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Nebraska City, NE              3,958,110      455,907                1993    5-31.5
-----------------------------------------------------------------------------------------
                                                           yrs.
Las Vegas, NV                 26,082,711    2,666,995                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Conway, NH                     1,509,715      230,560                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Lake George, NY                5,745,478      491,518                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Smithfield, NC                17,694,704    4,377,840                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Crossville, TN                 5,201,248      785,367                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Nashville, TN                 21,715,812    2,366,330                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Tri-Cities, TN                 6,681,171    1,555,967                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Union City, TN                 1,731,433      207,867                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Corsicana, TX                  1,907,396      224,199                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Hempstead, TX                  2,006,772      246,694                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
LaMarque, TX                  15,957,373    1,632,396                1994    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Livingston, TX                 2,005,691      234,544                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Mineral Wells, TX              1,760,438      213,454                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Sulphur Springs,               2,927,594      349,440                1993    5-31.5
TX                                                                              yrs.
-----------------------------------------------------------------------------------------
Draper, UT                     9,353,207    1,259,813                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
North Bend, WA                34,064,492    3,479,677                1993    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Eastgate, NC                   3,429,365       81,001                1997    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Tower, NC                      5,193,281      114,990                1997    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Northridge, NC                10,418,714      232,987                1997    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
Gateway, NC                    4,104,738       86,311                1997    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
MacGregor, NC                  9,226,616      204,561                1997    5-31.5
                                                                                yrs.
-----------------------------------------------------------------------------------------
                             380,798,184  42,099,057
-----------------------------------------------------------------------------------------



(1) Buildings and improvements are depreciated based on a 15-31.5 year life. Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 to 10 years.

(2) Aggregate cost of the real estate property for federal income tax purposes is approximately $304, 877,000.

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The changes in total real estate for years ended December 31, 1997, 1996 and 1995 are as follows:



                                                      1997                 1996                 1995
                                              ---------------------------------------------------------------
Balance, beginning of period                    $   345,890,739    $     340,166,756    $  308,586,835
Developed or acquired properties                     30,619,827           10,339,504         24,819,456
Improvements                                          6,550,712              547,694         15,474,668
Adjustment to net realizable value                            -           (5,000,000)        (8,500,000)
Sales                                                (2,263,094)            (163,215)          (214,203)
                                              ---------------------------------------------------------------
Balance, end of period                         $    380,798,184    $     345,890,739    $  340,166,756
                                              ===============================================================

The changes in accumulated depreciation for years ended December 31, 1997, 1996 and 1995 are as follows:



                                                      1997                 1996                 1995
                                              ---------------------------------------------------------------
Balance, beginning of period                    $   31,198,623     $     20,386,741     $    12,561,252
Developed or acquired properties                     7,561,802            8,865,743           6,857,428
Improvements                                         3,684,308            1,946,139             968,061
Sales                                                 (345,676)                   -                   -
                                              ---------------------------------------------------------------
Balance, end of period                           $  42,099,057     $     31,198,623     $    20,386,741
                                              ===============================================================


         FAC REALTY TRUST, INC.
         1997 QUALIFIED EMPLOYEE STOCK PURCHASE PLAN



         FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997
         TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Executive Compensation Committee
of the Board of Directors of
FAC Realty Trust, Inc.:


We have audited the accompanying statement of net assets available for plan benefits of FAC Realty Trust, Inc. 1997 Qualified Employee Stock Purchase Plan as of December 31, 1997, and the related statement of changes in net assets available for plan benefits for the period from inception (July 1, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of FAC Realty Trust, Inc. 1997 Qualified Employee Stock Purchase Plan at December 31, 1997, and the changes in net assets available for plan benefits for the period from inception (July 1, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/ Arthur Andersen LLP
                                             -----------------------
                                             Arthur Andersen LLP
Raleigh, North Carolina,
    April 9, 1998.

                             FAC REALTY TRUST, INC.
                        1997 QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                             AS OF DECEMBER 31, 1997












RECEIVABLE FROM FAC REALTY TRUST, INC.                             $34,081
                                                                   =======

NET ASSETS AVAILABLE FOR PLAN BENEFITS                             $34,081
                                                                   =======







                 The accompanying notes to financial statements
                     are an integral part of this statement.

                             FAC REALTY TRUST, INC.
                        1997 QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS PERIOD ENDED FROM INCEPTION (JULY 1, 1997) TO DECEMBER 31, 1997







EMPLOYEE CONTRIBUTIONS                                                $34,081
                                                                      -------

NET INCREASE                                                           34,081

NET ASSETS AVAILABLE FOR PLAN BENEFITS, beginning of period                 0

                                                                      -------
NET ASSETS AVAILABLE FOR PLAN BENEFITS, end of period                 $34,081
                                                                      =======


             The accompanying notes to financial statements
                are an integral part of this statement.

                             FAC REALTY TRUST, INC.
                        1997 QUALIFIED EMPLOYEE STOCK PURCHASE PLAN

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



1.  BASIS OF PRESENTATION:


The accompanying financial statements of the FAC Realty Trust, Inc. 1997 Qualified Employee Stock Purchase Plan (the Plan) have been prepared on the accrual basis.



2. PLAN DESCRIPTION AND SUMMARY OF SIGNIFICANT PLAN PROVISIONS:


The Board of Directors of FAC Realty Trust, Inc. (the Company) adopted the Plan on May 29, 1997. The Plan became effective as of July 1, 1997. The maximum number of shares available under the Plan is 50,000, subject to certain adjustments, as defined.


The purpose of this Plan is to provide the Company's employees with an additional opportunity to share in the ownership of the Company. Under terms of the Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock of the Company at 85 % of the lower of the fair market value as of the beginning or end of the six-month offering periods, which commence on January 1 and July 1.


Contributions to the Plan are maintained by the Company in a non-interest bearing account until such time as the participant exercises the option to purchase shares of Common Stock from his or her available contributions, or withdraws from the account. Employee contributions, which represent all net Plan assets, are considered general assets of the Company and may be subject to the claims of creditors.


The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended which relates to qualification of certain pension, profit-sharing and stock bonus plans.


All costs to administer the Plan are paid by the Company.



3.  SUBSEQUENT EVENT:


On January 2, 1998, 6,530 shares of common stock of the Company were purchased by the Plan and such shares were transferred to an independent broker that holds the shares in the name of the respective employees.

                                 SIGNATURE PAGE

FAC Realty Trust, Inc. 1997 Qualified Employee Stock Purchase Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the members of the Executive Compensation Committee have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FAC REALTY TRUST, INC. 1997 QUALIFIED
EMPLOYEE STOCK PURCHASE PLAN

By:                                                   Date:

/s/ John W. Gildea
    --------------                                    April 15, 1998
    John W. Gildea
    Chairman of the Executive Compensation Committee

                              FAC 10K Exhibit List

Exhibit #                 Title

  3.1     Amended and Restated Articles of Incorporation (1)

  3.2     Amended and Restated Bylaws of the Company

  3.3 Amended and Restated Agreement of Limited Partnership of the Operating Partnership

  4.1     Specimen Common Stock Certificate

  4.2     Warrant Agreement between the Company and Blackacre (2)

  4.3     Warrant Agreement between the Company and Blackacre (2)

  4.4 Warrant Agreement between the Company and National Union Fire Insurance Company of Pittsburgh (2)

  4.5     Warrant Agreement between the Company and Network Fund III, Ltd. (2)

  4.6 Indenture by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee, and Fleet Management and Recovery Corporation, as master servicer (3)

  4.7 Master Servicing Agreement by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee(FN1), and Fleet Management and Recovery Corporation, as master servicer (3)

  4.8     Specimen copies of the various types of Class A, B, C and R Notes (3)

  4.9 Mortgage Note given by FSA Properties, Inc., as maker, in favor of the Travelers Insurance Company, as payee (3)

  4.10 Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents by and between FSA Properties, Inc., as mortgagor, and The Travelers Insurance Company, as mortgagee (3)

----------
(FN1) Bank One, Columbus, resigned as trustee effective December 10, 1997, and the issuer has appointed First Union National Bank as the successor trustee effective December 10, 1997.

  4.11 Gap Note given by FSA Properties, Inc., as maker, in favor of The Travelers Insurance Company, as payee (3)

  4.12 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (4)

  4.13 Loan Agreement Between FAC Mortgage LLC as Borrower and Nomura Asset Capital Corporation as Lender

  4.14 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders

  10.1    Employment Agreement between the Company and C. Cammack Morton

  10.2    Employment Agreement between the Company and Patrick M. Miniutti

  10.3    Employment Agreement between the Company and William H. Neville

  10.4    Employment Agreement between the Company and Sona A. Thorburn

  10.5    Employment Agreement between the Company and Christopher G. Gavrelis

  10.6 Factory Stores of America, Inc. Amended and Restated 1993 Employee Stock Option Plan (4)

  10.7    1995 Outside Directors' Stock Award Plan

  10.8    Factory Stores of America, Inc. 1996 Restricted Stock Plan (4)

  10.9    Restricted Stock Agreement between the Company and C. Cammack Morton

  10.10   Restricted Stock Agreement between the Company and Patrick M. Miniutti

  10.11   Restricted Stock Agreement between the Company and Christopher G.
          Gavrelis

  10.12   Incentive Stock Option Agreement Between the Company and C. Cammack
          Morton

  10.13 Incentive Stock Option Agreement between the Company and Patrick M. Miniutti

  10.14 Nonqualified Stock Option Agreement between the Company and Patrick M. Miniutti

  10.15 Line of Credit Agreement between FAC Realty, Inc. and Nomura Asset Capital Corporation, dated February 19, 1997 (5)

  10.16 First Amendment to the Master and Exchange Option Agreement, dated as of March 16, 1998 by and among the Company, FAC Realty, L.P. and the Contributors listed therein (6)

  10.17 Assignment of Interest in Master Agreement and Exchange Option Agreement, and Consent of Limited Partners dated December 22, 1997 (6)

  10.18 Exchange Option Agreement dated as of October 1, 1997, by and among Carolina FAC, Limited Partnership, FAC Realty, Inc. and the Owners of the Properties and Interests listed therein (6)

  10.19 Master Agreement, dated as of October 1, 1997, by and among FAC Realty, Inc., Carolina FAC, Limited Partnership, and the other signatories listed therein (6)

  10.20 Amended and Restated Stock Purchase Agreement, dated as of March 23, 1998, between the Company and the Investor (6)

  10.21 Stockholders Agreement, dated February 24, 1998, among the Company and the Investor (6)

  10.22 Registration Rights Agreement, dated February 24, 1998, between the Company and the Investor (6)

  10.23 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Investor (6)

  21.1    Subsidiaries of the Registrant

  23.1    Consent of Ernst & Young, LLP

  23.2    Consent of Arthur Anderson, LLP

  27.1    Financial Data Schedule (electronic filing only)

  27.2    Restated 1996 Financial Data Schedules (electronic filing only)

  27.3 Restated Fourth Quarter 1997 Financial Data Schedules (electronic filing only)
----------

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491).

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 22, 1995.

(4) Incorporated herein by reference to the Company's annual report on Form 10K for the year ended December 31, 1996.

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 19, 1997.

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998.