Form 10-Q
period 1998-03-31
FAC REALTY TRUST INC
filed 1998-05-20
CIK 899757

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998
                                       OR
                 [ ] Transition Report Pursuant to Section 13 or
                  15 (d) of the Securities Exchange Act of 1934
                    For the transition period from _______ to ________.

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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X       No
                                                  ------        -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Date: April 30, 1998 Number of shares outstanding: 14,276,566

                             FAC REALTY TRUST, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                      PAGE NO.

ITEM 1.    Financial Statements (Unaudited)   ........................... 3

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  14


                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................  24

ITEM 2.    Changes in Securities........................................  24

ITEM 3.    Defaults Upon Senior Securities..............................  24

ITEM 4.    Submission of Matters to a Vote of Security Holders..........  24

ITEM 5.    Other Information............................................  24

ITEM 6.    Exhibits and Reports on Form 8-K.............................  24






                                     PART I


ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)



                     INDEX TO UNAUDITED FINANCIAL STATEMENTS


                                                                                                      PAGE NO.


Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 .................................. 4


Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997................. 5


Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1998................ 6


Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997................. 7


Notes to Consolidated Financial Statements............................................................... 8


                                         FAC REALTY TRUST, INC.

                                         CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31, 1998       DECEMBER 31, 1997
                                                                                           (UNAUDITED)            (AUDITED)
                                                                                      --------------------------------------------
                                                                                                    (IN THOUSANDS)
                                                         ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                               $        88,822           $      81,233
   Buildings and improvements                                                                 337,887                 292,726
   Deferred leasing and other charges                                                          21,975                  21,366
                                                                                      --------------------------------------------
                                                                                              448,684                 395,325
   Accumulated depreciation and amortization                                                  (53,871)                (50,134)
                                                                                      --------------------------------------------
                                                                                              394,813                 345,191
   Properties under development                                                                 6,886                   6,456
   Properties held for sale                                                                    12,454                  12,490
                                                                                      --------------------------------------------
                                                                                              414,153                 364,137

 OTHER ASSETS:
   Cash and cash equivalents                                                                   11,924                   4,872
   Restricted cash                                                                              2,871                   3,858
   Tenant and other receivables                                                                 7,524                   7,167
   Deferred charges and other assets                                                            9,988                   8,851
   Investment in joint ventures                                                                 4,438                   4,283
   Notes receivable                                                                            14,602                  10,458
                                                                                      --------------------------------------------
                                                                                      $       465,500          $      403,626
                                                                                      ============================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                          $       263,194          $      232,575
   Other unsecured notes                                                                          141                     197
   Capital lease obligations                                                                    1,044                   1,131
   Accounts payable and other liabilities                                                       9,760                   6,796
                                                                                      --------------------------------------------
                                                                                              274,139                 240,699

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                      8,744                       -

COMMON STOCK, 2,350,000 shares issued, subject to a limited put option                         19,075                       -

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
      800,000 issued and outstanding                                                           19,162                  19,162
   Stock purchase warrants                                                                          9                       9
   Common stock, $0.01 par value, 45,000,000 shares authorized, 11,926,566
      and 11,904,182 issued and outstanding , respectively                                        119                     119
   Additional paid-in capital                                                                 145,167                 145,332
   Accumulated deficit                                                                         (1,517)                 (1,416)
   Deferred compensation - Restricted Stock Plan                                                 (398)                   (279)
                                                                                      --------------------------------------------
                                                                                              163,542                 162,927
                                                                                      ============================================
                                                                                      $       465,500          $      403,626
                                                                                      ============================================


SEE ACCOMPANYING NOTES.


                                                 FAC REALTY TRUST, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     1998                  1997
                                                                             ---------------------------------------------
RENTAL OPERATIONS:                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                                $     9,178          $     8,723
        Percentage rents                                                                  151                  127
        Property operating cost recoveries                                              3,373                2,941
        Other income                                                                    1,227                  131
                                                                             ---------------------------------------------
                                                                                       13,929               11,922
                                                                             ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                         1,609                1,280
        Utilities                                                                         305                  304
        Real estate taxes                                                               1,391                1,320
        Insurance                                                                         162                  191
        Marketing                                                                         159                  230
        Other                                                                             523                  148
                                                                             ---------------------------------------------
                                                                                        4,149                3,473
    Depreciation and amortization                                                       3,973                4,063
                                                                             ---------------------------------------------
                                                                                        8,122                7,536
                                                                             ---------------------------------------------
                                                                                        5,807                4,386
                                                                             ---------------------------------------------
OTHER EXPENSES:
    General and administrative                                                          1,527                2,288
    Interest                                                                            4,381                3,534
                                                                             ---------------------------------------------
                                                                                        5,908                5,822
                                                                             ---------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                                                           (101)             (1,436)
    Extraordinary loss on early extinguishment of debt                                      -                (986)
                                                                             ---------------------------------------------

NET LOSS                                                                          $      (101)         $    (2,422)
                                                                             ---------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE:
    Loss before extraordinary item                                                $     (0.01)         $     (0.12)
    Extraordinary item                                                                      -                (0.08)
                                                                             ---------------------------------------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                        $     (0.01)         $     (0.20)
                                                                             =============================================

WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING                             $    11,954          $    11,836
                                                                             =============================================



SEE ACCOMPANYING NOTES.



                             FAC REALTY TRUST, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

                                 (IN THOUSANDS)




                                                  CONVERTIBLE    STOCK PURCHASE                     ADDITIONAL PAID
                                                PREFERRED STOCK     WARRANTS        COMMON STOCK      IN CAPITAL
                                               ---------------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                   $  19,162               $     9    $     119             $ 145,332
 Issuance of 6,530 employee stock purchase        --                      --          --                     39
   plan shares
 Issuance of 32,560 restricted shares             --                      --          --                    261
 Cancellation of 12,922 restricted shares         --                      --          --                   (106)
 Repurchase of 3,784 restricted shares            --                      --          --                    (30)
 Compensation under stock plans                   --                      --          --                    261
 Reclass of prior years compensation under
   stock plans                                    --                      --          --                    410
 Net loss                                         --                      --          --                    --
                                                                                                       =========
BALANCE AT MARCH 31, 1998                    $  19,162               $     9   $     119             $  146,167
                                                                                                       =========






                                                                                  DEFERRED
                                                                                COMPENSATION
                                                                ACCUMULATED   RESTRICTED STOCK
                                                                  DEFICIT           PLAN              TOTAL
                                                            ------------------------------------------------------
 BALANCE AT JANUARY 1, 1998                                  $ (1,416)        $      (279)      $   162,927
  Issuance of 6,530 employee stock purchase                         -                   -                39
    plan shares
  Issuance of 32,560 restricted shares                              -                (261)                0
  Cancellation of 12,922 restricted shares                          -                 106                 0
  Repurchase of 3,784 restricted shares                             -                   -               (30)
  Compensation under stock plans                                    -                  36               297
  Reclass of prior years compensation under
    stock plans                                                     -                   -               410
  Net loss                                                       (101)                  -              (101)
                                                            ======================================================
 BALANCE AT MARCH 31, 1998                                   $ (1,517)        $      (398)      $   163,542
                                                            ======================================================


SEE ACCOMPANYING NOTES.



                             FAC REALTY TRUST, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)





                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              1998                  1997
                                                                   --------------------------------------------
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $        (101)         $      (2,422)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Depreciation and amortization                                            3,973                  4,063
       Extraordinary loss on early extinguishment of debt                           -                    986
       Amortization of deferred financing costs                                   357                    417
       Compensation under stock plans                                             297                     52
       Net changes in:
         Tenant and other receivables                                            (357)                 1,380
         Deferred charges and other assets                                       (478)                  (164)
         Accounts payable and other liabilities                                 3,374                   (238)
                                                                   --------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                              7,065                  4,074
                                                                   --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in income-producing properties                                  (1,917)                (3,302)
    Note receivable                                                              (155)                     -
    Investment in joint venture                                                (4,144)                     -
    Acquisition of  income-producing properties, net                           (2,281)               (32,421)
    Change in restricted cash                                                     987                    (12)
                                                                   --------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                (7,510)               (35,735)
                                                                   --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt on income properties                                    76,000                117,000
    Repayment of debt on income properties                                    (86,288)               (85,036)
    Deferred financing charges                                                 (1,156)                (1,860)
    Other debt repayments                                                        (143)                     -
    Net proceeds from sale of common stock                                     19,114                      7
    Repurchase of restricted stock                                                (30)                     -
                                                                   --------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                             7,497                 30,111
                                                                   --------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,052                 (1,550)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,872                  7,034
                                                                   --------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      11,924          $       5,484
                                                                   ============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest (net of interest
     capitalized of $269 and $476)                                      $       2,781          $       3,765
                                                                   ============================================



SEE ACCOMPANYING NOTES.
                                       7

                             FAC REALTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

ORGANIZATION

     FAC Realty Trust, Inc. (the "Company"), formerly Factory Stores of America, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership, and operation of community and outlet shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

     On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, FAC Realty Trust, Inc. Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to FAC Properties, L.P., a Delaware limited partnership (the "Operating Partnership") substantially all of its assets and liabilities, except for legal title to 18 properties which remain in a wholly owned subsidiary of the Company. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns substantially all of its assets (either directly or through subsidiaries) through the Operating Partnership such that a Unit is economically equivalent to a share of the Company's common stock.

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

     As of March 31, 1998, the properties owned by the Company consist of: (1) 37 community shopping centers in 15 states aggregating approximately 3,969,000 square feet; (2) 10 outlet centers in 9 states aggregating approximately 2,120,000 square feet; (3) two outlet centers aggregating approximately 150,000 square feet that are held for sale and one former factory outlet center which has been converted to commercial office use with approximately 150,000 square feet and sold subsequent to March 31, 1998; and (4) approximately 178 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

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

                             FAC REALTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS PER SHARE

     The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings per share ("EPS") and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares"). All prior periods presented have been restated. For the quarters ended March 31, 1998 and 1997, basic and diluted EPS are computed based on a weighted-average number of shares outstanding of 11,954,000 and 11,836,000, respectively. Potential common shares have been excluded from diluted EPS for the quarters ended March 31, 1998 and 1997 because the effect would be antidilutive.

DIVIDENDS

     There were no accrued dividends as of December 31, 1997 and no dividends were declared during the three month period ended March 31, 1998.

RECLASSIFICATIONS

         Certain 1997 financial statement amounts have been reclassified to conform with 1998 classifications. These reclassifications had no effect on net loss as previously reported.

                             FAC REALTY TRUST, INC.

                                  (Unaudited)

3.    ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

LAZARD FRERES TRANSACTION

     On February 24, 1998, Prometheus Southeast Retail, LLC ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, entered into a definitive agreement (the "Stock Purchase Agreement") with the Company to make a $200 million strategic investment in the Company (the "Transaction"). PSR has committed to purchase $200 million in newly issued common shares of the Company at a purchase price of $9.50 per share. The investment can be made in stages, at the Company's option, through March 30, 2000 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR will own an equity interest in the Company of approximately 60%, on a diluted basis, not including any further issuance of Operating Partnership Units for transactions under contract or transactions into which the Company may enter in the future.

     As part of the Transaction, three representatives of Lazard will be nominated to the Company's Board of Directors, which will have a total number of nine directors.

     On March 23, 1998, the Company issued 2,350,000 shares of its common stock to PSR for a total consideration of $22.3 million (the "Initial Purchase") as part of the First Closing. In the event that the Second Closing does not occur by September 30, 1998 or the Stock Purchase Agreement is terminated prior to the Second Closing (other than as a result of PSR's material breach of the Stock Purchase Agreement), PSR has an option under the Stock Purchase Agreement to require that the Company repurchase the shares of Common Stock acquired in the Initial Purchase at a price equal to the purchase price thereof, together with any accrued dividends (the "Put Option"). The Put Option may also be exercised at any time within two months after the earlier to occur of the date that the Company fails to receive stockholder approval of the Transaction, the date the Stock Purchase Agreement is terminated prior to the Second Closing and August 31, 1998. The Company does not have the right to require PSR to exercise the Put Option. Therefore, in the event that stockholder approval of the Transaction is not obtained and PSR does not exercise the Put Option within two months, the shares of Common Stock issued to PSR in the Initial Purchase will remain outstanding and the Put Option will expire.

     If the stockholders approve the Transaction, PSR would have the right, pursuant to a Contingent Value Right Agreement, to receive on January 1, 2004 payment of an aggregate amount equal to the lesser of (a) (i) 21,052,632 shares multiplied by $19 per share ($400 million) less (ii) the dividends paid to PSR through January 1, 2004 and less (iii) the fair market value of the shares purchased and (b) 4,500,000 multiplied by the fair market value on such date.

     Whether or not the Transaction is fully consummated, the Company will reimburse PSR for its expenses in connection with the Transaction, including expenses of monitoring the Company and of performing its duties under the Transaction Documents. These expenses and Transaction expenses incurred by the Company are estimated to aggregate approximately $3.3 million, exclusive of a claim by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") of a "success based" advisory fee. The Company believes that DLJ, which rendered a fairness opinion to the Company, but was not requested to perform any other services in connection with the Transaction, is not entitled to any additional fees or consideration. DLJ, however, has notified the Company that it believes it is entitled to additional "success based" advisory fees under the terms of its engagement letter with the Company dated May 23, 1997. As of the date hereof, there has been no resolution of the disagreement.

     Provided that PSR is not in material default under the Stock Purchase Agreement, has not breached any of its representations and warranties in any material respect and has satisfied in all material respects its covenants relating to the Initial Purchase, the Company will pay PSR a break-up fee of $2,250,000 (the "Break-up Fee") in the event that the Stock Purchase Agreement is terminated any time prior to the Second Closing. The Break-up Fee, therefore, will be payable to PSR if the stockholders do not approve the Transaction. In addition, in the event that a competing transaction is entered into by the Company on any date on or prior to the one-year anniversary of the date that the Stock Purchase Agreement is terminated, the Company will pay PSR an additional $3,000,000 (the "Topping Fee").

                             FAC REALTY TRUST, INC.

                                  (Unaudited)

Notwithstanding the foregoing, if a Topping Fee is payable to PSR and PSR profits on the sale of the shares purchased in the Initial Purchase in connection with a competing transaction, then PSR must pay the Company the amount by which such profit, the Break-up Fee and the Topping Fee exceed $7,750,000.

     Each of the Company's and PSR's obligations to effect the Second Closing and the Subsequent Closings are subject to various mutual and unilateral conditions, including, without limitation, the following: (i) stockholder approval of the Transaction; (ii) the continued qualification of the Company as a REIT for federal income tax purposes; (iii) the receipt of an opinion of counsel to the effect that the Company is a "domestically controlled" REIT; (iv) the continuing correctness of the representations and warranties in the Stock Purchase Agreement, (v) the receipt of any consents necessary for the Transaction, and (vi) various other customary conditions. In addition, PSR is not obligated to fund more than $100 million of the Transaction unless a significant portion of the Konover & Associates South transaction, as described below, is consummated.

KONOVER & ASSOCIATES SOUTH TRANSACTION

     On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity, consisting of the issuance of Units, at $9.50 per Unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum.

     As part of the transaction, the Company intends to operate under the name "Konover Property Trust". The Company will remain listed on the New York Stock Exchange and intends to change its ticker symbol from FAC to KPT, pending formal approval by the shareholders in July, 1998. The Company will continue to operate the Konover & Associates South office in Boca Raton, Florida due to its strategic location in the Southeast.

     Simon Konover, founder of both Konover & Associates South and Konover & Associates, Inc., a $500 million plus real estate company headquartered in West Hartford, Connecticut, will become Chairman of the Board of the Company upon completion of the transaction. He will not become an executive officer of the Company.

RODWELL/KANE PORTFOLIO

     On October 7, 1997, the Company entered into agreements to purchase nine shopping centers located in North Carolina and Virginia, (the "Rodwell/Kane Properties") totaling 1.0 million square feet, and to assume third-party management of an additional 1.2 million square feet of community shopping centers. The centers to be purchased are owned primarily by Roy O. Rodwell, Chairman and Co-Founder of Atlantic Real Estate Corporation ("ARC"), a privately held real estate development company based in Durham, North Carolina and John M. Kane, Chairman of Kane Realty Corporation, a real estate development and brokerage company based in Raleigh, North Carolina, in a transaction valued at $63.3 million.

     As of March 31, 1998, the acquisition of seven of the nine centers discussed above had closed. The acquisition of the eighth center closed on May 14, 1998. The ninth and final center will be managed by the Company and is expected to be acquired in the year 2000. Its acquisition prior to the year 2000 would trigger an onerous loan assumption fee.

     In exchange for their equity ownership interests in the community centers, Mr. Rodwell, Mr. Kane and related parties will receive approximately 1.2 million Units in the Operating Partnership and approximately $3.0 million in cash. The number of Units to be issued to the sellers was based on a $9.50 price per share of the Company's

                             FAC REALTY TRUST, INC.

                                  (Unaudited)



Common Stock. The issuance of approximately 269,000 Units and payment of $0.8 million of cash will be deferred until the completion of certain performance requirements. As part of the purchase price, the Company will also assume approximately $48.8 million of fixed-rate debt on the properties to be acquired.

JOINT VENTURES

     On September 22, 1997, the Company and ARC jointly created a limited liability company named Atlantic Realty LLC ("Atlantic") to develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop approximately one million square feet, including outparcels, over the next several years. The Company and ARC will own Atlantic equally, with the Company serving as managing member overseeing its operations. As of March 31, 1998, the Company has invested $2.5 million in this joint venture. The investment in Atlantic will be accounted for under the equity method of accounting as major decisions must be agreed to by both the Company and ARC. As of March 31, 1998, Atlantic had total assets of approximately $8.1 million and debt of $5.6 million. The joint venture had no other operations.

     During 1997, the Company entered into a joint venture, known as Mount Pleasant FAC LLC, with AJS Group, to develop a 425,000-square foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin May 1998, with completion targeted for May 1999. As of March 31, 1998, the Company has invested $1.3 million in this joint venture. This 50% investment in the joint venture is accounted for under the equity method of accounting as major decisions must be agreed to by both the Company and the AJS Group. The joint venture had approximately $4.8 million of assets and $3.5 of debt at March 31, 1998. The joint venture had no other operations.

     During 1998, the Company entered into a joint venture, known as Wakefield Commercial LLC, primarily to develop two community shopping centers. The two retail centers, one approximately 200,000 square feet and the other approximately 300,000 square feet, will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management and marketing functions for the two centers. The Company will hold a 50% interest in the venture, which is accounted for under the equity method of accounting as major decisions must be agreed to by both the Company and its venture partner. As of March 31, 1998, the Company had invested $0.6 million in this joint venture and had advanced the joint venture $4.7 million. The advances carry interest at 11% per annum. The joint venture had no other operations.

     The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated.

OTHER

     On January 7, 1998, the Company completed the purchase of a 55,909-square foot shopping center located in Danville, Virginia. This Food Lion-anchored center was purchased for $3.1 million in cash, net of $2.3 million in debt assumed.

4.    PRO FORMA INFORMATION

NORTH HILLS PORTFOLIO

     On March 27, 1997, the Company purchased five community centers located in the Raleigh, North Carolina area for $32.4 million. Pro forma results of operations for the three months ended March 31, 1997 are set forth below and assume the acquisition of the five properties, aggregating approximately 606,000 square feet of retail and office space, had been completed as of January 1, 1997. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1997, nor do they purport to represent results of operations of future periods (in thousands, except for per share data).

                             FAC REALTY TRUST, INC.

                                  (Unaudited)







                                                    PRO FORMA THREE MONTHS ENDED
                                                           MARCH 31, 1997
                                                   ----------------------------
                                                            (Unaudited)
Revenues                                                    $    13,215
Property operating costs                                          3,809
Depreciation and amortization                                     4,265
General and administrative                                        2,313
Interest                                                          4,160
                                                   ----------------------------
  Loss before extraordinary item                            $    (1,332)
                                                   ============================
LOSS BEFORE EXTRAORDINARY ITEM PER COMMON SHARE             $      (0.09)
                                                   ============================

RODWELL/KANE PROPERTIES

     On March 31, 1998, the Company closed on seven of the nine Rodwell/Kane Properties described above for a purchase price of approximately $47.6 million consisting of loan assumption of $38.6 and Operating Partnership Units valued at $8.7 million. Pro forma results of operations for the three months ended March 31, 1998 and 1997 are set forth below and assume the acquisition of the seven properties, aggregating approximately 825,000 square feet, had been completed as of January 1, 1997.

     The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transaction had been completed as of January 1, 1997, nor do they purport to represent results of operations of future periods (in thousands except for per share data).


                                                                        PRO FORMA THREE MONTHS ENDED
                                                               MARCH 31, 1998               MARCH 31, 1997
                                                        ----------------------------- ---------------------------
                                                                 (Unaudited)                  (Unaudited)
Revenues                                                       $     14,908                 $        13,365
Property operating costs                                              4,452                           3,609
Depreciation and amortization                                         4,278                           4,368
General and administrative                                            1,536                           2,361
Interest                                                              5,048                           4,315
                                                        ---------------------------------------------------------
  Loss before extraordinary item                               $       (406)                $        (1,288)
                                                        =========================================================
LOSS BEFORE EXTRAORDINARY ITEM PER COMMON SHARE                $      (0.03)                $         (0.09)
                                                        =========================================================



5.   DEBT ON INCOME PROPERTIES

     On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing a $150 million revolving credit facility. The loan is at an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain balances outstanding on the $150 million Nomura credit facility obtained by the Company in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the selected financial data included in this section and the consolidated financial statements and notes thereto included in this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted-average square-foot basis, which adjusts for square footage added at different times during the year.

     Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). See "Forward-Looking Statements" included under this section.

GENERAL OVERVIEW

     FAC Realty Trust, Inc. (the "Company"), is a self-administered and self managed real estate investment trust ("REIT"). The Company is vertically integrated providing acquisition, development, construction, leasing, marketing and asset management services for community and outlet center properties.

     The Company has grown by selectively expanding, developing and acquiring community and factory outlet shopping centers. At March 31, 1998, the Company operated 49 shopping centers with 6.4 million square feet of Gross Leasable Area ("GLA") in 22 states, compared to 41 centers and 21 states with 5.5 million square feet of GLA at March 31, 1997. Weighted average square feet of GLA for the three months ended March 31, 1998 and 1997 were 5.6 million and 4.9 million, respectively.

SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

     Industry analysts generally consider Funds from Operations (AFFO@) an appropriate measure of performance for an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and adjustments for unusual items. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of its properties, which have historically been appreciating assets.

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

     Funds available for Distribution/Reinvestment ("FAD/R") is defined as FFO less unusual items, capitalized tenant allowances, capitalized leasing costs and recurring capital expenditures

     FFO, EBITDA and FAD/R (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Other data that management believes is important in understanding trends in its business and properties are also included in the following table (in thousands, except per share data).

                                                                         FAC REALTY TRUST, INC.
                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1998         1997
                                                                       (Unaudited)     (Unaudited)
                                                                     ---------------- ---------------
OPERATING DATA:
     Rental revenues                                                 $    13,929      $    11,922
     Property operating costs                                              4,149            3,473
                                                                     ---------------- ---------------
                                                                           9,780            8,449
     Depreciation and amortization                                         3,973            4,063
     General and administrative                                            1,527            2,288
     Interest                                                              4,381            3,534
     Extraordinary loss on early extinguishment of debt                        -              986
                                                                     ---------------- ---------------
         Net loss                                                    $     (101)      $    (2,422)
                                                                     ================ ===============
     Per common share data:
        Loss before extraordinary item                               $     (0.01)     $     (0.12)
        Extraordinary item                                                  -               (0.08)
                                                                     ---------------- ---------------
        Net loss                                                     $     (0.01)     $     (0.20)
                                                                     ================ ===============
     Weighted average common share outstanding                            11,954           11,836
                                                                     ================ ===============

OTHER DATA:
     EBITDA:
        Net loss                                                       $   (101)      $    (2,422)
        Adjustments:
            Interest                                                      4,381             3,534
            Depreciation and amortization                                 3,973             4,063
            Compensation under stock awards                                 297                52
            Non-recurring administrative costs                                -               100
            Merger termination costs                                          -             1,250
            Extraordinary loss on early extinguishment or debt                -               986
                                                                     ---------------- ---------------
                                                                     $    8,550       $     7,563
                                                                     ================ ================

     FUNDS FROM OPERATIONS:
        Net loss                                                     $     (101)      $    (2,422)
        Adjustments:
            Straight line rent                                              460              (114)
            Depreciation and amortization                                 3,833             3,999
            Compensation under stock awards                                 297                52
            Unusual items:
               Non-recurring administrative costs                             -               100
               Merger termination costs                                       -             1,250
               Extraordinary loss on early extinguishment of
                 debt                                                         -               986
                                                                     ---------------- ---------------
                                                                     $    4,489       $     3,851
                                                                     ================ ================
     Weighted average shares outstanding - diluted                       14,477            14,058
                                                                     ================ ================




                                                                        FAC REALTY TRUST, INC.
                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           1998        1997
                                                                  ----------------------------

FUNDS AVAILABLE FOR DISTRIBUTION / REINVESTMENT:
    Funds from Operations                                           $    4,489     $   3,851
    Adjustments:
          Non-recurring administrative costs                                 -         (100)
          Merger termination costs                                           -       (1,250)
          Capitalized tenant allowances                                  (248)         (243)
          Capitalized leasing costs                                      (512)         (203)
          Recurring capital expenditures                                  (63)         (212)
                                                                  --------------- ------------
                                                                    $    3,666     $  1,843
                                                                  =============== ============

CASH FLOWS:
    Cash flows from operating activities                            $    7,065    $    4,074
    Cash flows from investing activities                                (7,510)     (35,735)
    Cash flows from financial activities                                 7,497       30,111
                                                                  --------------- ------------
    Net increase (decrease) in cash and cash equivalents            $    7,052    $  (1,550)
                                                                  =============== ============


                                                                        FAC REALTY TRUST, INC.
                                                                             MARCH 31,
                                                                           1998       1997
                                                                 ------------------------------

BALANCE SHEET DATA:
  Income-producing properties (before accumulated
  depreciation and amortization)                                  $    448,684     $ 387,979
  Total assets                                                         465,500       388,055
  Debt on income properties                                            263,194       215,318
  Total liabilities                                                    274,139       225,826
  Total minority interest and equity                                   191,361       162,229

PORTFOLIO PROPERTY DATA:
  Total GLA (at end of period)                                           6,392         5,471
  Weighted average GLA                                                   5,564         4,872

  Number of properties (at end of period)                                   49            41

  Occupancy (at end of period):
         Operating, exclusive of assets held for sale                     91.2%         89.0%
         All operating properties                                         89.3%         86.3%

                                       16

RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

     The Company reported a net loss of $0.1 million, or $0.01 per common share, for the three months ended March 31, 1998 compared to a net loss of $2.4 million, or $0.20 per common share, for the comparable period in 1997. The positive factors for 1998 were a $1.3 million in increase in net operating income (NOI) and a decrease in general and administrative expenses of $0.8 million offset by an increase in interest expense of $0.8 million, as a result of higher borrowing levels. Additionally, in 1997, the Company incurred an extraordinary loss on extinguishment of debt of $1.0 million.

     Funds from Operations ("FFO") for the three months ended March 31, 1998 increased 17% to $4.5 million as compared to $3.9 million for the same period in 1997. The factor that had a positive impact on 1998 FFO was a $1.9 million in increased NOI before the adjustment for straight line rent (net $0.6 million). Factors that had a negative impact on 1998 FFO were: (a) $0.3 million increase in general and administrative expenses, exclusive of compensation under stock plan awards for 1998 and 1997, and non-recurring administrative and merger termination costs incurred in 1997 as described below, and (b) $0.8 million in higher interest expense.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) was $8.6 million for the three months ended March 31, 1998, an increase of $1.0 million or 13%, from $7.6 million for the same period in 1997. The increase was due to increased NOI of $1.3 million over 1997, including adjustment for straight line rent, offset by an increase in general and administrative expenses of $0.3 million, exclusive of compensation under stock plan awards for 1998 and 1997, and non-recurring administrative and merger termination costs incurred in 1997. Additionally, in 1997 the Company recorded an extraordinary loss on early extinguishment of debt of $1.0 million.

      Base rent increased to $9.2 million for the three months ended March 31, 1998 from $8.7 million for the same period in 1997. Base rent before the adjustment for straight line rent increased $1.1 million or 13% to $9.7 million for the three months ended March 31, 1998 when compared to 1997, while the Company's weighted-average square feet of GLA in operation increased 14%. The increase in base rent resulted from increased GLA in operation and from increased occupancy at the operating centers, which was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale.

      Percentage rent increased 19% to $0.2 million for the three months ended March 31, 1998 from $0.1 million in 1997. The increase is due primarily to the percentage rent attributable to the community centers acquired in 1997.

     Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs, increased for the three months ended March 31, 1998 to $3.4 million compared to $2.9 million in 1997. On a weighted-average square-foot basis, recoveries from tenants increased 2% to $0.61 for the three months ended March 31, 1998 when compared to $0.60 for the same period in 1997. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, increased from 95% in 1997 to 97% in 1998. With respect to approximately 16% of the leased GLA, the Company is obligated to pay all utilities and operating expenses of the applicable center.

     Total tenant retail sales and tenant sales on a comparative store basis were flat for the three months ended March 31, 1998 compared to the same period in 1997.

     Other income increased $1.1 million to $1.2 million in 1998 compared to $0.1 million in 1997 primarily as a result of increased tenant lease buyouts of $0.3 million and third party property management fee income of $0.8 million. Prior to the closing of seven of the nine Rodwell/Kane properties on March 31, 1998, the community centers were managed by the Company. The two remaining community centers will continue to be managed by the Company.

     Property operating costs increased $0.6 million, or 17%, to $4.1 million in 1998 from $3.5 million in 1997. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1998, which rose 14% to 5.5 million square feet in 1998 from 4.9 million square feet in 1997. On a weighted-average square-foot basis, operating expenses increased 6% to $0.75 in 1998 from $0.71 in 1997.

     General and administrative expenses for the three months ended March 31, 1998 decreased $0.8 million or 35% to $1.5 million in 1998 from $2.3 million in 1997. General and administrative expenses in 1998 include $0.3 million in compensation under stock plan awards. General and administrative expenses in 1997 include a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Retirement System of Ohio (OPERS), $0.1 million in other non-recurring charges and $0.1 million in compensation under stock plan awards. Exclusive of these charges in 1998 and 1997, general and administrative expense as a percentage of revenues increased to 8.8% in 1998 from 7.4% in 1997.

     Depreciation remained unchanged at $3.1 million for the three months ended March 31, 1998 and 1997. Amortization of deferred leasing and other charges decreased $0.1 million in 1998 over 1997.

     Interest expense for the three months ended March 31, 1998, net of interest income of $0.4 million, increased by $0.9 million or 26.0%, to $4.4 million compared to $3.5 million, net of interest income of $0.02 million, in 1997. This increase resulted primarily from higher borrowing levels in 1998 due to the investment in and acquisition of income-producing properties. On a weighted average basis, debt outstanding and the average interest rate were approximately $228 million and 7.8%, respectively, in 1998 compared to $186 million and 8.1%, respectively, in 1997. Amortization of deferred financing cost remained unchanged at $0.4 million in 1998. The Company capitalized interest costs associated with its development projects of $0.3 million in 1998 and $0.5 million in 1997.

     As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company determined in 1995 to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Accordingly, in 1995 and 1996 the Company recorded an $8.5 million and $5.0 million adjustment to the carrying value of three assets ultimately held for disposition. After recording the $13.5 million valuation adjustment, the net carrying value of such assets at March 31, 1998 is $12.5 million.

     For the three months ended March 31, 1998, the properties held for sale contributed approximately $0.3 million of revenue and incurred a loss of $0.3 million after deducting related interest expense on the debt associated with the properties. For the three months ended March 31, 1997, these properties contributed approximately $0.3 million of revenue and incurred a loss of $0.4 million after deducting related interest expense. As of March 31, 1998, one of these properties was under contract, and subsequently sold in April 1998.

     Management periodically evaluates income producing properties for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at March 31, 1998 was $11.9 million. Restricted cash, as reported in the financial statements, as of such date, was $2.9 million. In connection with the Company's $95 million rated-debt securitization, the Company was required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

     Net cash provided by operating activities was $7.0 million for the three months ended March 31,1998. Net cash used in investing activities was $7.5 million for the same period in 1998. The primary use of these funds included:
(a) $2.3 million to acquire seven of the nine Rodwell/Kane properties and a shopping center in Danville, Virginia, net of debt assumed and Operating Partnership Units issued to the sellers; and (b) $4.1 million invested in joint ventures, as previously described below. Net cash provided by financing activities was $7.5 million for the three months ended March 31, 1998. The source of such funds was new borrowings and the sale of common stock to an affiliate of Lazard Freres, as described below.
Funds generated through financing activities were offset by debt repayments of $86.3 million.

     CAPITAL RESOURCES. The Company's management anticipates that cash generated from operating performance will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements and to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its existing centers. The Company also believes that it has capital and access to capital resources, including additional borrowings and issuances of debt or equity securities, sufficient to pursue its strategic plans.

     On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing the $150 million revolving credit facility. The loan is at an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain borrowings outstanding on the $150 million Nomura credit facility obtained by the Company in 1997.

     On February 24, 1998, Prometheus Southeast Retail, LLC ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, entered into a definitive agreement (the "Stock Purchase Agreement") with the Company to make a $200 million strategic investment in the Company (the "Transaction"). PSR has committed to purchase $200 million in newly issued common shares of the Company at a purchase price of $9.50 per share. The investment can be made in stages, at the Company's option, through March 30, 2000 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR will own an equity interest in the Company of approximately 60%, on a diluted basis, not including any further issuance of Operating Partnership Units for transactions under contract or transactions into which the Company may enter in the future.

     As part of the Transaction, three representatives of Lazard will be nominated to the Company's Board of Directors, which will have a total number of nine directors.

     On March 23, 1998, the Company issued 2,350,000 shares of its common stock to PSR for a total consideration of $22.3 million (the "Initial Purchase") as part of the First Closing. In the event that the Second Closing does not occur by September 30, 1998 or the Stock Purchase Agreement is terminated prior to the Second Closing (other than as a result of PSR's material breach of the Stock Purchase Agreement), PSR has an option under the Stock Purchase Agreement to require that the Company repurchase the shares of Common Stock acquired in the Initial Purchase at a price equal to the purchase price thereof, together with any accrued dividends (the "Put Option"). The Put Option may also be exercised at any time within two months after the earlier to occur of the date that the Company fails to receive stockholder approval of the Transaction, the date the Stock Purchase Agreement is terminated prior to the Second Closing and August 31, 1998. The Company does not have the right to require PSR to exercise the Put Option. Therefore, in the event that stockholder approval of the Transaction is not obtained and PSR does not exercise the Put Option within two months, the shares of Common Stock issued to PSR in the Initial Purchase will remain outstanding and the Put Option will expire.

     If the stockholders approve the Transaction, PSR would have the right, pursuant to a Contingent Value Right Agreement, to receive on January 1, 2004 payment of an aggregate amount equal to the lesser of (a) (i) 21,052,632 shares multiplied by $19 per shares ($400 million) less (ii) the dividends paid to PSR through January 1, 2004 and less (iii) the fair market value of the shares purchased and (b) 4,500,000 multiplied by the fair market value on such date.

     Whether or not the Transaction is fully consummated, the Company will reimburse PSR for its expenses in connection with the Transaction, including expenses of monitoring the Company and of performing its duties under the Transaction Documents. These expenses and Transaction expenses incurred by the Company are estimated to aggregate approximately $3.3 million, exclusive of a claim by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") of a "success based" advisory fee. The Company believes that DLJ, which rendered a fairness opinion to the Company, but was not requested to perform any other services in connection with the Transaction, is not entitled to any additional fees or consideration. DLJ, however, has notified the Company that it believes it is entitled to additional "success based" advisory fees under the terms of its engagement letter with the Company dated May 23, 1997. As of the date hereof, there has been no resolution of the disagreement.

     Provided that PSR is not in material default under the Stock Purchase Agreement, has not breached any of its representations and warranties in any material respect and has satisfied in all material respects its covenants relating to the Initial Purchase, the Company will pay PSR a break-up fee of $2,250,000 (the "Break-up Fee") in the event that the Stock Purchase Agreement is terminated any time prior to the Second Closing. The Break-up Fee, therefore, will be payable to PSR if the stockholders do not approve the Transaction. In addition, in the event that a competing transaction is entered into by the Company on any date on or prior to the one-year anniversary of the date that the Stock Purchase Agreement is terminated, the Company will pay PSR an additional $3,000,000 (the "Topping Fee"). Notwithstanding the foregoing, if a Topping Fee is payable to PSR and PSR profits on the sale of the shares purchased in the Initial Purchase in connection with a competing transaction, then PSR must pay the Company the amount by which such profit, the Break-up Fee and the Topping Fee exceed $7,750,000.

     Each of the Company's and PSR's obligations to effect the Second Closing and the Subsequent Closings are subject to various mutual and unilateral conditions, including, without limitation, the following: (i) stockholder approval of the Transaction; (ii) the continued qualification of the Company as a REIT for federal income tax purposes; (iii) the receipt of an opinion of counsel to the effect that the Company is a "domestically controlled" REIT; (iv) the continuing correctness of the representations and warranties in the Stock Purchase Agreement, (v) the receipt of any consents necessary for the Transaction, and (vi) various other customary conditions. In addition, PSR is not obligated to fund more than $100 million of the Transaction unless a significant portion of the Konover & Associates South transaction, as described below, is consummated.

     CAPITAL EXPENDITURES. The Company's capital expenditures included expansions of existing centers, acquisitions of new properties, development of new properties and investments in development joint ventures.

     Management's view of the current state of the shopping center industry and its future direction is that value-oriented retail concepts are merging; for example, outlet centers are including off-price tenants as well as outlet tenants, off-price centers have manufacturers' outlets, community centers have destination tenants, and other community centers have outlet or off-price tenants. With this backdrop, management believes that a diversified shopping center portfolio will provide an opportunity for growth. As part of the Company's diversification strategy, a portion of the availability under the Nomura credit facility was used to purchase five community centers in the Raleigh, North Carolina area on March 27, 1997 for a total purchase price of $32.4 million. The centers total approximately 606,000 square feet of GLA, are well-located and feature well-known regional tenants. Management will continue to pursue similar opportunities for the acquisition of community shopping centers in the United States, and in particular, the southeastern region of the country as evidenced by Rodwell/Kane and the announcement of the Konover & Associates South transaction described below.

     On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity, consisting of the issuance of Units, at $9.50 per Unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum.

     As part of the transaction, the Company intends to operate under the name "Konover Property Trust". The Company will remain listed on the New York Stock Exchange and intends to change its ticker symbol from FAC to KPT, pending formal approval by the shareholders in July, 1998. The Company will continue to operate the Konover & Associates South office in Boca Raton, Florida due to its strategic location in the Southeast.

     Simon Konover, founder of both Konover & Associates South and Konover & Associates, Inc., a $500 million plus real estate company headquartered in West Hartford, Connecticut, will become Chairman of the Board of the Company upon completion of the transaction. He will not become an executive officer of the Company.

     On October 7, 1997, the Company entered into agreements to purchase nine shopping centers located in North Carolina and Virginia, (the "Rodwell/Kane Properties") totaling 1.0 million square feet, and to assume third-party management of an additional 1.2 million square feet of community shopping centers. The centers to be purchased are owned primarily by Roy O. Rodwell, Chairman and Co-Founder of Atlantic Real Estate Corporation ("ARC"), a privately held real estate development company based in Durham, North Carolina and John M. Kane, Chairman of Kane Realty Corporation, a real estate development and brokerage company based in Raleigh, North Carolina, in a transaction valued at $63.3 million.

     As of March 31, 1998, the acquisition of seven of the nine centers discussed above had closed. The acquisition of the eighth center closed on May 14, 1998. The ninth and final center will be managed by the Company and is expected to be acquired in the year 2000. Its acquisition prior to the year 2000 would trigger an onerous loan assumption fee.

     In exchange for their equity ownership interests in the community centers, Mr. Rodwell, Mr. Kane and related parties will receive approximately 1.2 million Units in the Operating Partnership and approximately $3.0 million in cash. The number of Units to be issued to the sellers was based on a $9.50 price per share of the Company's Common Stock. Of the Units to be issued, approximately 0.3 million Units will remain unissued, as well as the holdback of cash in the amount of approximately $0.8 million, until the completion of certain performance requirements. As part of the purchase price, the Company will also assume approximately $48.8 million of fixed-rate debt on the properties to be acquired.

     During 1997, the Company and Atlantic Real Estate Corporation ("ARC") jointly created a limited liability company named Atlantic Realty LLC ("Atlantic") to develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop nearly one million square feet, including outparcels, over the next several years. The Company and ARC own Atlantic equally, with the Company serving as managing member overseeing its operations. As of March 31, 1998, the Company has invested $2.5 million in this joint venture. The investment in Atlantic will be accounted for under the equity method of accounting as major decisions must be agreed to by both the Company and ARC. As of March 31, 1998, Atlantic had total assets of approximately $8.1 million and debt of $5.6 million. The joint venture had no other operations.

     During 1997, the Company also entered into a joint venture, known as Mount Pleasant FAC LLC, with AJS Group, to develop a 425,000-square foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin May 1998, with completion targeted for May 1999. As of March 31, 1998, the Company has invested $1.3 million in this joint venture. This 50% investment in the joint venture will be accounted for under the equity method of accounting as major decisions must be agreed to by both the Company and the AJS Group. The joint venture had approximately $4.8 million of assets and $3.5 of debt at March 31, 1998. The joint venture had no other operations.

     During 1998, the Company entered into a joint venture, known as Wakefield Commercial LLC, primarily to develop two community shopping centers. The two retail centers, one approximately 200,000 square feet and the other approximately 300,000 square feet, will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management and marketing functions for the two centers. The Company holds a 50% in the venture, which is accounted for under the equity method of accounting as major decisions must be agreed to by both the Company and its venture partners. As of March 31, 1998, the Company had invested $0.6 million in this joint venture and had advanced the joint venture $4.7 million. The advances carry interest at 11% per annum. The joint venture had no other operations.

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

     Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, potential distributions to stockholders, acquisitions and planned development and construction activities. At March 31, 1998, the Company has available $87.8 under its $150 million Nomura credit facility following the retirement of $72.3 million of debt which existed at December 31, 1997.

     The Company is in the process of reviewing various financing alternatives for its planned development of the "power" outlet mall located in Lake Carmel, New York, including a potential joint venture arrangement. The planned development of nearly one million square feet of community and neighborhood shopping centers in North Carolina with ARC, the development of a retail/entertainment shopping center in Mt. Pleasant, South Carolina, and the development of two community shopping centers in Wakefield, North Carolina will be completed in joint ventures and will be financed in part by a traditional bank construction loan.

     The Company previously announced that dividends declared will be equal to 95% of the Company's taxable income, which is the minimum dividend required to maintain its REIT status. Determination of any dividends will be made annually following the review of the Company's year-end financial results. The Company's decision is driven by its goal to increase the total return to its shareholders through the use of internal cash flow to "self-fund" some of its growth, such as expansions at existing centers and strategic acquisitions. The Company also will strive to reduce its borrowing levels and interest expense. The Board of Directors determined that the Company would not declare a dividend for 1997.

ECONOMIC CONDITIONS

     Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel pricing, which has slowed the growth of tenant sales and adversely affected the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. Although a decline in sales does not affect base rental, aside from renewals, such weakness could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4.9% of the Company's total revenue for the three months ended March 31, 1998. Continuance of this trend may affect the Company's operating centers' (the "Properties") occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the operating centers. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

     The majority of the Company's leases, other than those for some anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed in June 1993, also require the tenants to pay certain operating expenses and increases in common area maintenance expenses. At March 31, 1998, 16% of the aggregate GLA of its centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

     Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 23.6% of the Company's debt on income properties and notes payable as of March 31, 1998 bore interest at rates that adjust periodically based on market conditions. Following the sale of the remaining common shares to PSR, as described above, the Company's exposure to floating rate debt will be further reduced or eliminated. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

     Substantially all of the Company's existing tenants have met their lease obligations and the Company continues to attract and retain quality tenants. The Company intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms by attracting creditworthy national, regional and local tenants that offer a wide range of merchandise and amenities not previously offered.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and the effect of competition from other factory outlet centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New
York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms, the consummation of related property acquisitions, receipt of zoning, land use, occupancy, government and other approvals, and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities, such forward-looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 23, 1998, the Company sold 2,350,000 shares of Common Stock to Prometheus Southeast Retail, LLC, an affiliate of Lazard Freres Real
     Estate Investors, LLC, at $9.50 per share, for an aggregate purchase price of $22,325,000 (the "Initial Purchase"). The offering was made pursuant to the exemption from registration set forth at Section 4(2) of the Securities Act of 1933, as amended. The Company took reasonable steps to assure that PSR purchased the securities without a view to their distribution.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         10.1 (1) Amended and Restated Stock Purchase Agreement, dated as of March 23, 1998, between the Company and the Investor.
         10.2 (1) Stockholders Agreement, dated February 24, 1998, between the Company and the Investor.
         10.3 (1) Registration Rights Agreement, dated February 24, 1998, between the Company and the Investor.
         10.4 (1)   Contingent Value Right Agreement, dated February 24,
                    1998, among the Company and the Investor.
         10.5 Master Agreement dated February 24, 1998 by and among FAC Realty Trust, Inc., FAC Properties LP, and the signatories to this Master Agreement contained therein.

         27         Financial Data Schedule (EDGAR filing only)

      (b) Reports on Form 8-K

----------------------------
     (1) Incorporated by reference from the Company's Form 8-K dated March 23, 1998

     The Company filed a Report on Form 8-K (dated March 23, 1998) reporting under Item 1, that on March 23, 1998, the Company sold 2,350,000 shares of Common Stock to Prometheus Southeast Retail, LLC, an affiliate of Lazard Freres Real Estate Investors, LLC, at $9.50 per share, for an aggregate purchase price of $22,325,000. Under Item 2, the Company reported the acquisition of seven of the Rodwell/Kane Properties.

                                   SIGNATURES

================================================================================
        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FAC REALTY TRUST, INC.






Date: May 20, 1998           By /S/  Patrick M. Miniutti
                                -------------------------------------------
                                     Patrick M. Miniutti, Executive Vice
                                     President, Chief Financial Officer
                                     and Director




                              By /S/  Sona A. Thorburn
                                --------------------------------------------
                                      Sona A. Thorburn, Vice President and
                                      Chief Accounting Officer