Form 10-K/A
period 1997-12-31
FAC REALTY TRUST INC
filed 1998-06-04
CIK 899757

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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


                       Documents Incorporated by Reference

                                      None.

                             FAC Realty Trust, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 1997


                                                                            Page
--------------------------------------------------------------------------------
                                     PART I

Item 1   -  Business                                                           3

Item 2   -  Properties                                                        13

Item 3   -  Legal Proceedings                                                 23

Item 4   -  Submission of Matters to a Vote of
            Security Holders                                                  24

                                     PART II

Item 5   -  Market for the Registrant's Common Equity
            and Related Stockholder Matters                                   25

Item 6   -  Selected Financial Data                                           25

Item 7   -  Management's Discussion and Analysis of
            Financial Condition and Results of Operation                      28

Item 8   -  Financial Statements and Supplementary
            Data                                                              44

Item 9   -  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                            44

                                    PART III

Item 10  -  Directors and Executive Officers of
            the Registrant                                                    45

Item 11  -  Executive Compensation                                            47

Item 12  -  Security Ownership of Certain Beneficial
            Owners and Management                                             55

Item 13  -  Certain Relationships and Related
            Transactions                                                      56

                                     PART IV

Item 14  -  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                           57

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


Change of Domicile and UPREIT Conversion

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

The purpose of reincorporating in Maryland and of becoming an UPREIT was as follows:

o The Company will realize a cost savings in annual franchise tax payments of approximately $150,000 by changing its state of incorporation from Delaware to Maryland

o By adopting an UPREIT structure, the Company will realize annual cost savings of approximately $188,000 beginning in 1998 related to state franchise tax payments on its assets located in certain states; and

o An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of sock to acquire properties, which provide an advantage over non-UPREIT entities.

     The Company has elected to be treated as a REIT for Federal income tax purposes. The Company intends to continue to operate in the manner required to maintain its REIT status.

Acquisitions and Significant Transactions
North Hills Portfolio

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

     If the stockholders approve the Transaction, PSR would have the right, pursuant to a Contingent Value Right Agreement, to receive on January 1, 2004 payment in cash or stock of an aggregate amount equal to the lesser of (a) (i) 21,052,632 shares multiplied by $19 per share ($400 million) less (ii) the dividends paid to PSR through January 1, 2004 and less (iii) the fair market value of the shares purchased and (b) 4,500,000 multiplied by the fair market value on such date.

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

Konover & Associates South Transaction

         On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity, consisting of the issuance of Units, at $9.50 per Unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum. In addition, the Company will issue 200,000 warrants to Mr. Simon Konover. One hundred thousand of the warrants have an exercise price of $9.50 per share, and the remaining 100,000 warrants have an exercise price of $12.50 per share. The warrants vest in 20% increments over a five-year period and may be subject to forfeiture upon the occurrence of certain events.

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


     On March 23, 1998, the Company issued 2,350,000 shares of its common stock to PSR for a total consideration of $22.3 million as part of the first closings of the Lazard Transaction as described above.


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

Policies with Respect to Certain Activities


     The following supplements the discussion of the Company's primary management, portfolio diversification, expansion and improvements, development, financing, marketing and operations strategies set forth elsewhere in this report. The Company's policies with respect to those activities and the matters discussed in this section have been determined by the Company's Board of Directors and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company's shareholders.

Investment Policies

     At all times, it is the policy of the Company to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of changed circumstances, the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT. Other than the limitations provided in the Code, the Company has no stated policy (i) that limits a certain percentage of Company assets from being invested in any one type of investment or in any one property or (ii) that limits the percentage of securities of any one issuer which the Company may acquire.

     The Company may develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the Company's equity interest. These properties include outlet centers and community shopping centers across the United States. See "Business Strategy --Acquisition and Portfolio Diversification," "-- Expansion and Improvements to Existing Centers," and "-- Development of New Properties." The Company's organizational structure and financing strategy is conducive to operating such investments. See "Business Strategy -- Operating Practices" and " -- Financing" above.

     The Company invests in real estate and interests in real estate primarily for the purpose of producing income in the long-term, but the Company also considers the potential for long-term appreciation when making investment decisions.

     While the Company has emphasized, and intends to continue its emphasis, in equity real estate investments, it may, in its discretion, invest in mortgages. The Company has not previously invested in mortgages and the Company does not presently intend to invest to a significant extent in mortgages or deeds of trust, but it may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such property would include community shopping centers or outlet centers.

     The Company may also participate with other entities in property ownership through joint ventures or other types of co-ownership. The Company has invested in real estate interests through joint ventures that intend to develop community shopping centers or retail/entertainment shopping centers. See "Business Strategy -- Strategic Alliances" above for more detail.

     Subject to the percentage of ownership limitations and gross income tests which must be satisfied to qualify as a REIT, the Company may also invest in securities of concerns engaged in real estate activities, such as land improvement or investments in outlet centers, or in securities of other issuers. As disclosed above, the Company has not over the last three years invested, and does not intend to invest, in the securities of any other issuer for the purpose of exercising control. In any event, the Company does not intend that its investments in securities would require the Company to register as an investment company under the Investment Company Act of 1940, and the Company would divest securities before any such registration would be required.

Policies with Respect to Certain Other Activities

     The Company may, but does not presently intend to, make investments other than as described above. The Company's policies regarding certain activities (and the extent to which it has engaged in such activities during the last three years) follow:

(i) The Company has authority to issue senior securities. The Company issued $19.2 million of convertible preferred (Series A) stock in 1996, but it has not otherwise issued senior securities.

(ii) The Company is authorized and will continue to borrow funds to fuel its growth. See "Business Strategy -- Financing" above. See "Notes to
       Consolidated Financial Statements" for a summary of borrowings at December 31, 1997 and 1996.

(iii) The Company has authority to make loans to others and has done so on a limited basis (see Note 5 to the Consolidated Financial Statements). The Company has no immediate plans to lend money to other entities or persons, except for loans to Officers secured by their ownership of the Company's vested stock. The Board has approved loans to Officers to enable them to retain their Company stock.

(iv) The Company does not invest in the securities of any other issuer for the purpose of exercising control, however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with the Company's investment policies.

(v)    The  Company  has  not  engaged  in  trading,   underwriting   or  agency
       distribution or resale of securities of other issuers and does not intend to do so.

(vi) The Company engages in the purchase and sale of investment properties, as described in more detail throughout this section and the "Business Strategy" section.

(vii) The Company has authority to offer shares of its capital stock or other senior securities in exchange for property, but it has not issued Common Stock or any senior securities in exchange for property. However, the Company has acquired property in exchange for Units in the Operating Partnership.

(viii) The Company has the authority to repurchase or otherwise reacquire its Common Stock or any other securities, although it has not done so (except to replace certain compensatory shares of restricted stock with options) and has no plans to do so.

(ix) The Company has issued and intends to continue issuing annual reports to shareholders, informing them of the status of the Company with audited financial statements attached to the report.

     All transactions, including lending and borrowing money, between the Company and its affiliates must also be approved by a majority of the Company's directors who are "Independent" (which is generally defined in the Articles of Incorporation of the Company as a non-employee director who is not an affiliate of the Company).

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

     The Vacaville, California property and one of the community shopping centers have conditions which may pose a risk of environmental liability at these properties. The Company believes that releases of petroleum products from underground storage tanks located at adjacent properties may have affected these properties. In each instance where remediation has been determined to be necessary, the Company believes that the third parties responsible for any contamination have accepted responsibility therefor and intend to remediate the effects of any such contamination. The Company also believes that these responsible parties have sufficient resources to conduct such remediation. There can be no assurance, however, that the responsible parties will adequately complete remediation of any contamination. However, due to the potential environmental issues associated with the property and the properties adjacent to the Company's property, the Company has accrued $500,000 for the potential remediation cost of the property. If the responsible parties do not complete such remediation, the Company may be required to do so, and the expenses associated with such remediation may be material. In addition, the investigation or remediation of such contamination (by the responsible parties or by the Company) may impose limitations upon the Company's ability to use the properties. Additionally, the lender on the Vacaville property required that $150,000 be deposited into an escrow account, together with $4,200 in monthly deposits, to be used, if necessary, to perform certain possible remediation work. Management believes that these amounts will not be used given the results of the environmental audits.


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

     The following table sets forth the location of, and certain information relating to, the Properties as of December 31, 1997:

                                                     Total          Total            Percentage      Percentage      Percentage of
       State                                         Number          GLA              of Total     Of Total Rental   GLS in Leased
                                                   Of Centers     (Sq. Ft.)             GLA         Revenue (1)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Properties:
Community Centers
Arizona                                                 2           294,788              5.4%           4.4%              90.0%
Florida                                                 1            83,962              1.5%           1.0%             100.0%
Georgia                                                 1           140,025              2.5%           1.5%              71.9%
Illinois                                                1            91,063              1.7%           0.7%              73.2%
Iowa                                                    1           112,405              2.0%           1.3%              92.3%
Kentucky                                                3           304,402              5.5%           4.3%              98.7%
Louisiana                                               2           220,281              4.0%           3.5%              97.7%
Mississippi                                             1           124,412              2.3%           0.8%              93.7%
Missouri                                                1            83,464              1.5%           1.0%             100.0%
Nebraska                                                1            89,646              1.6%           1.2%              93.3%
Nevada                                                  1           229,958              4.2%           4.0%              69.6%
North Carolina                                          5           605,485             11.0%          10.7%              98.1%
Tennessee                                               2           193,137              3.5%           2.0%              95.1%
Texas                                                   6           515,412              9.4%           6.8%              89.7%
                                                   ----------------------------------------------------------------------------
Subtotal (Community  Centers
                                                       28         3,088,440             56.1%          43.2%              96.3%

Outlet Centers
Alabama                                                 1           111,909              2.0%           1.5%              97.7%
California                                              1           447,725              8.1%          16.6%              96.6%
Maine                                                   1            24,620              0.5%           1.0%             100.0%
Missouri                                                1           287,522              5.2%           5.1%              81.2%
New York                                                1            43,650              0.8%           1.2%             100.0%
North Carolina                                          1           355,756              6.5%           8.0%              99.7%
Tennessee                                               2           437,064              7.9%          11.0%              96.1%
Utah                                                    1           185,281              3.4%           3.5%             100.0%
Washington                                              1           223,383              4.1%           6.7%             100.0%
                                                   ----------------------------------------------------------------------------
Subtotal (Outlet Centers)                              10         2,116,910             38.5%          54.6%              96.3%
                                                   ----------------------------------------------------------------------------
Subtotal (Operating  Properties)
                                                       38         5,205,350             94.6%          97.8%              93.4%
                                                   ----------------------------------------------------------------------------

Properties Held for Sale:
Arizona                                                 1           141,828              2.6%           1.4%              64.8%
California                                              1           131,400              2.4%           0.6%              34.1%
New Hampshire                                           1            24,740              0.4%           0.2%              54.2%
                                                   ----------------------------------------------------------------------------
Subtotal                                                3           297,968              5.4%           2.2%              50.4%
                                                   ----------------------------------------------------------------------------
Total (All Properties)                                 41         5,503,318            100.0%         100.0%              91.1%
                                                   ============================================================================

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

                                                             Date
                                                          Developed/               Gross      Percentage     Average   Percentage of
                                                         (Expanded or  Land       Leasable     of Total      Rental       GLA in
                                                          Renovated)   Area         Area        Rental     Revenue Per   Operation
Property                        Location                     (1)      (Acres)    (Sq. Ft.)    Revenue (2)  Sq. Ft. (3)    Leased
----------------------------------------------------------------------------------------------------------------------------------
Operating Properties:

Community Centers:

Mesa, AZ              Situated along U.S. Highways 60       1987
                      and 89                               (1995)       26.9       167,213        3.0%        12.99        88.1%
Tucson, AZ            Situated along Interstate 10          1984        12.5       127,575        1.4%         8.07        92.6%

Graceville, FL        Situated along U.S. Highway 77        1985        25.0        83,962        1.0%         8.51       100.0%

Lake Park, GA         Situated along Interstate 75          1989
                                                           (1992)       12.5       140,025        1.5%        12.20        71.9%
West Frankfort, IL    Situated along Interstate 57          1990        20.0        91,063        0.7%         9.64        73.2%

Story City, IA        Situated along Interstate 35          1990
                                                           (1996)       20.0       112,405        1.3%         8.68        92.3%
Carrollton, KY        Situated along Highway 22             1989        21.2        63,896        0.7%        12.54       100.0%

Georgetown, KY        Situated along Interstate 75          1991        16.7       176,615        3.0%        12.75        97.7%

Hanson, KY            Situated along U.S. Highway 41        1989        21.3        63,891        0.6%         7.27       100.0%

Arcadia, LA           Situated along Interstate I-20        1989
                                                           (1994)       28.7        89,528        1.3%        12.48       100.0%
Iowa, LA              Situated along Interstate 10          1989
                                                           (1994)      Lease       130,753        2.2%        12.85        96.2%
Tupelo, MS            Situated along Interstate 44          1987
                                                           (1996)       16.8       124,412        0.8%         3.24        93.7%

Lebanon, MO           Near Interstate 44 and State
                      Highways 5, 32 and 64                 1985        23.7        83,464        1.0%         9.18       100.0%

Nebraska City, NE     Intersection of U.S. Highway 75       1990
                      and State Highway 2                  (1996)       21.4        89,646        1.1%        11.58        93.3%
Las Vegas, NV         Situated along Las Vegas Blvd.
                                                            1992        25.7       229,958        3.9%        13.59        69.6%
Raleigh, NC           Wake Forest Rd.                       1966         6.0        54,375        1.1%        13.51       100.0%
Eastgate
Wilson, NC            U.S. Highway 264                      1992        18.5        91,266        1.2%          N/A       100.0%
Gateway Plaza
Cary, NC              U.S. Highway 64                       1986        21.1       142,378        3.1%        12.34        97.2%
MacGregor Village
Raleigh, NC           Falls of the Neuse Rd.                1980        19.5       165,309        3.4%        12.78        97.7%
North Ridge
Raleigh, NC-Tower     U.S. Highway 64                       1976        19.3       152,157        2.0%         7.44        97.4%

Tri-Cities, TN        Situated along Interstate 81 and
                      State Highway 125                     1990        23.3       132,908        1.4%         8.81        92.9%
Union City, TN        Situated along  U.S. Highway 51
                                                            1988        23.3        60,229        0.6%         9.29       100.0%
Corsicana, TX         Intersection of Interstate 45/287
                      and State Highway 32                  1989        20.0        63,605        0.6%         8.27       100.0%
Hempstead, TX         Situated along U.S. Highway 290
                                                            1989        14.8        63,605        0.6%        13.89        94.0%
La Marque, TX         Situated along Interstate 45          1990        19.2       176,071        3.2%        15.35        73.5%



Livingston, TX        Situated along U.S. Highway 59
                                                            1989        15.0        63,605        0.7%        10.70       100.0%
Mineral Wells, TX     Situated along U.S. Highway 180
                                                            1989        15.5        63,609        0.7%         8.42       100.0%
Sulphur Springs, TX   Situated along Interstate 30          1986        13.3        84,917        1.1%         8.97       100.0%
                                                                     ------------------------------------------------------------
                      Subtotal (Community Centers)                     521.2     3,088,440       43.2%        11.25        91.4%
Outlet Centers:
Boaz, AL              Situated along U.S. Highway 61        1982
                                                           (1994)      Lease       111,909        1.5%       $12.23        97.7%
Vacaville, CA         Situated along Interstate 84          1988        52.6       447,725       16.6%        22.12        96.6%
Kittery, ME           Situated along U.S. Highway 1         1987         5.3        24,620        1.0%        22.32       100.0%
Branson, MO           Situated along U.S. Highway 248       1995        24.4       287,522        5.1%        12.73        81.2%
Lake George, NY       Intersection of Rt. 9 and 49          1988         4.6        43,650        1.2%        15.10       100.0%
Smithfield, NC        At the junction of                    1988
                      Interstate 95 and U.S.               (1995)
                      Highway 70 and 70-A                  (1996)       51.6       355,756        8.0%        15.68        99.7%
Crossville, TN        Intersection of Interstate 40 and     1988
                      Genesis Road                         (1994)
                                                           (1997)       16.5       151,256        2.4%        13.56       100.0%
Nashville, TN         Across from Opryland                  1993
                                                           (1995)       33.1       285,808        8.6%        16.78        98.3%
Draper, UT            Situated along                        1986
                      Interstate 15                        (1995)       28.9       185,281        3.5%        12.40       100.0%
North Bend, WA        Situated along                        1990
                      Interstate 90                        (1994)       16.0       223,383        6.7%        18.86       100.0%
                                                                     ------------------------------------------------------------
                      Subtotal (Outlet Centers):                       233.0     2,116,910       54.6%        17.02        96.3%
                                                                     ------------------------------------------------------------
                      Subtotal (Operating Properties):                 754.2     5,205,350       97.8%        14.28        93.4%
                                                                     ============================================================
Properties Held for Sale:
Casa Grande, AZ       Situated along Interstate 10          1991        14.9       141,828        1.4%         8.72        64.8%
Lathrop, CA           Situated along Interstate 5           1993        14.3       131,400        0.6%        10.46     34.1%(4)
Conway, NH            Intersection of Rt. 16 & 153          1985         2.1        24,740        0.2%         6.20        54.2%
                                                                     ------------------------------------------------------------
                      Subtotal (Properties Held for Sale)               31.3       297,968        2.2%         8.92        50.4%
                                                                     ------------------------------------------------------------
                      Total  (All Properties)                          785.5     5,503,318      100.0%       $14.08        91.1%
                                                                     ===========================================================

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

     The following summary financial information pertains to the properties held for sale for the year ended December 31 (in millions):

                                       1997          1996          1995
                                       ----          ----          ----
     Revenues                         $  1.1       $  2.1         $  3.0
     Net loss after  operating  and
     interest expenses                $ (1.1)      $ (1.0)        $ (0.5)
                                   =========    ==========     =========

Planned Expansions

     For the year ended December 31, 1997 the Company had delivered approximately 32,470 square feet of expansion space to tenants in Crossville, Tennessee. The following table sets forth certain information relating to the Company's proposed 1998 expansion activities:

                                                                   Post-        Percentage of
                              Current         Expansion          Expantion        Expansion           Planned          Estimated
                            Center GLA          GLA                 GLA              GLA            Completion          Cost of
       Location             (Sq. Ft.)         (Sq. Ft.)          (Sq. Ft.)        Committed*           Date            Expansion
------------------------------------------------------------------------------------------------------------------------------------
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

Additional Information about Certain Centers


     As of December 31, 1997, the Company's outlet center at Vacaville, California, had a book value of 9% of the total assets of the Company and generated gross revenue in 1997 that accounted for approximately 18% of the Company's 1997 aggregate gross revenue. No other existing or planned center accounts for greater than 10% of either the Company's 1997 aggregate gross revenue or the Company's total assets at December 31, 1997.

     The Company holds title to the Vacaville center in fee simple, but the property is one of several that secures $54.6 million of Class A Collateralized Mortgage Notes. These Mortgage Notes bear interest at 7.51% and are secured by the Vacaville center and 17 other outlet centers. These Mortgage Notes are payable in monthly principal payments ranging from $107,000 to $173,000 determined using various parameters plus monthly interest. Unpaid principal and accrued interest will be due in June, 2002, with a balloon payment of $46.7 million.

     The Vacaville, California outlet center is located on 53 acres at the intersection of Interstate 80 and Nut Tree Road, approximately 60 miles east of San Francisco and 30 miles west of Sacramento, the state capital. Phase I of the center, which opened in 1988, contains approximately 206,000 square feet of GLA. Phase II, which opened in 1992, contains approximately 120,000 square feet of GLA. Phase III, which also opened in 1992, contains approximately 122,000 square feet of GLA. The Company currently has no plans to further expand or renovate the property. The realty tax rate on the property is $10.68 per $1,000 of assessed value, and in 1997, the annual property taxes on the Vacaville center were $1.4 million.

     The city of Vacaville developmental plans continue to allow the building of additional retail stores, restaurants, and area services in the properties adjacent to the Company's Center (Factory at Vacaville) creating hub of retail activity in this newly built area. Interstate 80 motorists exit off the side of the freeway that Factory Stores at Vacaville are located, however, due to close proximity, the neighboring complexes (which offer some name brand discounters) appear to be monogamous with Factory Stores at Vacaville. This can cause customer confusion. The Company has countered this perception with an advertising campaign geared toward our shopper. During the past ten years, the Company has maintained its image of a designation for its Sacramento and San Francisco shopper.

     The following table discloses the occupancy rate and average effective annual rental revenue per square foot for each of the last five years ending December 31, 1997.

 Year ended December 31,     Occupancy Rate    Annual Rental Revenue per Sq. Ft.
 -----------------------     --------------    ---------------------------------

        1997                       98%                      $22.12

        1996                       89%                      $22.58

        1995                       88%                      $27.94

        1994                       92%                      $27.58

        1993                       93%                      $26.61

     The center's major tenants include: The Gap, NIKE, VF Factory Outlet, Levi's, Reebok, 9 West and Carter Children's Wear Outlet, but none rent ten percent or more of the center's total GLA.


     The following table shows the lease expirations for tenants in occupancy as of December 31, 1997 for the Vacaville outlet center (assuming that none of the tenants exercise renewal options).

                                              Pro Forma                     Average
                                             Annualized        % of         Annual
           Leases to      Leased GLA         Base Rental       Total       Base Rent
 Year      Expire(2)     (sq. ft.)(1)          Revenue        Revenue      Per Sq. Ft.
--------------------------------------------------------------------------------------
 1998          30           114,669           1,870,603         26.8%        $16.31
 1999          20            67,513             908,756         13.0%         13.46
 2000          19            60,146           1,106,659         15.9%         18.40
 2001          27            86,103           1,383,223         19.8%         16.06
 2002           6            29,645             531,603          7.6%         17.93
 2003           7            63,079             933,178         13.4%         14.79
 2004           2             8,400             140,800          2.0%         16.76
 2005           0                 0                   0          0.0%          0.00
 2006           1             6,000             108,000          1.5%         18.00
 2007+          0                 0                   0          0.0%          0.00
          ============================================================================
Total          112          432,555          $6,982,822        100.0%        $16.14
          ============================================================================

(1)  Total leased GLA is not equal to leasable GLA due to vacancies.

(2) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1997.


     Management believes that all of its properties, including the Vacaville center, are adequately insured. For a description of the Vacaville center's Federal tax basis, rate, method and life claimed with respect to the property, see Schedule III to the Company's Consolidated Financial Statements.

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

                                                                 Pro Forma                                    Average
                                         Leased                  Annualized                               Annual Base Rent
                    Leases to              GLA                  Base Rental                % of                 Per
      Year         Expire (1)           (sq. ft.)(2)              Revenue                  Total              Sq. Ft.
--------------------------------------------------------------------------------------------------------------------------
      1998             244               919,280                 $8,910,000                21.9%              $ 9.69
      1999             144               490,375                  5,489,879                13.4%               11.20
      2000             186               698,148                  7,852,768                19.3%               11.25
      2001             106               437,826                  4,842,505                11.9%               11.06
      2002              65               280,460                  2,738,874                 6.7%                9.77
      2003              71             1,334,110                  5,936,296                14.5%                4.45
      2004              11               196,256                  1,005,992                 2.5%                5.13
      2005              11               210,451                  1,350,395                 3.3%                6.42
      2006              13               200,684                  1,416,834                 3.5%                7.06
      2007+              7               243,722                  1,223,713                 3.0%                5.02
                  --------------------------------------------------------------------------------------------------------
     Total             858             5,011,312                $40,767,256               100.0%              $ 8.14
                  ========================================================================================================

(1) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1997.

(2)  Total leased GLA is not equal to leasable GLA due to vacancies.

Tenant Concentrations

     The following table provides certain information regarding the ten largest tenants (based upon total GLA leased) and other tenants for the year ended December 31, 1997.

                                                         Percentage
                                                          of Total       Number         Actual
                                          Total GLA         GLA            of         Base Rental         % of
                   Tenant                 Leased(1)        Leased        Stores         Revenue           Total
------------------------------------------------------------------------------------------------------------------
VF Factory Outlet, Inc.                   1,225,655         24.5%          34          $5,809,614         15.1%
Carolina Pottery Retail Group, Inc.         278,458          5.6%           4           1,116,335          2.9%
Phillips-Van Heusen Corporation             253,182          5.1%          59           2,682,570          7.0%
The Dress Barn, Inc.                        139,604          2.8%          27           1,879,631          4.9%
Nine West Group, Inc.                       135,555          2.7%          30           1,353,207          3.5%
Bugle Boy Industries, Inc.                  129,120          2.6%          23             985,966          2.6%
US Factory Outlet                           100,957          2.0%           3             102,912          0.3%
The Paper Factory of Wisconsin, Inc.         94,088          1.9%          24           1,446,686          3.8%
Designs, Inc./Levi Strauss & Co.             85,111          1.7%           9           1,220,521          3.2%
WestPoint Stevens Stores, Inc.               82,840          1.7%           4             348,537          0.9%
                                        --------------------------------------------------------------------------
                                          2,524,570         50.4%         217          16,945,978           44%

Others                                    2,486,742         49.6%         641          21,589,050           56%
                                        --------------------------------------------------------------------------
Total                                     5,011,312        100.0%         858         $38,535,028        100.0%
                                        ==========================================================================

(1)  Total leased GLA is not equal to leasable GLA due to vacancies.

Mortgage Debt

     The  following  table  sets  forth,  as  of  December  31,  1997,   certain
information regarding the mortgages encumbering certain of the Properties (in thousands).

                                 1997 Estimated

                                                                    Annual       Balloon
Principal          Interest                                          Debt      Payment at
 Amount              Rate                         Type              Service     Maturity       Maturity          Secured By
------------------------------------------------------------------------------------------------------------------------------------
 $54,583           7.51%           Collateralized Mortgage Notes    $1,324      $ 46,716         2002    Arcadia, LA; Carrollton,
                                                                                                         KY; Casa Grande, AZ;
                                                                                                         Conway, NH; Crossville,
                                                                                                         TN; Draper, UT; Hanson,
                                                                                                         KY; Iowa, LA; Kittery,
                                                                                                         ME; La Marque, TX; Lake
                                                                                                         George, NY; Las Vegas,
                                                                                                         NV; Mesa, AZ; North Bend,
                                                                                                         WA; Tucson, AZ; Union
                                                                                                         City, TN; Vacaville, CA;
                                                                                                         and West Frankfort, IL
                                                                                                         (collectively "FSA
                                                                                                         Finance Properties")

  20,000           7.87            Collateralized Mortgage Notes        --        20,000         2002    FSA Finance Properties

  17,000           8.39            Collateralized Mortgage Notes        --        17,000         2002    FSA Finance Properties

------------------------------------------------------------------------------------------------------------------------------------
  91,583   Total Fixed Rate Debt                                     1,324        83,716
------------------------------------------------------------------------------------------------------------------------------------
     736   Prime + 1/2 %           Line of Credit                       --           736                 Eastgate

   5,711   Prime + 2.25% (1)       Mortgage                             77         5,719         1998    Lathrop, CA

 134,545   LIBOR + 2.25% (2)       Revolving Credit Facility            --       134,545         1999    Georgetown, KY; Lake
                                                                                                         Park, GA; Nashville, TN;
                                                                                                         Smithfield, NC; Tri-
                                                                                                         Cities, TN; Story City,
                                                                                                         IA; Sulphur Springs, TX;
                                                                                                         Nebraska City, NE; Boaz,
                                                                                                         AL; Graceville, FL;
                                                                                                         Tupelo, MS; Lebanon,
                                                                                                         MO; Corsicana, TX;
                                                                                                         Hempstead, TX;
                                                                                                         Livingston, TX; and
                                                                                                         Mineral Wells, TX;
                                                                                                         MacGregor, North Ridge,
                                                                                                         Gateway, Tower
------------------------------------------------------------------------------------------------------------------------------------
 140,992   Total Variable Rate Debt                                     77       140,264
====================================================================================================================================
$232,575   Total Mortgage Debt                                      $1,401      $223,980
====================================================================================================================================

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held a Special Meeting of Stockholders on December 15, 1997 at its corporate office in Cary, North Carolina.

     The purpose of the meeting was to obtain the approval from stockholders of record as of October 31, 1997 pertaining to the following:

     o Reincorporation of the Company from the State of Delaware to the State of Maryland

The reincorporation was approved as follows:

     For                                 6,196,916             50.7%
     Against                             1,153,019              9.4%
     Abstentions                            96,371              0.8%
     ----------------------------------------------------------------
     Total Voted                         7,446,306             60.9%
     ----------------------------------------------------------------
     Total Shares Outstanding           12,224,229            100.0%
     ================================================================

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

     The Company felt those events were strategic for the Company for the following reasons:

     o    The  Company  will  realize a cost  savings  in annual  franchise  tax
          payments  of   approximately   $150,000  by  changing   its  state  of
          incorporation from Delaware to Maryland.

     o By adopting an UPREIT structure, the Company will realize annual cost savings of approximately $188,000 beginning in 1998 related to state franchise tax payments on its assets located in certain states; and

     o An UPREIT structure may enable the Company to acquire properties under more favorable economic terms.

                                     PART II

Item 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The Common Stock began trading on the NYSE on June 3, 1993, under the symbol "FAC." As of March 23, 1998, there were approximately 609 stockholders of record.

     The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends paid per share for 1997 and 1996:

------------------------------------------------------------------------------------------
                                  1997                                1996
------------------------------------------------------------------------------------------
                     High         Low      Dividends      High         Low       Dividends
First Quarter       $6 3/4      $ 5 3/4      $0.00       $13 5/8      $9 7/8       $0.25
Second Quarter           7        5 1/4       0.00        10 1/8           9        0.25
Third Quarter       8 7/16       6 1/16       0.00         9 1/2       8 1/2        0.25
Fourth Quarter      8 7/16        6 3/4       0.00         8 7/8       6 5/8        0.00
                  ------------------------------------------------------------------------

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

                                                                --------------------------------------------------------------------
                                                                  1997           1996           1995           1994         1993 (a)
                                                                --------------------------------------------------------------------
Operating Data:
Rental revenues                                                 $ 53,726       $ 47,170       $ 47,129       $ 42,077       $ 12,135
Property operating costs                                          15,671         13,975         13,648         10,454          3,371
                                                                --------------------------------------------------------------------
                                                                  38,055         33,195         33,481         31,623          8,764
Depreciation and amortization                                     15,652         13,802         11,900          8,511          1,997
General and administrative                                         6,397          6,199         15,279          5,567          1,615
Interest                                                          16,436         14,175         10,903          4,435             13
Adjustment to carrying value of assets                                --         (5,000)        (8,500)            --             --
Extraordinary (loss) on early extinguishment
  of  debt                                                          (986)          (103)            --           (884)            --
                                                                --------------------------------------------------------------------
Net  income (loss)                                              $ (1,416)      $ (6,084)      $(13,101)      $ 12,226       $  5,139
                                                                ====================================================================


 Loss before extraordinary item                                 $   (430)      $ (5,981)      $(13,101)      $ 13,110       $  5,139
 Preferred stock dividends                                            --           (368)            --             --             --
                                                                --------------------------------------------------------------------
 Loss before extraordinary item applicable to
   common stockholders                                              (430)        (6,349)       (13,101)        13,110          5,139
 Extraordinary loss on early extinguishment of
   debt                                                             (986)          (103)            --           (884)            --
 (Loss) income applicable to common
   shareholders                                                 $ (1,416)      $ (6,452)      $(13,101)      $ 12,226       $  5,139
                                                                ====================================================================
Per common share data:
   Income (loss) before extraordinary item                      $  (0.04)      $  (0.54)      $  (1.11)      $   1.11       $   0.86
   Extraordinary item                                              (0.08)         (0.01)            --          (0.07)            --
                                                                --------------------------------------------------------------------
   Net  income (loss)                                           $  (0.12)      $  (0.55)      $  (1.11)      $   1.04       $   0.86
                                                                ====================================================================
Weighted average common shares outstanding                        11,824         11,817         11,814         11,811          5,989
                                                                ====================================================================


                                                                    1997          1996          1995         1994         1993 (a)
------------------------------------------------------------------------------------------------------------------------------------

Other Data:
EBITDA:
Net (loss) income                                                $  (1,416)    $  (6,084)    $ (13,101)    $  12,226     $   5,139
   Adjustments:
        Interest                                                    16,436        14,175        10,903         4,435            13
        Depreciation and amortization                               15,652        13,802        11,900         8,511         1,997
        Compensation under stock plans                                 537           392            --            --            --
        Gain on sale of assets                                          --           (37)         (345)           --            --
        Non-recurring administrative costs                             250           927         6,500            --            --
        Merger termination costs                                     1,250            --            --            --            --
        Adjustment to fair value of assets                              --         5,000         8,500            --            --
        Extraordinary loss on early extinguishment
            of debt                                                    986           103            --           884            --
                                                               =====================================================================
                                                                 $  33,695     $  28,278     $  24,357     $  26,056     $   7,149
                                                               =====================================================================


  Funds from Operations:
   Net income (loss)                                             $  (1,416)    $  (6,084)    $ (13,101)    $  12,226     $   5,139
   Adjustments:
            Straight line rent                                        (619)          383          (626)         (922)         (355)
        Depreciation and amortization                               15,254        13,513        11,722         8,428         1,953
        Interest on exchangeable notes                                  --           553            --            --            --
        Compensation under restricted stock award                      537           392            --            --            --
        Gain on sale of real estate                                     --           (37)         (345)           --            --
        Unusual items:
            Non-recurring administrative costs                         250           927         6,500            --            --
            Merger termination costs                                 1,250            --            --            --            --
            Adjustment to carrying value of assets                      --         5,000         8,500            --            --
            Extraordinary loss on early
                extinguishment of debt                                 986           103            --           884            --
                                                               ---------------------------------------------------------------------
                                                                 $  16,242     $  14,750     $  12,650     $  20,616     $   6,737
                                                               =====================================================================
Weighted average shares outstanding-diluted (b)                     14,158        13,399        11,814        11,811         5,989
                                                               =====================================================================


Funds Available for Distribution/Reinvestment:
   Funds from Operations                                         $  16,242     $  14,750     $  12,650     $  20,616     $   6,737
                                                               =====================================================================
   Adjustments:
            Non-recurring administrative costs                        (250)         (927)       (6,500)           --            --
            Merger termination costs                                (1,250)           --            --            --            --
            Capitalized tenant allowances                           (1,418)         (316)       (1,380)       (1,340)         (156)
            Capitalized leasing costs                               (1,054)         (549)         (407)         (402)          (68)
             Recurring capital expenditures                           (845)         (312)         (796)       (1,314)         (233)
                                                               ---------------------------------------------------------------------
                                                                 $  11,425     $  12,646     $   3,567     $  17,560     $   6,280
                                                               =====================================================================
Dividends declared on annual earnings                            $    0.00     $  10,142     $  24,101     $  22,681     $   9,469
                                                               =====================================================================
Dividends declared on annual earnings per share                  $    0.00     $    0.75     $    2.04     $    1.92     $    1.58
                                                               =====================================================================
Cash Flows:
   Cash flows from operating activities                          $  12,962     $   7,649     $  22,078     $  20,674     $   4,167
   Cash flows from investing activities                            (62,185)      (17,288)      (50,854)      (84,719)     (173,023)
   Cash flows from financing activities                             47,061        15,018        29,134        59,750       174,447
                                                               ---------------------------------------------------------------------
   Net (decrease) increase in cash and cash
       equivalents                                               $  (2,162)    $   5,379     $     358     $  (4,295)    $   5,591
                                                               =====================================================================


Balance Sheet Data:
   Income-producing properties (before depreciation              $ 395,325     $ 354,029     $ 357,034     $ 321,088     $ 236,383
and amortization)
   Total assets                                                    403,626       358,612       355,095       326,270       245,457
   Debt on income properties                                       232,575       173,695       170,067       101,193        33,968
   Total liabilities                                               240,289       194,020       194,609       122,930        38,808
   Total stockholders' equity                                      163,337       164,592       160,486       203,340       206,649
Portfolio Property Data:
   Total GLA (at end of period)                                      5,503         4,865         4,626         4,234         3,502
   Weighted average GLA                                              5,341         4,674         4,336         3,768         2,474
   Number of properties (at end of period)                              41            36            36            35            32
   Occupancy (at end of year):
            Operating                                                 93.4%         91.4%         92.3%         92.9%         93.5%
            Development                                                0.0%         69.1%         52.1%           --            --
            Held for sale                                             50.4%         42.9%         66.3%           --            --

(a) Represents actual results of operations for the Company from March 31, 1993 (inception) to December 31, 1993, and actual balance sheet data at December 31, 1993.

(b) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

Denominator:
      Denominator- weighted average shares                       11,824         11,817        11,814        11,811          5,989
      Effect of dilutive securities:
           Preferred stock                                        2,222          1,582             -             -              -
           Employee stock options                                    69              -             -             -              -
           Restricted stock                                          43              -             -             -              -
                                                           -------------------------------------------------------------------------
      Dilutive potential common shares                            2,334          1,582             -             -              -
                                                           -------------------------------------------------------------------------
      Denominator- adjusted weighted average shares and
    assumed  conversions                                         14,158         13,399        11,814        11,811          5,989
                                                           =========================================================================


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

Change of Domicile and UPREIT Conversion

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

The purpose of reincorporating in Maryland and of becoming an UPREIT was as follows:

o The Company will realize a cost savings in annual franchise tax payments of approximately $150,000 by changing its state of incorporation from Delaware to Maryland

o By adopting an UPREIT structure, the Company will realize annual cost savings of approximately $188,000 beginning in 1998 related to state franchise tax payments on its assets located in certain states; and

o An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of sock to acquire properties, which provide an advantage over non-UPREIT entities.

     The Company has elected to be treated as a REIT for Federal income tax purposes. The Company intends to continue to operate in the manner required to maintain its REIT status.

Acquisitions and Significant Transactions
North Hills Portfolio

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

     If the stockholders approve the Transaction, PSR would have the right, pursuant to a Contingent Value Right Agreement, to receive on January 1, 2004 payment in cash or stock of an aggregate amount equal to the lesser of (a) (i) 21,052,632 shares multiplied by $19 per share ($400 million) less (ii) the dividends paid to PSR through January 1, 2004 and less (iii) the fair market value of the shares purchased and (b) 4,500,000 multiplied by the fair market value on such date.

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

Konover & Associates South Transaction

     On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers totaling approximately 2.0 million square feet and valued at nearly $100 million. The purchase equates to approximately $24 million in equity, consisting of the issuance of Units, at $9.50 per Unit, and/or cash, plus the assumption of approximately $76 million in debt. At closing, $17 million of the equity will be paid in the form of Units or cash. The remaining $7 million will be paid in cash over a three-year period with interest at 7.75% per annum. In addition, the Company will issue 200,000 warrants to Mr. Simon Konover. One hundred thousand of the warrants have an exercise price of $9.50 per share, and the remaining 100,000 warrants have an exercise price of $12.50 per share. The warrants vest in 20% increments over a five-year period and may be subject to forfeiture upon the occurrence of certain events.

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

     FFO for the year ended December 31, 1997 increased $1.4 million, or 9.5%, to $16.2 million from $14.8 million for the same period in 1996. The factors that had a positive impact on 1997 FFO were an increase in NOI of $3.9 million before the adjustment for straight line rent (net $1.0 million) and a $0.5 million decrease in general and administrative expenses exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, as described below. The factor that had a negative impact on 1997

         FFO was $2.8 million in higher interest expense due to higher average borrowing levels, net of interest on exchangeable notes of $0.6 million in 1996.


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


     FFO for 1996 increased $2.1 million, or 16.5%, to $14.8 million from $12.7 million for the same period in 1995. Factors that had a positive impact on 1996 FFO were: (a) $1.1 million in improved property level performance as described below and (b) $3.8 million in lower general and administrative expenses also as described below. Factors that had a negative impact on 1996 FFO were: (a) $2.7 million in higher interest expense due to a higher average borrowing level; and
(b) $0.1 million in higher depreciation and amortization expense on non real estate assets.


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

     If the stockholders approve the Transaction, PSR would have the right, pursuant to a Contingent Value Right Agreement, to receive on January 1, 2004 payment in cash or stock of an aggregate amount equal to the lesser of (a) (i) 21,052,632 shares multiplied by $19 per shares ($400 million) less (ii) the dividends paid to PSR through January 1, 2004 and less (iii) the fair market value of the shares purchased and (b) 4,500,000 multiplied by the fair market value on such date.

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

Forward-Looking Statements

     Certain statements in this Form 10-K and in the future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" under the Reform Act. Such forward-
looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy such as, inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the amount of, and rate of growth in, the Company's ability to reduce, or limit the increase in, such expenses, and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, portfolio and organizational structure; difficulties or delays in the completion of expansions of existing projects or development of new projects; and, the effect of competition from other factory outlet centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New
York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms, the consummation of related property acquisitions, receipt of zoning, land use, occupancy, government and other approvals, and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities), such forward looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

Item 8 - Financial Statements and Supplementary Data

         The response to this Item is submitted in a separate section of this report.

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

              Name            Age            Principal Occupation           Director Since
------------------------------------------------------------------------------------------
C. Cammack Morton             46    President and Chief Executive Officer        1996
                                    of the Company

Patrick M. Miniutti           50    Executive Vice President and Chief           1996
                                    Financial Officer of the Company

Robert O. Amick               65    President of The Amick Group                 1993


William D. Eberle             74    Chairman of Manchester                       1997
                                    Associates, LTD.

J. Richard Futrell, Jr.       67    Former Chairman and Chief Executive          1993
                                    Officer of Centura Banks, Inc.

John W. Gildea                54    Managing Director of Gildea Management       1996
                                    Company and Advisor for The Network
                                    Funds

Theodore E. Haigler, Jr.      73    Former President and Chief Executive         1993
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

Name                       Age    Position
--------------------------------------------------------------------------------
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

                           Summary Compensation Table

                                                       Annual                         Long-Term
                                                    Compensation                 Compensation  Awards
                                            ----------------------------------------------------------------

                                                                             Restricted         Securities          All Other
                                                 Salary          Bonus          Stock           Underlying        Compensation
Name and Principal Position         Year           ($)            ($)         Awards($)       Options(#)(10)          ($)
---------------------------         ----         ------           ---         ---------       --------------          ---

C. Cammack Morton                   1997          336,072           (4)        670,538(5)              (11)        33,467(12)
   President and Chief Executive    1996          287,692           (4)      1,019,250(5)       300,000(11)         3,570(13)
     Officer                        1995        11,458(1)            --                --                --            --

Patrick M. Miniutti                 1997          230,871           (4)        346,726(6)              (11)        19,000(12)
   Executive Vice President and     1996        70,769(2)           (4)        819,313(6)       200,000(11)        50,000(13)
     Chief Financial Officer                           --            --                --                --            --

William H. Neville                  1997        65,059(3)           (4)        205,800(7)            50,000            --
   Executive Vice President and     1996               --            --                --                --            --
     Chief Operating Officer        1995               --            --                --                --            --

Christopher G. Gavrelis             1997          160,962           (4)         94,163                 (11)        11,915(12)
   Executive Vice President -       1996          129,742           (4)        214,750(8)        35,000(11)         1,163(13)
     Management                     1995         5,208(1)            --                --                --            --

Connell L. Radcliff                 1997          185,555           (4)        101,138(9)                --        13,712(12)
   Senior Vice President -          1996          181,923           (4)         39,750(9)                --         3,750(13)
     Development                    1995          158,654        41,250               --             18,000         3,332(14)

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

(6) Mr. Miniutti receives a portion of his base annual salary, his periodic increases in base annual salary, his annual bonus and his long-term incentive compensation in the form of Restricted Stock or options to repurchase restricted stock, as follows:

     (a) 15,000 shares, with a value of $99,375 ($6.625 per share), were granted on March 1, 1997, subject to a one-year cliff vest, as part of Mr. Miniutti's base annual salary;

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

(14) In 1995 Mr. Radcliff received matching contributions to the Company's 401(k) Retirement and Savings Plan of $3,332.

     The following table provides information regarding the stock options granted during 1997 to the Named Executive Officers:

                      Option Grants in Last Fiscal Year(1)

                                                          Individual Grants
-------------------------------------------------------------------------------------------------------------------------------
                                Number of                                                              Potential Realizable
                               Securities        Percent of Total                                         Value at Assumed
                               Underlying        Options Granted                                       Annual Rates of Stock
                                 Options           to Employees       Exercise                         Price Appreciation for
                                 Granted          in Fiscal Year       Price         Expiration          Option Term ($)(2)
                                                                                                         ------------------
          Name                     (#)                 (%)              ($)             Date            5%($)            10%($)

C. Cammack Morton              300,000(3)              46.5            $5.625          4/1/07        1,061,260        2,689,44,

Patrick M. Miniutti            200,000(4)              31.0            $5.625          4/1/07          707,506        1,792,960

William H. Neville              50,000(5)               7.8            $7.50           9/7/07          235,835          597,653

Christopher G. Gavrelis         35,000(4)               5.4            $5.625          4/1/07          123,814          313,768

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

                        Fiscal Year-End Option Values(1)

                                   Number of              Value of Unexercised
                             Securities Underlying            In-the-money
                              Unexercised Options              Options at
                                   at Fiscal                Fiscal Year-End
                                  Year-End (#)                    ($)

                                  Exercisable/                Exercisable/
Name                           Unexercisable (2)           Unexercisable (3)
----                           -----------------           -----------------

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

     Base Salaries. Base salaries for the Company?s Named Executive Officers, as well as changes in such salaries, are based upon recommendations of the Chief Executive Officer, taking into account such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the officer; and the length of the officer's service. Under the Chief Executive Officer's direction, the Chief Operating Officer reviews all salary recommendations with the Committee, which then approves or disapproves such recommendations. The Chief Executive Officer reviews any salary recommendations for the Chief Operating Officer with the Committee. The Committee has engaged a national executive compensation consultant for the purpose of obtaining comparative information and advice on each of the components of executive compensation. The Committee believes that the majority of the Company's executive officers are at or near the average for base salaries and total compensation as compared to that of the Company's peers. The Committee would like to increase base salaries to the 75th percentile level in the future. See Employment Agreements - Annual Compensation and Basic Terms.

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

     Chief Executive Officer's Compensation. C. Cammack Morton's compensation for 1997 as the Company's President and Chief Executive Officer consisted of an annual base cash salary of $330,000, which is subject to periodic increases in the form of Restricted Stock, subject to three-year cliff vesting, to be determined by the Committee in its discretion based upon (i) a qualitative and quantitative review of the performance of the Company (including consideration of factors such as funds from operations) and Mr. Morton and (ii) the compensation of executives with similar responsibilities employed by companies similar in size and generally considered to be comparable to the Company. Mr. Morton has agreed to take such raises. In addition, Mr. Morton was granted 36,000 shares of Restricted Stock in 1997 as part of his base compensation, which had a market value at date of grant of $238,500. Such shares are subject to one-year (30,000 shares) and three-year (6,000 shares) cliff vesting. Also, consistent with the intent of the bonus plan discussed above, the Committee granted a bonus to Mr. Morton for 1997 in the form of an option to purchase 48,500 shares of Restricted Stock subject to a three-year cliff vest, which had a market value at date of grant of $338,288, net of a 10% exercise price. The bonus was based on the Company's exceeding the target increase in FFO for 1997.

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


                                           Number of                                                              Length of Original
                                          Securities        Market Price of   Exercise Price at                      Option Term
                                          Underlying        Stock at Time of       Time of                        Remaining at Date
                                       Options Reprised      Reproaching or    Reproaching or      New Exercise   of Reproaching or
Name                        Date        or Amended (#)        Amendment ($)     Amendment ($)       Price ($)         Amendment
----                        ----        --------------        -------------     -------------       ---------         ---------
C. Cammack Morton           4/97             300,000              5.625            10.25              5.625           8.8 years

Patrick M. Miniutti         4/97             200,000              5.625             8.625             5.625           9.4 years

Christopher G. Gavrelis     4/97              35,000              5.625            10.25              5.625           8.8 years

Michaela M. Twomey          4/97              35,000              5.625             8.875             5.625           9.4 years

Susan M. Crusoe             4/97              25,000              5.625            10.25              5.625           8.8 years

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

Compensation Committee Interlocks and insider Participation

     During 1997, the following individuals (none of whom was or had been an officer or employee of the Company) served on the Company's Executive Compensation Committee: Messrs. Gildea, Eberle, Futrell, Amick and Haigler. No member of the Executive Compensation Committee was or is an officer or employee of the Company. 51

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

                                                 Amount and Nature
                                                   of Beneficial     Percent
                                                     Ownership     of Class (1)

C. Cammack Morton .............................       214,715         1.5%

Patrick M. Miniutti ...........................       118,400           *

William H. Neville ............................        17,417           *

Christopher G. Gavrelis .......................        19,671           *

Connell L. Radcliff ...........................       128,541           *

Robert O. Amick ...............................         5,544           *

William D. Eberle .............................         6,095           *

J. Richard Futrell, Jr ........................         5,044           *

John W. Gildea ................................       886,777(2)      5.9%

Theodore E. Haigler, Jr .......................         5,354           *

All current executive officers and directors as
a group (12) ..................................     1,421,229         9.1%

Jeffrey B. Citron .............................       807,222(3)      5.4%

Prometheus Southeast Retail LLC(4) ............     2,350,000        16.5%

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

Item 13.  Certain Relationships and Related Transactions

     During 1993, the Company acquired a 19 acre tract of land in a non-monetary transaction from a partnership whose partners include two former executive officers of the Company. The recorded value of the land was $748,000. In return for the land, the Company assumed certain outstanding debt and the remaining purchase price was settled by reducing amounts owed to the Company by a tenant whose majority owners were also partners in the partnership. A review of this transaction resulted in J. Dixon Fleming, Jr., the Company's former Chairman and Chief Executive officer, agreeing to permit the Company to satisfy a $0.6 million asset valuation issue by offsetting amounts otherwise owed to Mr. Fleming pursuant to his employment agreement (see "Item 11 -- Executive Compensation --Severance Agreements") or by the acceptance from Mr. Fleming of some other cash or value equivalent. The Company has recently entered into an agreement with Mr. Fleming to sell to him the 19 acre land tract for the sum of $750,000 which would satisfy the asset valuation issue. The consummation of this transaction is secured by the unpaid severance amounts due to Mr. Fleming. Also in settling the terms of Mr. Fleming's severance and non-competition restrictions, $0.25 million of his severance was applied to certain advertising expenses incurred by the Company. During the fourth quarter of 1997, the Company sold to Mr. Fleming, the 19 acre tract for the sum of $750,000, which substantially satisfied the asset valuation issues.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements are filed as part of the report:

                                                                            Page
                                                                            ----

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

(a)(3) Included with this report are the following exhibits:

                              FAC 10K Exhibit List

Exhibit #                                  Title
--------------------------------------------------------------------------------

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

 4.2   Warrant Agreement between the Company and Blackacre (2)

4.3    Warrant Agreement between the Company and Blackacre (2)

4.4 Warrant Agreement between the Company and National Union Fire Insurance Company of Pittsburgh (2)

4.5    Warrant Agreement between the Company and Network Fund III, Ltd. (2)

4.6 Indenture by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee, and Fleet Management and Recovery Corporation, as master servicer (3)

4.7 Master Servicing Agreement by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee (FN1) and Fleet Management and Recovery Corporation, as master servicer (3)

4.8    Specimen copies of the various types of Class A, B, C and R Notes (3)

4.9 Mortgage Note given by FSA Properties, Inc., as maker, in favor of the Travelers Insurance Company, as payee (3)

4.10 Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents by and between FSA Properties, Inc., as mortgagor, and the Travelers Insurance Company as mortgagee (3)

4.11 Gap Note given by FSA Properties, Inc., as maker, in favor of The Travelers Insurance Company, as payee (3)

4.12 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (3)

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

10.12  Incentive  Stock  Option  Agreement  between the  Company and C.  Cammack
       Morton

10.13  Incentive  Stock  Option  Agreement  between  the  Company and Patrick M.
       Miniutti

10.14 Nonqualified Stock Option Agreement between the Company and Patrick M. Miniutti

10.15 Line of Credit Agreement between FAC Realty, Inc. and Nomura Asset Capital Corporation, dated February 19, 1997

10.16 First Amendment to the Master and Exchange Option Agreement, dated as of March 16, 1998 by and among the Company, FAC Realty, L.P. and the Contributors listed therein (6)

--------------------------------
(FN1) Bank One, Columbus, resigned as trustee effective December 10, 1997, and the issuer has appointed First Union Bank as the successor trustee effective December 10, 1997.

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

10.21 Stockholders Agreement, dated February 24, 1998, among the Company and the Investor (6)

10.22 Registration Rights Agreement, dated February 24, 1998 between the Company and the Investor (6)

10.23 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Investor (6)

21.1   Subsidiaries of the Registrant

23.1   Consent of Ernst & Young, LLP

23.2   Consent of Arthur Andersen, LLP

27.1   Financial Data Schedule (electronic filing only)

27.2   Restated 1996 Financial Data Schedules (electronic filing only)

23.3   Restated Fourth Quarter 1997 Financial Data Schedule  (electronic  filing only)
--------------------------------

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491)

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 23, 1995

(4) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 19, 1997

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998

Signatures

============================================

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FAC Realty Trust, Inc.


                                              By /S/ Patrick M. Miniutti
                                                 -------------------------------
                                              Patrick M. Miniutti
                                              Director, Exec. Vice President and
                                              Chief Financial Officer

                             FAC REALTY TRUST, INC.
                    Audited Consolidated Financial Statements
                  Years ended December 31, 1997, 1996 and 1995


               Index to Audited Consolidated Financial Statements



Reports of Independent Auditors..............................................2-3

Consolidated Balance Sheets as of December 31, 1997 and 1996...................4

Consolidated Statements of Operations for the years ended December 31, 1997,
   1996 and 1995...............................................................5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and1995.............................................6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995............................................7

Notes to Consolidated Financial Statements.....................................8

Schedule III - Real Estate and Accumulated Depreciation.......................35

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


                                                               ERNST & YOUNG LLP


Raleigh, North Carolina,
January 31, 1997, except for the first paragraph of Note 11 and the last two sentences of the first as to which the date is March 27, 1997.

                              FAC REALTY TRUST, INC
                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                                   1997          1996
                                                                                ------------------------
                                                                                      (in thousands)
                                     Assets
Income producing properties:
   Land                                                                          $  81,233    $  77,011
   Buildings and improvements                                                      292,726      259,383
   Deferred leasing and other charges                                               21,366       17,635
                                                                                ------------------------
                                                                                   395,325      354,029
   Accumulated depreciation and amortization                                       (50,134)     (36,027)
                                                                                ------------------------
                                                                                   345,191      318,002
   Properties under development                                                      6,456        2,538
   Properties held for sale                                                         12,490       11,438
   Investment in joint ventures                                                      4,283           --
 Other assets:
   Cash and cash equivalents                                                         4,872        7,034
   Restricted cash                                                                   3,858        3,860
   Tenant and other receivables                                                      7,167        5,864
   Deferred charges and other assets                                                 8,851        9,876
   Notes receivable                                                                 10,458           --
                                                                                ------------------------
                                                                                 $ 403,626    $ 358,612
                                                                                ========================

                      Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                     $ 232,575    $ 173,695
   Unsecured senior notes                                                               --        7,420
   Other unsecured notes                                                               197        2,542
   Capital lease obligations                                                         1,131          826
   Accounts payable and other liabilities                                            6,796        9,537
                                                                                ------------------------
                                                                                   240,699      194,020
                                                                                ------------------------
Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, and          19,162       19,162
     800,000 issued and outstanding in 1997 and 1996
   Stock purchase warrants                                                               9            9
   Common stock, $0.01 par value, 45,000,000 shares authorized and                     119          121
     11,904,182 and 12,100,267 issued and outstanding in 1997 and 1996, respectively
   Additional paid-in capital                                                      145,332      147,346
   Accumulated deficit                                                              (1,416)          --
   Deferred compensation - Restricted Stock Plan                                      (279)      (2,046)
                                                                                ------------------------
                                                                                   162,927      164,592
                                                                                ------------------------
                                                                                 $ 403,626    $ 358,612
                                                                                ========================

See accompanying notes.

                             FAC REALTY TRUST, INC.
                      Consolidated Statements of Operations

                                                              Year ended December 31,
                                                           1997        1996         1995
                                                       -------------------------------------
                                                       (in thousands, except per share data)
Rental operations:
   Revenues:
      Base rents                                         $ 38,535    $ 34,099    $ 34,584
      Percentage rents                                        755         633         616
      Property operating cost recoveries                   12,726      11,757      11,065
      Other income                                          1,710         681         864
                                                         --------------------------------
                                                           53,726      47,170      47,129
                                                         --------------------------------
   Property operating costs:
      Common area maintenance                               6,609       5,864       5,549
      Utilities                                             1,173       1,074         939
      Real estate taxes                                     5,863       5,098       4,733
      Insurance                                               616         684         589
      Marketing                                             1,294       1,001       1,838
      Other                                                   116         254          --
                                                         --------------------------------
                                                           15,671      13,975      13,648
   Depreciation and amortization                           15,652      13,802      11,900
                                                         --------------------------------
                                                           31,323      27,777      25,548
                                                         --------------------------------
                                                           22,403      19,393      21,581
                                                         --------------------------------
Other expenses:
   General and administrative                               6,397       6,199      15,279
   Interest                                                16,436      14,175      10,903
                                                         --------------------------------
                                                           22,833      20,374      26,182
                                                         --------------------------------
                                                             (430)       (981)     (4,601)
                                                         --------------------------------
Property adjustments:
   Adjustment to carrying value of assets                      --      (5,000)     (8,500)
                                                         --------------------------------
                                                                       (5,981)     (8,500)
                                                         --------------------------------

Loss before extraordinary item                               (430)     (5,981)    (13,101)
   Extraordinary loss on early extinguishment of debt        (986)       (103)         --
                                                         --------------------------------
Net loss                                                 $ (1,416)   $ (6,084)   $(13,101)
                                                         --------------------------------

Loss before extraordinary item                           $   (430)   $ (5,981)   $(13,101)
   Preferred stock dividends                                   --        (368)         --
                                                         --------------------------------
Loss before extraordinary item applicable to common      $   (430)   $ (6,349)   $(13,101)
stockholders
Extraordinary loss on early extinguishment of debt           (986)       (103)         --
                                                         --------------------------------
Net loss applicable to common shareholders               $ (1,416)   $ (6,452)   $(13,101)
                                                         --------------------------------

Basic and diluted  loss per common share:
   Loss before extraordinary item applicable to common
   stockholders                                          $  (0.04)   $  (0.54)   $  (1.11)
   Extraordinary item                                       (0.08)      (0.01)         --
                                                         --------------------------------
Net loss applicable to common stockholders               $  (0.12)   $  (0.55)   $  (1.11)
                                                         ================================

Weighted average number of  common shares outstanding      11,824      11,817      11,814
                                                         ================================

See accompanying notes.

                             FAC REALTY TRUST, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1996 and 1995
                     (in thousands except for share amounts)

                                                                                                              Deferred
                                                    Convertible   Stock            Additional               Compensation
                                                     Preferred  Purchase   Common    Paid in    Accumulated  Restricted
                                                       Stock    Warrants   Stock     Capital      Deficit    Stock Plan     Total
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1994                         $     --    $   --   $   118   $ 203,222    $      --    $     --    $ 203,340
   Issuance of 924 shares of directors stock               --        --        --          18           --          --           18
   Net loss                                                --        --        --          --      (13,101)         --      (13,101)
   Common dividends declared ($2.52  per share)            --        --        --     (42,872)      13,101          --      (29,771)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1995                               --        --       118     160,368           --          --      160,486
   Issuance of 800,000 shares of convertible           19,162        --        --          --           --          --       19,162
   preferred stock
   Issuance of 3,152 shares of directors stock             --        --        --          29           --          --           29
   Issuance of 372,592 shares of restricted stock          --        --         4       3,334           --      (3,338)          --
   Issuance of 200,000 stock purchase warrants             --         9        --          --           --          --            9
   Compensation under stock plans                          --        --        --          --           --         392          392
   Cancellation of 90,000 shares of restricted stock       --        --        (1)       (899)          --         900           --
   Net loss                                                --        --        --          --       (6,084)         --       (6,084)
   Preferred dividends declared ($0.46 per share)          --        --        --        (368)          --          --         (368)
   Common dividends declared ($0.75 per share)             --        --        --     (15,118)       6,084          --       (9,034)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1996                           19,162         9       121     147,346           --      (2,046)     164,592
                                                    --------------------------------------------------------------------------------
   Issuance of 7,300 shares of directors stock             --        --        --          45           --          --           45
   Issuance of 384,852 shares of restricted stock          --        --         3       2,600           --      (2,603)          --
   Compensation under stock plans                          --        --        --          --           --         493          493
   Cancellation of 180,000 shares of restricted            --        --        (2)     (1,641)          --       1,643           --
   stock
   Exchange of 390,884 shares of restricted stock
   for options to repurchase                               --        --        (3)     (2,641)          --       2,234         (410)
   restricted stock
   Repurchase of 17,353 shares common stock                --        --        --        (377)          --          --         (377)
   Net loss                                                --        --        --          --       (1,416)         --       (1,416)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1997                         $ 19,162    $    9   $   119   $ 145,332    $  (1,416)   $   (279)   $ 162,927
                                                    ================================================================================

See accompanying notes.

                              FAC REALTY TRUST, INC
                      Consolidated Statements of Cash Flows


                                                                      Year ended December 31,
                                                                   1997        1996         1995
                                                               ------------------------------------
                                                                          (in thousands)
Cash flows from operating activities:
   Net loss                                                    $  (1,416)   $  (6,084)   $ (13,101)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
       Adjustment to carrying value of assets                         --        5,000        8,500
       Depreciation and amortization                              15,652       13,802       11,900
       Extraordinary loss on early extinguishment of debt            986          103           --
       Amortization of deferred financing costs                    1,562        1,422        1,552
       Compensation under restricted stock plan                      493          392           --
       Net changes in:
         Tenant and other receivables                             (1,303)        (619)         828
         Deferred charges and other assets                           139          122        3,968
         Accounts payable and other liabilities                   (3,151)      (6,489)       8,431
                                                               -----------------------------------
          Net cash provided by operating activities               12,962        7,649       22,078
                                                               -----------------------------------

Cash flows from investing activities:
    Investment in income-producing properties                    (15,025)     (18,234)     (46,048)
    Acquisition of  income-producing properties                  (32,421)          --           --
    Investment in joint ventures                                  (4,283)          --           --
    Increase in notes receivable                                 (10,458)          --           --
    Change in restricted cash                                          2          946       (4,806)
                                                               -----------------------------------
          Net cash used in  investing activities                 (62,185)     (17,288)     (50,854)
                                                               -----------------------------------

Cash flows from financing activities:
    Proceeds from debt on income properties                      135,856        5,061      139,672
    Proceeds from exchangeable notes                                  --       20,000           --
    Proceeds from other debt                                          --        9,580          582
    Deferred financing charges                                    (1,947)      (2,289)      (4,361)
    Debt repayments                                              (86,516)      (1,936)     (71,294)
    Payable related to acquisition of properties                      --           --      (11,737)
    Repurchase of common stock                                      (360)          --           --
    Distributions to stockholders                                     --      (15,427)     (23,746)
    Other                                                             28           29           18
                                                               -----------------------------------
          Net cash provided by financing activities               47,061       15,018       29,134
                                                               -----------------------------------

Net (decrease) increase in cash and cash equivalents              (2,162)       5,379          358
Cash and cash equivalents at beginning of year                     7,034        1,655        1,297
                                                               -----------------------------------
Cash and cash equivalents at end of year                       $   4,872    $   7,034    $   1,655
                                                               ===================================

Supplemental disclosures of cash flow information
    Cash paid during the year for interest (net of interest
    capitalized of $1,525 in 1997, $1,974 in 1996 and $2,567
    in 1995)                                                   $  14,505    $  15,347    $   9,848
                                                               ===================================
    Dividend declared not paid                                 $      --    $      --    $   6,025
                                                               ===================================

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

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on each long-lived asset used in operations when indicators of impairment are present and the undiscounted cashflows estimated to be generated by each of those assets are less than the asset's carrying amount. The Company adopted the Statement in 1995.

Properties Held for Sale

As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer

                             FAC REALTY TRUST, INC.
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

the pending disposition of those assets now held for sale. In accordance with SFAS No. 121, assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in 1996 and 1995, the Company recorded a non-cash $5.0 million and $8.5 million adjustment to the carrying value of the properties held for sale. The Company continues to operate the properties and has begun the process of marketing these properties.
As of December 31, 1997, two of the properties held for sale are under contract.

After recording the $5.0 million and $8.5 million valuation adjustment in 1996 and 1995, respectively, the net carrying value of assets currently being marketed for sale at December 31, 1997 and 1996 are $12.5 million and $11.4 million, respectively. There is also $12.2 million of debt associated with these properties held for sale.

The following summary financial information pertains to the properties held for sale for the year ended December 31 (in thousands):

                                1997         1996           1995
                                ----         ----           ----
Revenues                      $  1,100      $  2,100       $   3,000
Net loss  after  operating
and interest expenses         $ (1,100)     $ (1,000)      $    (500)
                            ============= =============== ============

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

Environmental Matters

Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position or results of operations. In accordance with a certain mortgage agreement, the lender required to place in escrow $281,000 to be used to perform possible remediation work on a property, which management believes will not be required based on the results of the environmental audits.

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

4. Deferred Charges and Other Assets

Deferred charges and other assets, net of accumulated amortization of $4,267 and $2,892 at December 31, 1997 and 1996 as of December 31, are summarized as follows (in thousands):

                                               1997                 1996
                                         ------------------------------------
   Deferred financing costs, net               $5,531              $ 5,915
   Prepaid expenses                               248                  518
   Other assets, net                            3,072                3,443
                                         ====================================
                                               $8,851              $ 9,876
                                         ====================================

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

6.   Debt on Income Properties

Debt on income properties consists of the following at December 31 (in thousands):

                                                                                           1997         1996
                                                                                       ------------------------
$150,000 credit facility with Nomura Asset Capital Corporation, interest at a rate of
   LIBOR  plus 2.25% (7.9% at December 31, 1997) (a)                                    $134,545   $     --

Class A Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $104 to $173 determined using various parameters plus weighted average monthly interest payments at 7.51%.  Unpaid principal and accrued interest
   due June, 2002 (b)                                                                     54,583         55,907

Class B Mortgage Notes - monthly interest payments at 7.87% with entire balance due
   June, 2002 (b)                                                                         20,000         20,000

Class C Mortgage Notes - monthly interest payments at 8.4% with entire balance due
   June, 2002 (b)                                                                         17,000         17,000

Note payable to a financial institution with 45 monthly principal and interest payments of  approximately  $59 with interest of prime rate (8.5% at December
   31,  1997) plus 2 1/4% with  entire  balance  repaid from  proceeds  from PSR funding (see
   Note 15)                                                                                5,711          5,788

$2,500 credit facility with a financial institution, interest at prime rate plus 1/2%        736            --

$75,000 credit facility with a financial institution repaid in February 1997 (c)              -          75,000
                                                                                       ----------------------------
                                                                                       $ 232,575     $ 173,695
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

A summary of changes in outstanding options is as follows:

                                               1997                     1996                    1995
                                      -------------------------------------------------------------------------
                                                     Avg.                      Avg.                      Avg.
                                        Shares      Price         Shares      Price          Shares     Price
                                      -------------------------------------------------------------------------
Balance, beginning of year             1,047,500    $15.01         432,500    $22.72         330,500   $23.00
      Options granted, at market         645,000    $ 5.78         615,000    $23.00         102,000   $21.50
      Canceled                          (949,250)   $13.43              --        --              --       --
      Exercised                               --        --              --        --              --       --
                                      -------------------------------------------------------------------------
Balance, end of year                     743,250    $ 9.29       1,047,500    $15.01         432,500   $22.65
                                      =========================================================================

Exercisable, end of year                 281,800    $13.14         512,820    $13.14         317,080   $22.72
                                      =========================================================================

Weighted Average Fair Value of
Options Granted During the Year                     $ 4.80                    $ 5.34                   $11.32
                                      =========================================================================

                             FAC REALTY TRUST, INC.
             Notes to Consolidated Financial Statements (continued)

8.   Stock Option and Compensation Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 1997:

                                 Options Outstanding                   Options Exercisable
                      ----------------------------------------------------------------------
                                             Weighted Average
                                          Remaining Contractual
  Exercise Prices        Shares               Life in Years                  Shares
--------------------------------------------------------------------------------------------
   $  23.00              123,250                   5.5                        114,200
   $  21.50               18,000                   7.1                          7,200
   $   7.50               50,000                   9.3                         10,000
   $   5.63              552,000                   9.8                        150,400
                         -------                                              -------
                         743,250                                              281,800
                         =======                                              =======

The fair value of each option granted in 1997, 1996, and 1995 is estimated using the Black-Scholes option pricing model with the following assumptions:

                                            1997           1996           1995
                                          -------------------------------------
        Dividend yield                       0.00%          0.00%          0.00%
        Expected volatility                 10.40%         10.40%         10.40%
        Risk-free interest rate              6.80%          6.99%          7.74%
        Expected life in years                  5             10             10

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

                                                               1997        1996
                                                            --------------------
Number of restricted shares awarded                          444,852      42,592
Award date - average fair value per share                   $   6.62    $  10.73
Number of restricted shares exchanged for options to
    repurchase restricted stock                              390,884          --
Restricted shares repurchased
                                                              17,353          --
Restricted shares outstanding at December 31, 1997            79,207      42,592

Annual expense, net                                         $    493    $    392

                                                            ====================

On November 11, 1997, the Company adopted a plan whereby members of the Company's executive management exchanged a total of 390,884 shares of restricted stock previously awarded to them for the right to repurchase such shares. Holders of these repurchase rights have no voting rights, but are entitled to receive a dividend equivalent, an amount equal to any cash dividends paid to common stockholders. Recipients of the repurchase rights may exercise their rights at any time beginning the date the restricted stock subject to the repurchase right becomes vested and ending 15 years from the date of vesting. The exercise price is 10% of the fair market value of the restricted stock subject to the repurchase right determined on the date of grant of the repurchase right. There is no effect on the amount of compensation to be recorded as a result of the exchange as the effective value of the restricted stock granted is the same as the value of the discounted repurchase right. At December 31, 1997, no repurchase rights were exercisable.

During 1997, the Company's Independent Directors, upon the recommendation of the Executive Compensation Committee, which in turn received recommendations from an executive compensation consulting firm, approved a long-term incentive program for two senior executive officers. Pursuant to such program, 270,000 shares of restricted stock with a value of $1,788,750 were awarded to the senior executive officers replacing 180,000 shares previously awarded in 1996 with a value of $1,643,000. In 1996, 90,000 shares of restricted stock previously granted to the former chairman and chief executive officer of the Company, valued at $900,000, were cancelled upon his resignation.

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

                                       1997                        1996                        1995
                            -----------------------------------------------------------------------------------
                              Reported      Proforma      Reported      Proforma      Reported      Proforma
                            -----------------------------------------------------------------------------------
Net loss available to
   common stockholders      $ (1,416)      $  (2,481)    $  (6,349)    $ (7,481)      $(13,101)     $ (13,860)
Net loss per share          $  (0.12)      $   (0.21)    $   (0.55)    $  (0.63)      $  (1.11)     $   (1.17)

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

                             FAC REALTY TRUST, INC.
             Notes to Consolidated Financial Statements (continued)

9.   Leases (continued)

Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 1997, are as follows (in thousands):

                                                                Capital          Operating
                                                                Leases            Leases
                                                               -----------------------------
  1998                                                         $     404      $     356
  1999                                                               304            276
  2000                                                               280            206
  2001                                                               248            154
  2002                                                               167            100
  Thereafter                                                          48             72
                                                               -----------------------------
                                                                   1,451      $   1,164
                                                                              ==============
  Less amounts representing interest ranging from 8% to 13%          320
                                                               ===============
  Present value of minimum lease payments                      $   1,131
                                                               ===============

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

Expected future minimum rents to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 1997, are as follows (in thousands):

         1998                                       $  35,659
         1999                                          30,998
         2000                                          24,748
         2001                                          18,281
         2002                                          14,048
         Thereafter                                    28,806
                                                    ---------
                                                    $ 152,540
                                                    =========

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

                             FAC REALTY TRUST, INC.
             Notes to Consolidated Financial Statements (continued)

11.    Acquisitions (continued)

                                          Pro forma year ended December 31,
                                             1997                  1996
                                         -----------------------------------
                                          (Unaudited)           (Unaudited)
                                         -----------------------------------
Revenues                                   $ 55,019              $ 52,302
Property Operating Costs                     16,042                15,279
   Depreciation                              15,854                14,610
   General and administrative                 6,422                 6,338
   Interest                                  17,062                16,678
   Property sales and adjustments                --                 4,963
                                           ========              ========
Loss before extraordinary item             $   (361)             $ (5,566)
                                           ========              ========
Loss per share                             $  (0.03)             $  (0.47)
                                           ========              ========

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

16.  Quarterly Information (Unaudited)

Selected quarterly financial data for the four quarters in 1997 and 1996 is as follows (in thousands, except per share data)

                                                                   Quarter ended
                                                 -----------------------------------------------------
                                                  March 31      June 30    September 30   December 31
                                                 -----------------------------------------------------
1997:
    Total revenue                                $   11,922    $   13,475    $   13,614    $   14,715
                                                 ====================================================

    Net (loss) income applicable
       to common shareholders                    $   (2,422)   $      119    $      329    $      558
                                                 ====================================================

    Basic earnings (loss) per common share:
      (Loss) income before extraordinary items   $    (0.12)   $     0.01    $     0.03    $     0.04
      Extraordinary item                              (0.08)           --            --            --
                                                 ====================================================
      Net (loss) income                          $    (0.20)   $     0.01    $     0.03    $     0.04
                                                 ====================================================

    Diluted earnings (loss) per common share:
      (Loss) income before extraordinary item    $    (0.12)   $     0.01    $     0.02    $     0.04
      Extraordinary item                              (0.08)           --            --            --
                                                 ====================================================
      Net (loss) income                          $    (0.20)   $     0.01    $     0.02    $     0.04
                                                 ====================================================

1996:
    Total revenue                                $   11,261    $   11,736    $   12,065    $   12,108
                                                 ====================================================
     Net income (loss) applicable
     to common shareholders                      $      412    $      (94)   $     (510)   $   (6,260)
                                                 ====================================================

Basic and Diluted
    Earnings per common share:
     Income (loss) before extraordinary items    $     0.03    $    (0.01)   $    (0.04)   $    (0.52)
     Extraordinary item                                  --            --            --         (0.01)
                                                 ====================================================
     Net income (loss)                           $     0.03    $    (0.01)   $    (0.04)   $    (0.53)
                                                 ====================================================

                             FAC Realty Trust, Inc.

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1997

------------------------------------------------------------------------------------------------------------------------------------


                                                                                Cost Capitalized        Adjustment to Net Realizable
                                      Initial Cost to Companany            Subsequent to Acquisition               Value
------------------------------------------------------------------------------------------------------------------------------------
Description             Encumbrances         Land           Bldg. and        Land           Bldg. and       Land        Bldg. and
                                                             Imprvmts                       Imprvmts.                   Imprvmts.
------------------------------------------------------------------------------------------------------------------------------------
Boaz, AL                   5,193,054          34,998           42,004         4,232         1,138,129
------------------------------------------------------------------------------------------------------------------------------------
Casa Grande, AZ            5,751,418       2,220,397       10,557,446                         390,154    (1,362,190)    (6,037,810)
------------------------------------------------------------------------------------------------------------------------------------
Mesa, AZ                   2,986,648       1,399,858        7,060,705        47,797         3,379,757
------------------------------------------------------------------------------------------------------------------------------------
Tucson, AZ                 1,117,314         772,231        3,572,837        20,215           156,035
------------------------------------------------------------------------------------------------------------------------------------
Lathrop, CA                5,711,373       2,842,636        7,048,844                       1,465,246    (1,148,083)    (3,751,917)
------------------------------------------------------------------------------------------------------------------------------------
Vacaville, CA             35,675,827      30,008,142       49,464,506                         872,040
------------------------------------------------------------------------------------------------------------------------------------
Graceville, FL             2,539,121         556,765        2,544,654                         201,068
------------------------------------------------------------------------------------------------------------------------------------
Lake Park, GA              3,806,559       1,128,056        4,801,250                          39,827
------------------------------------------------------------------------------------------------------------------------------------
West Frankfort, IL           952,464         471,041        2,130,358                           8,945
------------------------------------------------------------------------------------------------------------------------------------
Story City, IA             2,646,945         601,802        2,737,481        22,653         2,032,760
------------------------------------------------------------------------------------------------------------------------------------
Carrollton, KY             1,034,889         340,190        1,555,641                          70,865
------------------------------------------------------------------------------------------------------------------------------------
Georgetown, KY             8,722,314         937,490        6,510,116                          40,761
------------------------------------------------------------------------------------------------------------------------------------
Hanson, KY                   833,406         308,876        1,408,641                           3,300
------------------------------------------------------------------------------------------------------------------------------------
Arcadia, LA                1,263,847         404,864        1,856,173         3,492         1,561,120
------------------------------------------------------------------------------------------------------------------------------------
Iowa, LA                   3,443,524         627,061        2,860,591                       2,382,847
------------------------------------------------------------------------------------------------------------------------------------
Kittery, ME                2,108,930         355,080        2,485,826                          98,547
------------------------------------------------------------------------------------------------------------------------------------
Branson, MO               13,486,815       5,702,365       24,600,479        31,999           686,237
------------------------------------------------------------------------------------------------------------------------------------
Lebanon, MO                2,142,765         403,915        1,889,710                          16,109
------------------------------------------------------------------------------------------------------------------------------------
Tupelo, MS                 1,424,309         430,765        1,956,158        11,484         1,106,554
------------------------------------------------------------------------------------------------------------------------------------
Nebraska City, NE          2,457,878         400,684        1,813,050        16,225         1,728,151
------------------------------------------------------------------------------------------------------------------------------------
Las Vegas, NV              9,826,865       7,158,719       18,761,605                         162,387
------------------------------------------------------------------------------------------------------------------------------------
Conway, NH                   701,910         324,652        2,277,122                         107,941     (151,997)     (1,048,003)
------------------------------------------------------------------------------------------------------------------------------------
Lake George, NY            1,815,483         975,466        4,441,445                         328,567
------------------------------------------------------------------------------------------------------------------------------------
Smithfield, NC            24,553,566          77,667        9,064,651     1,262,314         7,290,072
------------------------------------------------------------------------------------------------------------------------------------
Crossville, TN             2,665,068         519,239        2,415,619        11,389         2,255,001
------------------------------------------------------------------------------------------------------------------------------------
Nashville, TN             25,877,039       5,947,579       10,078,170       665,849         5,024,214
------------------------------------------------------------------------------------------------------------------------------------
Tri-Cities, TN             3,340,193         353,983        5,648,812       651,897            26,479
------------------------------------------------------------------------------------------------------------------------------------
Union City, TN               970,781         296,580        1,343,859         2,983            88,011
------------------------------------------------------------------------------------------------------------------------------------
Corsicana, TX              1,172,219         336,335        1,533,169                          37,892
------------------------------------------------------------------------------------------------------------------------------------
Hempstead, TX              1,235,241         375,487        1,711,282      (99,997)            20,000
------------------------------------------------------------------------------------------------------------------------------------
LaMarque, TX               7,647,188       4,066,414       11,864,248                          26,711
------------------------------------------------------------------------------------------------------------------------------------
Livingston, TX             1,474,727         354,381        1,615,979                          35,331
------------------------------------------------------------------------------------------------------------------------------------
Mineral Wells, TX          1,487,331         315,944        1,441,675                           2,819
------------------------------------------------------------------------------------------------------------------------------------
Sulphur Springs, TX        2,357,042         512,898        2,326,326            62            88,308
------------------------------------------------------------------------------------------------------------------------------------
Draper, UT                 3,330,163         718,188        4,294,019        54,556         4,286,444
------------------------------------------------------------------------------------------------------------------------------------
North Bend, WA             9,597,907       8,428,229       12,052,296        41,432        13,542,535
------------------------------------------------------------------------------------------------------------------------------------
Eastgate, NC                 736,000         688,256        3,153,235     (416,436)             4,310
------------------------------------------------------------------------------------------------------------------------------------
Tower, NC                  4,487,202         659,677        4,459,411         7,087            67,106
------------------------------------------------------------------------------------------------------------------------------------
Northridge, NC             7,966,044       1,428,493        8,872,975        14,774           102,472
------------------------------------------------------------------------------------------------------------------------------------
Gateway, NC                3,062,894         816,566        3,246,925         8,628            32,619
------------------------------------------------------------------------------------------------------------------------------------
MacGregor, NC              6,667,781       1,428,513        7,694,110        14,742            89,251
------------------------------------------------------------------------------------------------------------------------------------
                         224,272,044      85,730,482      255,193,403     2,377,377        50,996,922   (2,662,270)    (10,837,730)
------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------


                              Gross Amount at which
                           Carried at Close of Period
-----------------------------------------------------------------------------------------------------------------------
Description               Land                Bldg. and               Total           Accumulated         Date of
                                               Imprvmts.                             Depreciation      Construction
-----------------------------------------------------------------------------------------------------------------------
Boaz, AL                   39,230               1,180,133           1,219,363             224,514
-----------------------------------------------------------------------------------------------------------------------
Casa Grande, AZ           858,207               4,909,790           5,767,997           1,482,293
-----------------------------------------------------------------------------------------------------------------------
Mesa, AZ                1,447,655              10,440,462          11,888,117           1,478,046
-----------------------------------------------------------------------------------------------------------------------
Tucson, AZ                792,446               3,728,872           4,521,318             548,286
-----------------------------------------------------------------------------------------------------------------------
Lathrop, CA             1,694,553               4,762,173           6,456,726             564,141
-----------------------------------------------------------------------------------------------------------------------
Vacaville, CA          30,008,142              50,336,546          80,344,688           7,065,284
-----------------------------------------------------------------------------------------------------------------------
Graceville, FL            556,765               2,745,722           3,302,487             391,731
-----------------------------------------------------------------------------------------------------------------------
Lake Park, GA           1,128,056               4,841,077           5,969,133           2,035,470
-----------------------------------------------------------------------------------------------------------------------
West Frankfort, IL        471,041               2,139,303           2,610,344             308,527
-----------------------------------------------------------------------------------------------------------------------
Story City, IA            624,455               4,770,241           5,394,696             582,748
-----------------------------------------------------------------------------------------------------------------------
Carrollton, KY            340,190               1,626,506           1,966,696             228,231
-----------------------------------------------------------------------------------------------------------------------
Georgetown, KY            937,490               6,550,877           7,488,367           1,532,353
-----------------------------------------------------------------------------------------------------------------------
Hanson, KY                308,876               1,411,941           1,720,817             203,579
-----------------------------------------------------------------------------------------------------------------------
Arcadia, LA               408,356               3,417,293           3,825,649             558,650
-----------------------------------------------------------------------------------------------------------------------
Iowa, LA                  627,061               5,243,438           5,870,499             778,227
-----------------------------------------------------------------------------------------------------------------------
Kittery, ME               355,080               2,584,373           2,939,453             299,903
-----------------------------------------------------------------------------------------------------------------------
Branson, MO             5,734,364              25,286,716          31,021,080           1,649,746          1995
-----------------------------------------------------------------------------------------------------------------------
Lebanon, MO               403,915               1,905,819           2,309,734             281,594
-----------------------------------------------------------------------------------------------------------------------
Tupelo, MS                442,249               3,062,712           3,504,961             387,316
-----------------------------------------------------------------------------------------------------------------------
Nebraska City, NE         416,909               3,541,201           3,958,110             455,907
-----------------------------------------------------------------------------------------------------------------------
Las Vegas, NV           7,158,719              18,923,992          26,082,711           2,666,995
-----------------------------------------------------------------------------------------------------------------------
Conway, NH                172,655               1,337,060           1,509,715             230,560
-----------------------------------------------------------------------------------------------------------------------
Lake George, NY           975,466               4,770,012           5,745,478             491,518
-----------------------------------------------------------------------------------------------------------------------
Smithfield, NC          1,339,981              16,354,723          17,694,704           4,377,840
-----------------------------------------------------------------------------------------------------------------------
Crossville, TN            530,628               4,670,620           5,201,248             785,367
-----------------------------------------------------------------------------------------------------------------------
Nashville, TN           6,613,428              15,102,384          21,715,812           2,366,330
-----------------------------------------------------------------------------------------------------------------------
Tri-Cities, TN          1,005,880               5,675,291           6,681,171           1,555,967
-----------------------------------------------------------------------------------------------------------------------
Union City, TN            299,563               1,431,870           1,731,433             207,867
-----------------------------------------------------------------------------------------------------------------------
Corsicana, TX             336,335               1,571,061           1,907,396             224,199
-----------------------------------------------------------------------------------------------------------------------
Hempstead, TX             275,490               1,731,282           2,006,772             246,694
-----------------------------------------------------------------------------------------------------------------------
LaMarque, TX            4,066,414              11,890,959          15,957,373           1,632,396
-----------------------------------------------------------------------------------------------------------------------
Livingston, TX            354,381               1,651,310           2,005,691             234,544
-----------------------------------------------------------------------------------------------------------------------
Mineral Wells, TX         315,944               1,444,494           1,760,438             213,454
-----------------------------------------------------------------------------------------------------------------------
Sulphur Springs, TX       512,960               2,414,634           2,927,594             349,440
-----------------------------------------------------------------------------------------------------------------------
Draper, UT                772,744               8,580,463           9,353,207           1,259,813
-----------------------------------------------------------------------------------------------------------------------
North Bend, WA          8,469,661              25,594,831          34,064,492           3,479,677
-----------------------------------------------------------------------------------------------------------------------
Eastgate, NC              271,820               3,157,545           3,429,365              81,001
-----------------------------------------------------------------------------------------------------------------------
Tower, NC                 666,764               4,526,517           5,193,281             114,990
-----------------------------------------------------------------------------------------------------------------------
Northridge, NC          1,443,267               8,975,447          10,418,714             232,987
-----------------------------------------------------------------------------------------------------------------------
Gateway, NC               825,194               3,279,544           4,104,738              86,311
-----------------------------------------------------------------------------------------------------------------------
MacGregor, NC           1,443,255               7,783,361           9,226,616             204,561
-----------------------------------------------------------------------------------------------------------------------
                       85,445,589             295,352,595         380,798,184          42,099,057
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------
                                       Life on
                                        Which
                                     Depreciation
                                       in Latest
-----------------------------------     Income
Description         Date Acquired    Statements if
                                      Computed (1)
---------------------------------------------------
Boaz, AL                1993          5-31.5 yrs.
---------------------------------------------------
Casa Grande, AZ         1994          5-31.5 yrs.
---------------------------------------------------
Mesa, AZ                1993          5-31.5 yrs.
---------------------------------------------------
Tucson, AZ              1993          5-31.5 yrs.
---------------------------------------------------
Lathrop, CA             1994          5-31.5 yrs.
---------------------------------------------------
Vacaville, CA           1993          5-31.5 yrs.
---------------------------------------------------
Graceville, FL          1993          5-31.5 yrs.
---------------------------------------------------
Lake Park, GA           1993          5-31.5 yrs.
---------------------------------------------------
West Frankfort, IL      1993          5-31.5 yrs.
---------------------------------------------------
Story City, IA          1993          5-31.5 yrs.
---------------------------------------------------
Carrollton, KY          1993          5-31.5 yrs.
---------------------------------------------------
Georgetown, KY          1993          5-31.5 yrs.
---------------------------------------------------
Hanson, KY              1993          5-31.5 yrs.
---------------------------------------------------
Arcadia, LA             1993          5-31.5 yrs.
---------------------------------------------------
Iowa, LA                1993          5-31.5 yrs.
---------------------------------------------------
Kittery, ME             1993          5-31.5 yrs.
---------------------------------------------------
Branson, MO                           5-31.5 yrs.
---------------------------------------------------
Lebanon, MO             1993          5-31.5 yrs.
---------------------------------------------------
Tupelo, MS              1993          5-31.5 yrs.
---------------------------------------------------
Nebraska City, NE       1993          5-31.5 yrs.
---------------------------------------------------
Las Vegas, NV           1993          5-31.5 yrs.
---------------------------------------------------
Conway, NH              1993          5-31.5 yrs.
---------------------------------------------------
Lake George, NY         1993          5-31.5 yrs.
---------------------------------------------------
Smithfield, NC          1993          5-31.5 yrs.
---------------------------------------------------
Crossville, TN          1993          5-31.5 yrs.
---------------------------------------------------
Nashville, TN           1993          5-31.5 yrs.
---------------------------------------------------
Tri-Cities, TN          1993          5-31.5 yrs.
---------------------------------------------------
Union City, TN          1993          5-31.5 yrs.
---------------------------------------------------
Corsicana, TX           1993          5-31.5 yrs.
---------------------------------------------------
Hempstead, TX           1993          5-31.5 yrs.
---------------------------------------------------
LaMarque, TX            1994          5-31.5 yrs.
---------------------------------------------------
Livingston, TX          1993          5-31.5 yrs.
---------------------------------------------------
Mineral Wells, TX       1993          5-31.5 yrs.
---------------------------------------------------
Sulphur Springs, TX     1993          5-31.5 yrs.
---------------------------------------------------
Draper, UT              1993          5-31.5 yrs.
---------------------------------------------------
North Bend, WA          1993          5-31.5 yrs.
---------------------------------------------------
Eastgate, NC            1997          5-31.5 yrs.
---------------------------------------------------
Tower, NC               1997          5-31.5 yrs.
---------------------------------------------------
Northridge, NC          1997          5-31.5 yrs.
---------------------------------------------------
Gateway, NC             1997          5-31.5 yrs.
---------------------------------------------------
MacGregor, NC           1997          5-31.5 yrs.
---------------------------------------------------

---------------------------------------------------

(1) Buildings and improvements are depreciated based on a 15-31.5 year life. Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 to 10 years.

(2) Aggregate cost of the real estate property for federal income tax purposes is approximately $304, 877,000.

                             FAC Realty Trust, Inc.
             Notes to Consolidated Financial Statements (continued)


The changes in total real estate for years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997             1996             1995
                                    ------------------------------------------------

Balance, beginning of period         $ 345,890,739    $ 340,166,756    $ 308,586,835
Developed or acquired properties        30,619,827       10,339,504       24,819,456
Improvements                             6,550,712          547,694       15,474,668
Adjustment to net realizable value              --       (5,000,000)      (8,500,000)
Sales                                   (2,263,094)        (163,215)        (214,203)
                                    ================================================
Balance, end of period               $ 380,798,184    $ 345,890,739    $ 340,166,756
                                    ================================================

The changes in accumulated depreciation for years ended December 31, 1997, 1996 and 1995 are as follows:

                                        1997            1996           1995
                                   -------------------------------------------

Balance, beginning of period       $ 31,198,623    $ 20,386,741   $ 12,561,252
Developed or acquired properties      7,561,802       8,865,743      6,857,428
Improvements                          3,684,308       1,946,139        968,061
Sales                                  (345,676)             --             --
                                   ===========================================
Balance, end of period             $ 42,099,057    $ 31,198,623   $ 20,386,741
                                   ===========================================