Form 10-K/A
period 1997-12-31
FAC REALTY TRUST INC
filed 1998-06-30
CIK 899757

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

                                                    FAC Realty Trust, Inc.



Date: June 30, 1998                           By /S/ Patrick M. Miniutti
                                                 -------------------------------
                                              Patrick M. Miniutti
                                              Director, Exec. Vice President and
                                              Chief Financial Officer

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


In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on each long-lived asset used in operations when indicators of impairment are present and the undiscounted cashflows estimated to be generated by each of those assets are less than the asset's carrying amount. The impairment loss recognized shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company adopted the Statement in 1995.

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

Revenue Recognition


The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in tenant and other receivables in the accompanying balance sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales that are recognized ratably on an estimated basis throughout the year. In addition, certain leases provide for additional rents based on a percentage of sales volume above a specified breakpoint which are recognized as percentage rents. Also, most leases provide for the reimbursement of real estate taxes, insurance, advertising, utilities and certain common area maintenance (CAM) costs which are recognized as property operating cost recoveries. The percentage rents and property operating cost recoveries are reflected on the accrual basis. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, insurance and CAM costs, the Company has allocated a portion of base rents to property operating cost recoveries.

                             FAC REALTY TRUST, INC.
             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Amounts allocated to property operating cost recoveries from base rent were $3.7 million, $3.3 million and $3 million in 1997, 1996 and 1995, respectively. For tenants who are not obligated to pay directly or reimburse the Company for utility costs related to their store, the Company has allocated a portion of their base rents to offset the utility expense in the amounts of $1.3 million, $1.2 million and $1.3 million in 1997, 1996 and 1995, respectively.


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