Form 10-Q/A
period 1998-03-31
FAC REALTY TRUST INC
filed 1998-07-01
CIK 899757

FORM 10-Q/A


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


Notes to Consolidated Financial Statements............................................................... 8


                                         FAC REALTY TRUST, INC.

                                         CONSOLIDATED BALANCE SHEETS


                                                                                          MARCH 31, 1998       DECEMBER 31, 1997
                                                                                           (UNAUDITED)            (AUDITED)
                                                                                      --------------------------------------------
                                                                                                    (IN THOUSANDS)
                                                         ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                               $        88,822           $      81,233
   Buildings and improvements                                                                 337,887                 292,726
   Deferred leasing and other charges                                                          21,975                  21,366
                                                                                      --------------------------------------------
                                                                                              448,684                 395,325
   Accumulated depreciation and amortization                                                  (53,871)                (50,134)
                                                                                      --------------------------------------------
                                                                                              394,813                 345,191
   Properties under development                                                                 6,886                   6,456
   Properties held for sale                                                                    12,454                  12,490
                                                                                      --------------------------------------------
                                                                                              414,153                 364,137

 OTHER ASSETS:
   Cash and cash equivalents                                                                   11,924                   4,872
   Restricted cash                                                                              2,871                   3,858
   Tenant and other receivables                                                                 7,524                   7,167
   Deferred charges and other assets                                                           13,238                   8,851
   Investment in joint ventures                                                                 4,438                   4,283
   Notes receivable                                                                            14,602                  10,458
                                                                                      --------------------------------------------
                                                                                      $       468,750          $      403,626
                                                                                      ============================================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                          $       263,194          $      232,575
   Other unsecured notes                                                                          141                     197
   Capital lease obligations                                                                    1,044                   1,131
   Accounts payable and other liabilities                                                       9,760                   6,796
                                                                                      --------------------------------------------
                                                                                              274,139                 240,699

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                      8,744                       -

COMMON STOCK, 2,350,000 shares issued, subject to a limited put option                         22,325                       -

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
      800,000 issued and outstanding                                                           19,162                  19,162
   Stock purchase warrants                                                                          9                       9
   Common stock, $0.01 par value, 45,000,000 shares authorized, 11,926,566
      and 11,904,182 issued and outstanding , respectively                                        119                     119
   Additional paid-in capital                                                                 146,167                 145,332
   Accumulated deficit                                                                         (1,517)                 (1,416)
   Deferred compensation - Restricted Stock Plan                                                 (398)                   (279)
                                                                                      --------------------------------------------
                                                                                              163,542                 162,927
                                                                                      ============================================
                                                                                      $       468,750          $      403,626
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