Form 10-Q
period 1998-06-30
KONOVER PROPERTY TRUST INC
filed 1998-08-14
CIK 899757

FORM 10-Q

                     Securities and Exchange Commission
                           Washington, D.C. 20549

       [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                For the quarterly period ended June 30, 1998
                                     OR
       [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934
            For the transition period from _______ to ________.

                       Commission File Number 1-11998

                        KONOVER PROPERTY TRUST, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                        56-1819372
 (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


    11000 Regency Parkway
          Suite 300
     Cary, North Carolina
    (ADDRESS OF PRINCIPAL                                   27511
      EXECUTIVE OFFICES)                                  (ZIP CODE)
                               (919) 462-8787

            (Registrant's telephone number, including area code)

                             FAC Realty Trust, Inc.
   (Former name, former address and former fiscal year, if changed since last report)

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Date: August 14,
               1998 Number of shares outstanding: 17,196,723

                        KONOVER PROPERTY TRUST, INC.

                                   INDEX




                       PART I. FINANCIAL INFORMATION

                                                                    PAGE NO.
                                                                    --------

ITEM 1.  Financial Statements (Unaudited)............................   3

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  14


                        PART II. OTHER INFORMATION

ITEM 1.  Legal Proceeding............................................  25

ITEM 2.  Changes in Securities.......................................  25

ITEM 3.  Defaults Upon Senior Securities.............................  25

ITEM 4.  Submission of Matters to a Vote of Security Holders.........  25

ITEM 5.  Other Information...........................................  25

ITEM 6.  Exhibits and Reports on Form 8-K............................  25

                                   PART I


                  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                  INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                      PAGE NO.
                                                                      --------

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997... 4


Consolidated Statements of Operations for the three months ended June 30,
  1998 and 1997......................................................... 5


Consolidated Statements of Operations for the six months ended June 30,
  1998 and 1997......................................................... 6


Consolidated Statements of Stockholders' Equity for the six months ended
  June 30, 1998......................................................... 7


Consolidated Statements of Cash Flows for the six months ended June 30,
  1998 and 1997........................................................  8


Notes to Consolidated Financial Statements.............................. 9

                           KONOVER PROPERTY TRUST, INC.

                            CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                       JUNE 30, 1998      1997
                                                        (UNAUDITED)     (AUDITED)
                                                      ------------------------------
                                                             (IN THOUSANDS)
                                      ASSETS
INCOME PRODUCING PROPERTIES:
  Land                                                $   108,075       $  81,233
  Buildings and improvements                              417,836         292,726
  Deferred leasing and other charges                       24,654          21,366
                                                      ------------------------------
                                                          550,565         395,325
  Accumulated depreciation and amortization               (58,778)        (50,134)
                                                      ------------------------------
                                                          491,787         345,191
  Properties under development                              8,766           6,456
  Properties held for sale                                  6,073          12,490
                                                      ------------------------------
                                                          506,626         364,137

 OTHER ASSETS:
  Cash and cash equivalents                                 7,902           4,872
  Restricted cash                                           2,883           3,858
  Tenant and other receivables                              8,390           7,167
  Deferred charges and other assets                        11,550           8,851
  Investment in joint ventures                             13,747           4,283
  Notes receivable                                         17,431          10,458
                                                      ------------------------------
                                                      $   568,529       $ 403,626
                                                      ==============================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Debt on income properties                           $   343,072       $ 232,575
  Other unsecured notes                                       120             197
  Capital lease obligations                                   950           1,131
  Accounts payable and other liabilities                   31,742           6,796
                                                      ------------------------------
                                                          375,884         240,699

COMMITMENTS AND CONTINGENCIES
                                                                -              -
MINORITY INTEREST IN OPERATING PARTNERSHIP                  9,304              -

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A, 5,000,000
   shares authorized, 800,000
   issued and outstanding                                  19,162          19,162
  Stock purchase warrants                                       9               9
  Common stock, $0.01 par value, 45,000,000 shares
       authorized, 14,283,566 and 11,904,182 issued
       and outstanding, respectively                          142             119
  Additional paid-in capital                              166,661         145,332
  Accumulated deficit                                      (2,295)         (1,416)
  Deferred compensation - Restricted Stock Plan              (338)           (279)
                                                      ------------------------------
                                                          183,341         162,927
                                                      ------------------------------
                                                      $   568,529       $ 403,626
                                                      ==============================

SEE ACCOMPANYING NOTES.

                           KONOVER PROPERTY TRUST, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,
                                                         1998            1997
                                                     -------------------------------
                                                       (IN THOUSANDS, EXCEPT PER
RENTAL OPERATIONS:                                            SHARE DATA)
   Revenues:
      Base rents                                        $ 13,611      $  9,814
      Percentage rents                                       151           126
      Property operating cost recoveries                   4,138         3,179
      Other income                                           504           356
                                                     -------------------------------
                                                          18,404        13,475
                                                     -------------------------------
   Property operating costs:
      Common area maintenance                              2,044         1,609
      Utilities                                              366           218
      Real estate taxes                                    1,882         1,411
      Insurance                                              243            85
      Marketing                                              156           323
      Other                                                  582           108
                                                     -------------------------------
                                                           5,273         3,754
   Depreciation and amortization                           5,585         3,637
                                                     -------------------------------
                                                          10,858         7,391
                                                     -------------------------------
                                                           7,546         6,084
                                                     -------------------------------
OTHER EXPENSES:
   General and administrative                              1,870         1,740
   Interest                                                6,101         4,225
   Loss on sale of real estate                               353             -
                                                     -------------------------------
                                                           8,324         5,965
                                                     -------------------------------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                     (778)          119
   Extraordinary loss on early extinguishment of
debt                                                           -             -
                                                    --------------------------------

NET (LOSS) INCOME                                       $   (778)     $    119
                                                     ===============================

BASIC (LOSS) INCOME PER COMMON SHARE:
   (Loss) income before extraordinary item              $    (0.05)   $    0.01
   Extraordinary item                                          -             -
                                                     -------------------------------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS     $    (0.05)   $    0.01
                                                     ===============================

WEIGHTED-AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING      14,186       11,837
                                                     ===============================

DILUTED INCOME PER COMMON SHARE:
   Income before extraordinary item                            -      $    0.01
   Extraordinary item                                          -             -
                                                     -------------------------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                   -      $    0.01
                                                     ===============================

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING                  -         14,082
                                                     ===============================



SEE ACCOMPANYING NOTES.

                           KONOVER PROPERTY TRUST, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                                                        SIX MONTHS ENDED JUNE 30,
                                                         1998            1997
                                                     -------------------------------
                                                       (IN THOUSANDS, EXCEPT PER
RENTAL OPERATIONS:                                            SHARE DATA)
   Revenues:
      Base rents                                        $ 22,789      $ 18,537
      Percentage rents                                       302           253
      Property operating cost recoveries                   7,511         6,120
      Other income                                         1,731           487
                                                     -------------------------------
                                                          32,333        25,397
                                                     -------------------------------
   Property operating costs:
      Common area maintenance                              3,653         2,889
      Utilities                                              671           522
      Real estate taxes                                    3,273         2,731
      Insurance                                              405           276
      Marketing                                              315           553
      Other                                                1,105           256
                                                     -------------------------------
                                                           9,422         7,227
   Depreciation and amortization                           9,558         7,700
                                                     -------------------------------
                                                          18,980        14,927
                                                     -------------------------------
                                                          13,353        10,470
                                                     -------------------------------
OTHER EXPENSES:
   General and administrative                              3,397         4,028
   Interest                                               10,482         7,759
   Loss on sale of real estate                               353
                                                     -------------------------------
                                                          14,232        11,787
                                                     -------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                              (879)       (1,317)
   Extraordinary loss on early extinguishment of
debt                                                           -          (986)
                                                     -------------------------------

NET LOSS                                                $   (879)     $ (2,303)
                                                     -------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss before extraordinary item                       $    (0.07)   $   (0.11)
   Extraordinary item                                          -          (0.08)
                                                     -------------------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS              $    (0.07)   $   (0.19)
                                                     ===============================

WEIGHTED-AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING      13,076       11,834
                                                     ===============================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                 (IN THOUSANDS)




                                                                                             DEFERRED
                                CONVERTIBLE    STOCK                ADDITIONAL              COMPENSATION
                                 PREFERRED   PURCHASE     COMMON      PAID IN   ACCUMULATED RESTRICTED
                                   STOCK     WARRANTS      STOCK      CAPITAL     DEFICIT   STOCK PLAN     TOTAL
                                ------------------------------------------------------------------------------------
 BALANCE AT JANUARY 1, 1998     $  19,162   $    9      $  119      $ 145,332   $  (1,416)  $   (279)   $162,927
  Issuance of 6,530 employee
   stock purchase plan shares           -        -           -             34           -          -          34
  Issuance of 32,560
   restricted shares                    -        -           -            261           -       (261)          0
  Issuance of 2,350,000 shares
   of common stock @ $9.50 per
   share, net of expenses               -        -          23         20,153           -          -      20,176
  Exercise of 7,000 stock
   options                              -        -           -             39           -          -          39
  Cancellation of 12,922
   restricted shares                    -        -           -          (106)           -        106           0
  Repurchase of 3,784
   restricted shares                    -        -           -           (30)           -          -         (30)
  Compensation under stock
   plans                                -        -           -            568           -         96         664
  Reclass of prior years
   compensation under stock
   plans                                -        -           -            410           -          -         410
  Net loss                              -        -           -              -        (879)         -        (879)
                                ------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1998       $  19,162   $    9      $  142      $ 166,661   $  (2,295)  $   (338)   $ 183,341
                                ====================================================================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                          1998      1997
                                                       ---------------------
                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (879)  $  (2,303)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                         9,558       7,700
     Loss on sale of real estate                             353           -
     Extraordinary loss on early extinguishment of debt        -         986
     Amortization of deferred financing costs                173         785
     Compensation under stock plans                          664         519
     Net changes in:
      Tenant and other receivables                       (1,223)       2,109
      Deferred charges and other assets                  (1,882)        (247)
      Accounts payable and other liabilities               3,464      (2,487)
                                                       ---------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES          10,228       7,062
                                                       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in income-producing properties              (7,098)      (7,724)
  Proceeds from sale of real estate                        5,717           -
  Acquisition of  income-producing properties, net       (5,528)     (32,421)
  Note receivable                                        (6,973)           -
  Investment in joint venture                            (9,464)           -
  Change in restricted cash                                  975         (25)
                                                       ---------------------
       NET CASH USED IN INVESTING ACTIVITIES            (22,371)     (40,170)
                                                       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt on income properties                 82,721     118,555
  Repayment of debt on income properties                (86,288)     (85,538)
  Deferred financing charges                             (1,221)      (1,861)
  Other debt repayments                                    (258)           -
  Net proceeds from sale of common stock                  20,210          15
  Repurchase of restricted stock                            (30)           -
  Exercise of stock options                                   39           -
  Purchase of common stock                                     -        (343)
                                                       ---------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES          15,173      30,828
                                                       ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       3,030      (2,280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,872       7,034
                                                       ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  7,902    $ 4,754
                                                       =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest
     (net of interest capitalized of $546 and $880)     $  9,427    $ 6,951
                                                       =====================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1. INTERIM FINANCIAL STATEMENTS

ORGANIZATION

   Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership, and operation of community and outlet shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

   On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.) Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership") substantially all of its assets and liabilities, except for legal title to 18 properties which remain in a wholly owned subsidiary of the Company. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns substantially all of its assets (either directly or through subsidiaries) through the Operating Partnership such that a Unit is economically equivalent to a share of the Company's common stock.

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

   As of June 30, 1998, the properties owned by the Company consist of: (1) 47 community shopping centers in 16 states aggregating approximately 5,800,000 square feet; (2) 10 outlet centers in nine states aggregating approximately 2,117,000 square feet; (3) two outlet centers aggregating approximately 167,000 square feet that are held for sale and (4) approximately 178 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

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

BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of the Company, the Operating

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Partnership and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS PER SHARE

   The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings per share ("EPS") and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares"). All prior periods presented have been restated. For the three month periods ended June 30, 1998 and 1997, basic and diluted EPS are computed based on a weighted-average number of shares outstanding of 14,186,000 and 11,837,000, respectively. For the six months period ended June 30, 1998 and 1997, the weighted-average number of shares outstanding were 13,076,000 and 11,834,000, respectively. Potential common shares have been excluded from diluted EPS for the six months ended June 30, 1998 and 1997 and for the three months ended June 1998 because the effect would be antidilutive. For the three months ended June 30, 1997 the denominator for diluted earnings per share is calculated as follows:


Denominator for weighted-average shares                                 11,837
     Effect of dilutive securities
          Preferred Stock                                                2,222
          Employee Stock Options                                            23
                                                                        ------
     Dilutive potential shares                                           2,245
                                                                        ------
Denominator-Adjusted-Weighted average shares and assumed conversions    14,082
                                                                        ======

DIVIDENDS

   There were no accrued dividends as of December 31, 1997 and no dividends were declared during the six month period ended June 30, 1998.

3.  ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

LAZARD FRERES TRANSACTION

   On August 5, 1998, stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, and the Company pursuant to which PSR will make a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). The investment will be made in stages, at the Company's option, through March 30, 2000 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR will own an equity interest in the Company of approximately 60%, on a diluted basis, not including any further issuance of Operating Partnership Units for transactions under contract or transactions into which the Company may enter in the future.

   As part of the Transaction, as approved by the stockholders, three representatives of Lazard were nominated to the Company's Board of Directors, which currently has a total of nine directors.

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

   On March 23, 1998, the Company issued 2,350,000 shares of its common stock to PSR for a total consideration of $22.3 million. On August 11, 1998, the Company issued an additional 2,913,157 shares of its common stock for a total consideration of $27.7 million. PSR must purchase an additional $50 million in shares of common stock at $9.50 per share by September 30, 1998 or sooner if requested by the Company. The Company expects such purchase to occur in August 1998.

   Pursuant to the Contingent Value Right Agreement, if PSR has not doubled its investment (through stock appreciation, dividends, or both) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

   Pursuant to the agreement, the Company will reimburse PSR for its expenses in connection with the Transaction, including expenses of monitoring the Company and of performing its duties under the Transaction Documents. These expenses and Transaction expenses incurred by the Company have totaled approximately $2.2 million, exclusive of a claim by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") of a "success based" advisory fee. The Company believes that DLJ, which rendered a fairness opinion to the Company, but was not requested to perform any other services in connection with the Transaction, is not entitled to any additional fees or consideration. DLJ, however, has notified the Company that it believes it is entitled to additional "success based" advisory fees under the terms of its engagement letter with the Company dated May 23, 1997. As of the date hereof, there has been no resolution of the disagreement.

   Each of the Company's and PSR's obligations to effect the final $100 million of Common Stock purchases (the "Subsequent Closings") are subject to various mutual and unilateral conditions, including, without limitation the continued qualification of the Company as a REIT for federal income tax purposes; and the continuing correctness of the representations and warranties in the Stock Purchase Agreement.

KONOVER & ASSOCIATES SOUTH TRANSACTION

   On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers. On April 1, 1998, the Company acquired 10 of the Konover & Associates South community shopping centers for a total purchase price of $89.3 million consisting of $67.4 million in debt assumption and $21.9 million in equity payable in a combination of cash and limited partnership Units which will be determined by the seller by September 30, 1998. This transaction was accounted for under the purchase method of accounting. The remaining community center out of the original eleven will not be acquired by the Company.

   The Company issued $0.4 million in warrants to the seller in connection with the above transaction. Of these warrants $0.1 million are valued at $9.50 vesting over five years, $0.1 million at $12.50 vesting over five years, and $0.2 million at $9.50 which are fully vested.

   On August 10, 1998, following stockholder approval, the Company began operating under the name "Konover Property Trust. " The Company remains listed on the New York Stock Exchange and changed its ticker symbol from FAC to KPT. The Company will continue to operate the Konover & Associates South office in Boca Raton, Florida due to its strategic location in the Southeast.

   Simon Konover, founder of both Konover & Associates South and Konover & Associates, Inc., a $500 million plus real estate company headquartered in West Hartford, Connecticut, was elected Chairman of the Board of the Company.

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

RODWELL/KANE TRANSACTION

   On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell, Chairman and co-founder of Atlantic Real Estate Corporation ("ARC"), Mr. John N. Kane, Chairman of Kane Realty Corporation, and their affiliates. The acquired centers encompass approximately 950,000 square feet and are, in the aggregate, 96% leased.

   The aggregate purchase price for the acquired shopping centers was $57.1 million, consisting of the assumption of $44.3 million of fixed-rate indebtedness, the payment of $3.5 million in cash and the issuance of 974,347 limited partnership Units of the Operating Partnership. Of the purchase price, 292,447 Units and $0.8million in cash will be issued or paid on a delayed or contingent basis. The contingencies include the attainment of certain property performance thresholds and the sale, lease or development of certain outparcels. The purchase price for the acquisition was determined as a result of arms-length negotiation between the Company and the sellers, with the Units being valued at $9.50 per share.

   The ninth and final center covered by the Rodwell/Kane acquisition agreement will be managed by the Company and is expected to be acquired in the year 2000. Its acquisition prior to the year 2000 would trigger an onerous loan assumption fee.

JOINT VENTURES

   On September 22, 1997, the Company and ARC jointly created a limited liability company named Atlantic Realty LLC ("Atlantic") to develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop approximately one million square feet, including outparcels, over the next several years. The Company and ARC own Atlantic equally, with the Company serving as managing member overseeing its operations. As of June 30, 1998, the Company has invested $2.8 million in this joint venture. The investment in Atlantic is being accounted for under the equity method of accounting. As of June 30, 1998, Atlantic had total assets of approximately $9.1 million and debt of $6.3 million. The joint venture had no other operations.

   During 1997, the Company entered into a joint venture, known as Mount Pleasant FAC LLC, with AJS Group, to develop a 425,000-square-foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin in the Fall of 1998, with completion targeted for Spring/Summer 1999. As of June 30, 1998, the Company has invested $5.1 million in this joint venture. This 50% investment in the joint venture is accounted for under the equity method of accounting. The joint venture had approximately $8.6 million of assets and $3.5 of debt at June 30, 1998. The joint venture had no other operations.

   During 1998, the Company entered into a joint venture, known as Wakefield Commercial LLC, primarily to develop two community shopping centers. The two retail centers, one approximately 200,000 square feet and the other approximately 300,000 square feet, will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management and marketing functions for the two centers. The Company holds 50% interest in the venture, which is accounted for under the equity method of accounting. As of June, 1998, the Company had invested $0.6 million in this joint venture and had advanced the joint venture $4.7 million. The advances carry interest at 11% per annum. The joint venture had no other operations.

   The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated.

OTHER

   On January 7, 1998, the Company completed the purchase of a 55,909-square-foot shopping center located in

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Danville, Virginia. This Food Lion-anchored center was purchased for $3.1 million in cash, net of $2.3 million in debt assumed.

   On April 30, 1998, the Company sold one of its three properties held of sale known as Lathrop, California for $5.7 million. The sale resulted in a loss of $0.4 million.

   On May 22, 1998, the Company issued a promissory note to evidence a loan made in the amount of $2.5 to VFP, LLC. The note is secured by a 53.78 acre tract of land located near Myrtle Beach, South Carolina. The note accrues interest at 10% and matures November, 1999.

4.  PRO FORMA INFORMATION

RODWELL/KANE AND KONOVER PROPERTIES

   Pro forma results of operations for the six months ended June 30, 1998 and 1997 are set forth below and assume the Rodwell/Kane and Konover acquisitions discussed above had been completed as of the beginning of the period. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the beginning of the period, nor do they purport to represent results of operations of future periods (in thousands except for per share data).


                                  ACTUAL         ADJUSTMENT        PRO FORMA
                                 JUNE 30,   ------------------     JUNE 30,
                                   1998    RODWELL/KANE KONOVER      1998
Revenues                        $32,333      $1,580     $3,272      $37,185
Property operating costs          9,422         302        848      10,572
Depreciation and amortization     9,558         305        520      10,383
General and administrative        3,397          10        179       3,586
Interest                         10,482         666      1,575      12,723
  Loss on sale of real estate       353           -          -         353
                               ----------------------------------------------
  (Loss) income before
  extraordinary item            $ (879)      $  297     $  150      $(432)
                               ==============================================
(LOSS) INCOME BEFORE
EXTRAORDINARY ITEM      PER
COMMON SHARE                    $(0.07)      $ 0.02     $ 0.01      $(0.03)
                               ==============================================




                                ACTUAL          ADJUSTMENT        PRO FORMA
                              JUNE 30, -------------------------  JUNE 30,
                                 1997    RODWELL/KANE  KONOVER       1997
Revenues                      $25,397      $3,496      $6,080      $34,973
Property operating costs        7,227         517       1,351       9,095
Depreciation and amortization   7,700         610       1,335       9,645
General and administrative      4,028         173         208       4,409
Interest                        7,759       1,929       2,767      12,455
                             ------------------------------------------------
  (Loss) income before
  extraordinary   item       $(1,317)      $  267      $  419      $(631)
                             ================================================
(LOSS) INCOME BEFORE
EXTRAORDINARY     ITEM PER
COMMON SHARE                  $(0.11)      $ 0.02      $ 0.04      $(0.05)
                             ================================================


5.    DEBT ON INCOME PROPERTIES

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   The following discussion should be read in conjunction with the selected financial data included in this section and the consolidated financial statements and notes thereto included in this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted-average square-foot basis, which adjusts for square-footage added at different times during the year.

GENERAL OVERVIEW

   Konover Property Trust, Inc., formerly FAC Realty Trust, Inc., (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"). The Company is vertically integrated providing acquisition, development, construction, leasing, marketing and asset management services for community and outlet center properties.

   As of June 30, 1998, the properties owned by the Company consist of: (1) 47 community shopping centers in 16 states aggregating approximately 5,800,000 square feet; (2) 10 outlet centers in nine states aggregating approximately 2,117,000 square feet; (3) two outlet centers aggregating approximately 167,000 square feet that are held for sale and (4) approximately 178 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale. Weighted-average square feet of GLA for the six months ended June 30, 1998 and 1997 were 6.8 million and 5.2 million, respectively. Weighted-average square feet of GLA for the three months ended June 30, 1998 and 1997 were 8.1 million and 5.5 million, respectively.

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

   Funds available for Distribution/Reinvestment ("FAD/R") is defined as FFO less unusual items, capitalized tenant allowances, capitalized leasing costs and recurring capital expenditures.

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

                                                 KONOVER PROPERTY TRUST, INC.

                                           SIX MONTHS ENDED       THREE MONTHS ENDED
                                                JUNE 30                 JUNE 30
                                            1998        1997       1998        1997
                                        (Unaudited)  (Unaudited)(Unaudited) (Unaudited)
                                        ------------------------------------------------
OPERATING DATA:
   Rental revenues                        $32,333      $25,397    $18,404     $13,475
   Property operating costs                 9,422        7,227      5,273       3,754
                                        ------------------------------------------------
                                           22,911       18,170     13,131       9,721
   Depreciation and amortization            9,558        7,700      5,585       3,637
   General and administrative               3,397        4,028      1,870       1,740
   Interest                                10,482        7,759      6,101       4,225
   Loss on sale of real estate                353            -        353           -
   Extraordinary loss on early
     extinguishment of debt                     -          986          -           -
                                        ------------------------------------------------
   Net (loss) income                      $ (879)      $(2,303)   $ (778)     $   119
                                        ================================================
     Per common share data:
     (Loss) income before
     extraordinary item                   $(0.07)      $(0.11)    $(0.05)     $  0.01
     Extraordinary item                         -       (0.08)          -           -
                                        ------------------------------------------------
     Net (loss) income                    $(0.07)      $(0.19)    $(0.05)     $  0.01
                                        ================================================
   Weighted-average common share
     outstanding                          13,076       11,834     14,186      11,837
                                        ================================================

OTHER DATA:
   EBITDA
     Net loss (income)                    $ (879)      $(2,303)    $ (778)    $   119
     Adjustments:
        Interest                           10,482        7,759       6,101      4,225
        Depreciation and amortization       9,558        7,700       5,585      3,637
        Compensation under stock awards       664          519         367        467
        Loss on sale of real estate           353            -         353          -
        Non-recurring administrative
        costs                                   -          100           -          -
        Merger termination costs                -        1,250           -          -
        Extraordinary loss on early
        extinguishment
        of debt                                 -          986           -          -
                                        ------------------------------------------------
                                          $20,178      $16,011     $11,628    $ 8,448
                                        ================================================
   Weighted-average shares outstanding
- diluted                                  15,983       14,056      17,472     14,059
                                        ================================================

   FUNDS FROM OPERATIONS:

     Net (loss) income                    $ (879)      $(2,303)    $ (778)    $   119
     Adjustments:
        Straight line rent                    448        (233)        (12)      (119)
        Depreciation and amortization       9,260        7,539       5,427      3,540
        Compensation under stock awards       664          519         367        467
        Loss on sale of real estate           353            -         353          -
        Unusual items:
            Non recurring
            administrative costs                -          100           -          -
            Merger termination costs            -        1,250           -          -
            Extraordinary loss on
            early extinguishment of debt        -          986           -          -
                                        ------------------------------------------------
                                          $ 9,846      $ 7,858     $ 5,357    $ 4,007
                                        ================================================
   Weighted-average shares outstanding
     - diluted                             15,983       14,056      17,472     14,059
                                        ================================================



                                                  KONOVER PROPERTY TRUST, INC.
                                             SIX MONTHS ENDED      THREE MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                             1998       1997        1998       1997
                                          ----------------------------------------------

FUNDS AVAILABLE FOR DISTRIBUTION /
REINVESTMENT:
   Funds from Operations                    $  9,846   $  7,858    $  5,357   $ 4,007
   Adjustments:
     Non-recurring administrative costs            -      (100)           -         -
     Merger termination costs                      -    (1,250)           -         -
     Capitalized tenant allowances           (1,653)      (853)     (1,405)     (610)
     Capitalized leasing costs               (1,092)      (603)       (580)     (400)
     Recurring capital expenditures            (217)      (365)       (154)     (153)
                                          ---------------------------------------------
                                            $  6,884   $  4,687    $  3,218   $ 2,844
                                          ==============================================

CASH FLOWS:
   Cash flows from operating activities     $ 10,228   $  7,062    $  3,163   $ 2,988
   Cash flows from investing activities     (22,371)   (40,170)    (14,861)   (4,435)
   Cash flows from financial activities       15,173     30,828       7,676       717
                                          ----------------------------------------------
   Net increase (decrease) in cash and
   cash equivalents                         $  3,030   $(2,280)    $(4,022)   $ (730)
                                          ==============================================

                                             KONOVER PROPERTY
                                               TRUST, INC.
                                                 JUNE 30
                                             1998       1997
                                          -----------------------

BALANCE SHEET DATA:
   Income-producing properties (before
    accumulated depreciation and
    amortization)                           $550,565   $407,691
   Total assets                              568,529    387,041
   Debt on income properties                 343,072    215,947
   Total liabilities                         375,884    224,561
   Total minority interest                     9,304          -
   Total stockholders' equity                183,341    162,480

PORTFOLIO PROPERTY DATA:
   Total GLA (at end of period)                8,084      5,477
   Weighted-average GLA                        6,829      5,187

   Number of properties (at end of
   period)                                        59         41

   Occupancy (at end of period):
     Operating, exclusive of assets held
     for sale                                  92.3%      91.0%
     All operating properties                  91.5%      88.7%

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

   The Company reported a net loss of $0.9 million, or ($0.07) per common share, for the six months ended June 30, 1998 compared to a net loss of $2.3 million, or ($0.19) per common share, for the comparable period in 1997. The positive factors for 1998 were a $4.7 million increase in net operating income (NOI), of which $4.2 million is attributable to the Rodwell/Kane and Konover acquisitions and a decrease in general and administrative expenses of $0.6 million. The positive factors were offset by an increase in interest expense of $2.7 million, as a result of higher borrowing levels, a loss on sale of property of $0.4 million and an increase in depreciation and amortization of $1.9 million. Additionally, in 1997, the Company incurred an extraordinary loss on extinguishment of debt of $1.0 million.

   Funds from Operations ("FFO") for the six months ended June 30, 1998 increased 24% to $9.8 million as compared to $7.9 million for the same period in 1997. The factor that had a positive impact on 1998 FFO was a $5.4 million in increased NOI before the adjustment for straight line rent (net $0.7 million). Factors that had a negative impact on 1998 FFO were: (a) $2.7 million increase in interest expense, and (b) a $0.6 million increase in general and administrative expenses exclusive of compensation under the stock plan award and non-recurring administrative expenses in 1997.

   Earnings before interest, taxes, depreciation and amortization (EBITDA) was $20.2 million for the six months ended June 30, 1998, an increase of $4.2 million or 26%, from $16.0 million for the same period in 1997. The increase was due to increased NOI of $4.7 million over 1997, including adjustment for straight line rent offset by an increase in general and administrative expenses of $0.6 million exclusive of compensation under stock plan award and non-recurring administrative and merger costs incurred in 1997.

   Base rent increased to $22.8 million for the six months ended June 30, 1998 from $18.5 million for the same period in 1997. Base rent before the adjustment for straight line rent increased $4.9 million or 27% to $23.2 million for the six months ended June 30, 1998 when compared to 1997, while the Company's weighted-average square feet of GLA in operation increased 31%. The increase in base rent resulted from increased GLA in operation and from increased occupancy at the operating centers, which was offset by declining rents on renewals at certain properties and the sale of an asset in April 1998, discussed below.

   Percentage rent remained unchanged at $0.3 million for the six months ended June 30, 1998 and 1997.

   Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs, increased for the six months ended June 30, 1998 to $7.5 million compared to $6.1 million in 1997. On a weighted-average square-foot basis, recoveries from tenants decreased 7% to $1.10 for the six months ended June 30, 1998 when compared to $1.18 for the same period in 1997. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 94% in 1998 from 95% in 1997. With respect to approximately 16% of the leased GLA, the Company is obligated to pay all utilities and operating expenses of the applicable center.

   Other income increased $1.2 million to $1.7 million in 1998 compared to $0.5 million in 1997 primarily as a result of increased tenant lease buyouts of $0.4 million and third-party property management fee income of $0.9 million. Prior to the closing of the eight Rodwell/Kane properties, the community centers were managed by the Company. The one remaining Rodwell/Kane community center will continue to be managed by the Company.

   Property operating costs increased $2.2 million, or 31%, to $9.4 million in 1998 from $7.2 million in 1997. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1998, which rose 31% to 6.8 million square feet in 1998 from 5.2 million square feet in 1997. On a weighted-average square-foot basis, operating expenses remained at $1.38 for the six months ended June 30, 1998 and 1997.

   General and administrative expenses for the six months ended June 30, 1998 decreased $0.6 million or 15% to $3.4 million in 1998 from $4.0 million in 1997. General and administrative expenses in 1998 include $0.7 million in compensation under stock plan awards. General and administrative expenses in 1997 include a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Retirement System of Ohio (OPERS), $0.1 million in other non-recurring charges and $0.5 million in compensation under stock plan awards. Exclusive of these charges in 1998 and 1997, general and administrative expense as a percentage of revenues remained the same at 8.5% in 1998 and 1997.

   Depreciation increased to $7.6 million for the six months ended June 30, 1998 compared to $5.9 million in 1997. The increase is due primarily to the Rodwell/Kane and Konover acquisitions. Amortization of deferred leasing and other charges decreased $0.1 million to $1.9 million from $1.8 million in 1997. On a weighted-average square-foot basis, depreciation and amortization decreased to $1.40 in 1998 from $1.48 in 1997.

   Interest expense for the six months ended June 30, 1998, net of interest income of $1.3 million, increased by $2.7 million or 35%, to $10.5 million compared to $7.8 million, net of interest income of $0.3 million, in 1997. This increase resulted primarily from higher borrowing levels in 1998 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, debt outstanding and the average interest rate were approximately $273.2 million and 7.5%, respectively, in 1998 compared to $202.6 million and 8.0%, respectively, in 1997. Amortization of deferred financing cost decreased to $0.4 million in 1998 compared to $0.8 million in 1997. The Company capitalized interest costs associated with its development projects of $0.5 million in 1998 and $0.9 million in 1997.

   For the six months ended June 30, 1998, the properties held for sale contributed approximately $0.5 million of revenue and incurred a loss of $1.2 million after deducting related interest expense on the debt associated with the properties and the $0.4 million loss on sale of property. For the six months ended June 1997, the properties held for sale contributed approximately $0.6 million of revenue and incurred a loss of $0.6 million after deducting related interest expenses. As of April 30, 1998, one of the properties held for sale, located in California was sold for $5.7 million resulting in a loss of $0.4 million.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997.

      The Company reported a net loss of $0.8 million, or $0.05 per common share, for the three month ended June 30, 1998, compared to net income of $0.1 million or $0.01 per common share, for comparable period in 1997. The loss for 1998 resulted primarily from $3.4 million in increased NOI offset by: (a) an increase in general and administrative expenses of $0.1 million as described below; (b) an increase in depreciation and amortization of $1.9 million as described below; (c) increased interest expense of $1.9 million as a result of higher borrowing levels; and (d) a loss on the sale of real estate of $0.4 million in 1998.

      FFO for the three months ended June 30, 1998, was $5.4 million, compared to $4.0 million for the same period in 1997. The factor that had a positive impact on 1998 FFO was $3.5 million in increased NOI before the adjustment for straight line rent (net $0.1 million). Factors that had a negative impact on 1998 FFO were: (a) $0.2 million in increased general and administrative expenses from 1997, exclusive of compensation under stock awards and (b) $1.9 million in higher interest expense.

      Earnings before interest, taxes, depreciation and amortization (EBITDA) were $11.6 for the three months ended June 30, 1998, an increase of $3.2 million or 38%, from $8.4 million for the same period in 1997. The increase was due to increased NOI of $3.4 million over 1997, offset by an increase of $0.2 million in general and administrative expenses in 1998, exclusive of compensation under stock awards.

      Base rent increased $3.8 million or 39% to $13.6 million for the three months ended June 30, 1998 from $9.8 million for the same period in 1997. Base rent before the adjustment for straight line rent increased $3.9 million or 40% to $13.6 million for the three months ended June 30, 1998 when compared to $9.7 million in 1997, while the Company's weighted-average square feet of GLA in operation increased 47%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers which was offset by declining rents on renewals at certain properties and lower average center occupancy levels in the centers held for sale.

      Percentage rent increased to $0.2 million for the three months ended June 30, 1998 as compared to $0.1 million for the same period in 1997. Percentage rent represents amounts due from tenants based on a specified percentage of the tenants' sales in excess of a sales break point agreed to in the lease.

      Recoveries from tenants, representing contractual reimbursements from tenants of certain common area maintenance, utilities, taxes, insurance and marketing cost, for the three months ended June 30, 1998 increased $0.9 million or 28% to $4.1 million compared to $3.2 million in 1997. On a weighted-average square-foot basis, recoveries from tenants decreased 12% to $0.51 for the three months ended June 30, 1998 when compared to $0.58 for the same period in 1997. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 91% in 1998 from 96% in 1997. Approximately 16% of the leased GLA is leased whereby the Company is obligated to pay all utilities and operating expenses of the applicable center.

      Other income increased $0.1 million to $0.5 million in 1998 compared to $0.4 million in 1997 primarily as a result of increased third-party management fees.

      Operating expenses increased $1.5 million, or 39%, to $5.3 million in 1998 from $3.8 million in 1997. The increase in operating expenses was principally due to the increase in the weighted-average square feet in operation in 1998, which rose 47% from 5.5 million square feet in 1997 to 8.1 million square feet in 1998. On a weighted-average square-foot basis, operating expenses, decreased to $0.65 in 1998 from $0.69 in 1997.

      General and administrative expenses for the three months ended June 30, 1998, increased $0.2 million, or 12% to $1.9 million in 1998 from $1.7 million in 1997. The increase was primarily attributable to the increase in weighted-average GLA and to the increased staffing during the period necessary to carry out the strategic growth plans of the Company. General and administrative expenses, exclusive of compensation under stock awards, as a percentage of revenues decreased to 8% in 1998 from 9% in 1997.

      Depreciation increased $1.7 million to $4.6 million in 1998 from $2.9 million in 1997 primarily as a result of the Rodwell/Kane and Konover acquisitions in 1998. Amortization of deferred leasing and other charges increased $0.3 million in 1998 primarily as a result of the refinancing previously described. On a weighted-average square-foot basis, depreciation and amortization of income-producing properties increased to $0.69 in 1998 compared to $0.66 in 1997.

      Interest expense for the three months ended June 30, 1998, net of interest income of $1.0 million, increased by $1.9 million or 44%, to $6.1 million compared to $4.2 million, net of interest income of $0.1 million in 1997. This increase resulted from higher borrowing levels in 1998 compared to 1997. On a weighted-average basis, debt outstanding and the average interest cost were approximately $346.4 million and 8.2%, respectively, in 1998 compared to $215.4 million and 8%, respectively, in 1997. The Company capitalized interest costs associated with its development projects of $0.2 million in 1998 and $0.4 million in 1997.

      For the three months ended June 30, 1998, the properties held for sale contributed approximately $0.2 million of revenue and incurred a loss of $0.8 million after deducting related interest expenses on the debt associated with the properties. For the three months ended June 30, 1997, these properties contributed approximately $0.3 million of revenue and incurred a loss of $0.2 million after deducting related interest expense. The decrease in revenue and increase in net loss is principally due to the sale of one property in April 1998 which resulted in a loss of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS. The Company's cash and cash equivalents balance at June 30, 1998 was $7.9 million. Restricted cash, as reported in the financial statements, as of such date, was $2.9 million. In connection with the Company's $95 million rated-debt securitization, the Company was required to escrow a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

   Net cash provided by operating activities was $10.2 million for the six months ended June 30,1998. Net cash used in investing activities was $22.4 million for the same period in 1998. The primary use of these funds included:

(a) $5.5 million to acquire eight of the nine Rodwell/Kane properties and a shopping center in Danville, Virginia, net of debt assumed and Operating Partnership Units issued to the sellers; (b) $9.5 million invested in joint ventures, as described below; and (c) $7.0 million of advances the Company has made to joint ventures. Net cash provided by financing activities was $15.2 million for the six months ended June 30, 1998. The source of such funds was new borrowings and the sale of common stock to an affiliate of Lazard Freres, as described below. Funds generated through financing activities were offset by debt repayments of $86.3 million.

   CAPITAL RESOURCES. The Company=s management anticipates that cash generated from operations will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements and to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its existing centers. The Company also believes that it has capital and access to capital resources, including additional borrowings and issuances of debt or equity securities, sufficient to pursue its strategic plans.

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

   On August 5, 1998, stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, and the Company pursuant to which PSR will make a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). The investment will be made in stages, at the Company's option, through March 30, 2000 allowing the Company to obtain capital as needed to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR will own an equity interest in the Company of approximately 60%, on a diluted basis, not including any further issuance of Operating Partnership Units for transactions under contract or transactions into which the Company may enter in the future.

   On March 23, 1998, the Company issued 2,350,000 shares of its common stock to PSR for a total consideration of $22.3 million. On August 11, 1998, the Company issued an additional 2,913,157 shares of its common stock for a total consideration of $27.7 million. PSR must purchase an additional $50 million in shares of common stock at $9.50 per share by September 30, 1998 or sooner if requested by the Company. The Company expects such purchase to occur in August 1998.

   Pursuant to the Contingent Value Right Agreement, if PSR has not doubled its investment (through stock appreciation, dividends, or both) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

   Pursuant to the agreement, the Company will reimburse PSR for its expenses in connection with the Transaction, including expenses of monitoring the Company and of performing its duties under the Transaction Documents. These expenses and Transaction expenses incurred by the Company have totaled approximately $2.2 million, exclusive of a claim by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") of a "success based" advisory fee. The Company believes that DLJ, which rendered a fairness opinion to the Company, but was not requested to perform any other services in connection with the Transaction, is not entitled to any additional fees or consideration. DLJ, however, has notified the Company that it believes it is entitled to additional "success based" advisory fees under the terms of its engagement letter with the Company dated May 23, 1997. As of the date hereof, there has been no resolution of the disagreement.

   Each of the Company's and PSR's obligations to effect the final $100 million of common stock purchases (the "Subsequent Closings") are subject to various mutual and unilateral conditions, including, without limitation the continued qualification of the Company as a REIT for federal income tax purposes; and the continuing correctness of the representations and warranties in the Stock Purchase Agreement.

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

   On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers. On April 1, 1998, the Company acquired 10 of the Konover & Associates South community shopping centers for a total purchase price of $89.3 million consisting of $67.4 million in debt assumption and $21.9 million in equity payable in a combination of cash and limited partnership Units which will be determined by the seller by September 30, 1998. This transaction was accounted for under the purchase method of accounting. The remaining community center out of the original eleven will not be acquired by the Company.

   The Company issued $0.4 million in warrants to the seller in connection with the above transaction. Of these warrants $0.1 million are valued at $9.50 vesting over five years, $0.1 million at $12.50 vesting over five years, and $0.2 million at $9.50 which are fully vested.

   In connection with the acquisition of eight of the nine Rodwell/Kane properties, up to 292,447 additional Units and $0.8 million in cash will be issued or paid on a delayed or contingent basis.

   The ninth and final center will be managed by the Company and is expected to be acquired in the year 2000 for $6.2 million. Its acquisition prior to the year 2000 would trigger an onerous loan assumption fee.

   During 1997, the Company and Atlantic Real Estate Corporation ("ARC") jointly created a limited liability company named Atlantic Realty LLC ("Atlantic") to develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop nearly one million square feet, including outparcels, over the next several years. The Company and ARC own Atlantic equally, with the Company serving as managing member overseeing its operations. As of June 30, 1998, the Company has invested $2.8 million in this joint venture. The investment in Atlantic will be accounted for under the equity method of accounting. As of June 30, 1998, Atlantic had total assets of approximately $9.1 million and debt of $6.3 million. The joint venture had no other operations.

   During 1997, the Company also entered into a joint venture, known as Mount Pleasant FAC LLC, with AJS Group, to develop a 425,000-square-foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin Fall 1998, with completion targeted for Spring/Summer 1999. As of June 30, 1998, the Company has invested $5.1 million in this joint venture. This 50% investment in the joint venture will be accounted for under the equity method of accounting. The joint venture had approximately $8.6 million of assets and $3.5 of debt at June 30, 1998. The joint venture had no other operations.

   During 1998, the Company entered into a joint venture, known as Wakefield Commercial LLC, primarily to develop two community shopping centers. The two retail centers, one approximately 200,000 square feet and the other approximately 300,000 square feet, will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management and marketing functions for the two centers. The Company holds a 50% interest in the venture, which is accounted for under the equity method of accounting. As of June 30, 1998, the Company had invested $0.6 million in this joint venture and had advanced the joint venture $4.7 million. The advances carry interest at 11% per annum. The joint venture had no other operations.

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

   Based on current market conditions, the Company believes it will have access to the capital resources or has adequate financial resources to fund operating expenses, potential distributions to stockholders, acquisitions and planned development and construction activities. At June 30, 1998, $69.7 million was outstanding under the Company's $150 million Nomura credit facility.

   The Company's planned development of nearly one million square feet of community and neighborhood shopping centers in North Carolina with ARC, the development of a retail/entertainment shopping center in Mt. Pleasant, South Carolina, and the development of two community shopping centers in Wakefield, North Carolina will be completed in joint ventures and will be financed in part by traditional bank construction loans.

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

ECONOMIC CONDITIONS

    Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel pricing, which has slowed the growth of tenant sales and adversely affected the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. Although a decline in sales does not affect base rental, aside from renewals, such weakness could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 6% of the Company's total revenue for the six months ended June, 1998. Continuance of this trend may affect the Company=s operating centers' (the "Properties") occupancy rate and the rental rates obtained and concessions, if any, granted on new leases or re-leases of space, which may cause fluctuations in the cash flow from the operation and performance of the operating centers. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

   The majority of the Company=s leases, other than those for some anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed in June 1993, also require the tenants to pay certain operating expenses and increases in common area maintenance expenses. At June 30, 1998, 15% of the aggregate GLA of its centers was leased to non-anchor tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

   Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 20% of the Company=s debt on income properties and notes payable as of June 30, 1998 bore interest at rates that adjust periodically based on market conditions. Following the sale of the remaining common shares to PSR, as described above, the Company's exposure to floating rate debt will be further reduced or eliminated. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

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

FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-Q constitute "forward-looking statements." Such forward-looking statements are indicated by words such as "will", "expect", "anticipate" and other words of similar import. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; difficulties or delays in the completion of expansions of existing projects or development of new projects; and the effect of competition from other factory outlet centers. With respect to the Company=s expansion and development activities (including the potential development of a site at Lake Carmel, New York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms; the consummation of related property acquisitions; receipt of zoning, land use, occupancy, government and other approvals; and the timely completion of construction and leasing activities. With respect to the Company=s acquisition activities, such forward-looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

   None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  OTHER INFORMATION

CHANGES IN CONTROL OF THE COMPANY

          On March 23, 1998, the Company sold 2,350,000 shares of Common Stock to PSR at $9.50 per share, for an aggregate purchase price of $22,350,000. On August 10, 1998, the Company sold an additional 2,913,157 at $9.50 per share, for an aggregate purchase price of $27,675,000. As a result of the purchases, PSR owns approximately 30.6% of the Company's outstanding Common Stock. In addition, PSR is obligated to purchase another 5,263,159 shares upon demand by the Company (and in no event later than September 30, 1998) and an additional 10,526,316 shares by March 30, 2000. Assuming no other changes in the number of shares of the Company's outstanding Common Stock, PSR would then own 64% of the outstanding Common Stock.

          The Company believes that PSR used its own funds for the purchase. In addition to PSR's ownership interest in the Company, PSR also has three nominees on the Board, certain preemptive rights and other contractual rights regarding the Company's affairs. The transaction is described in detail in the Company's definitive proxy statement filed on Schedule 14A with the Securities and Exchange Commission on July 7, 1998. The information set forth therein under the caption "Proposal Two: Approval of the Transaction" is hereby incorporated herein by reference. The transaction was approved by the Company's stockholders on August 5, 1998.

DEADLINE FOR CERTAIN STOCKHOLDER PROPOSALS

   If notice of a shareholder proposal to be presented in connection with the Company's 1999 annual meeting of shareholders is not received by the Company by May 22, 1999, then the management proxies may use their discretionary voting authority when the proposal is raised at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
       3.1 Articles of Incorporation (Articles of Amendment filed effective August 10, 1998 are filed herewith. For a complete copy of the charter, the attached Articles should be read with the charter filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (file no.
                333-39491), which is incorporated by reference herein.)

       3.2      Amended and Restated Bylaws

      10.1 Amended and Restated Master Agreement dated June 30, 1998 by and among FAC Realty Trust, Inc., FAC Properties LP, Konover Management South Corp. and the other signatories to this

                Master Agreement contained therein.
      27        Financial Data Schedule (EDGAR filing only)

   (b)     Reports on Form 8-K

      On April 7, 1998, the Company filed a Report on Form 8-K (dated March 23,
      1998) reporting under item 1(b) the acquisition of 2,350,000 shares of Common Stock by PSR and reporting under item 2 the acquisition of the Rodwell/Kane properties.

      On June 3, 1998, the Company filed a Report on Form 8-K/A (dated March 23,
      1998), amending the disclosure regarding the Rodwell/Kane property acquisition and adding the following financial statements: audited combined statement of revenue and certain expenses for the Rodwell/Kane properties as well as unaudited pro forma condensed consolidated financial statements.

      On June 4, 1998, the Company filed a Report on From 8-K (dated June 4,
      1998), reporting under item 5 the agreement to acquire certain properties and businesses form Konover Management South and certain affiliates. The filing included the following financial statements: audited combined statement of revenue and certain expenses for Konover and Associates South and unaudited pro forma condensed consolidated financial statements.

                                   SIGNATURES


================================================================================

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          KONOVER PROPERTY TRUST, INC.






                              Date:  August 14, 1998
                              By: /S/Patrick M. Miniutti
                                  -------------------------
                              Patrick M. Miniutti, Executive Vice President,
                                Chief Financial Officer and Director


                              By: /S/Sona A. Thorburn
                                  --------------------
                              Sona A. Thorburn, Vice President,
                              Chief Accounting Officer