Form 10-Q
period 1998-09-30
KONOVER PROPERTY TRUST INC
filed 1998-11-16
CIK 899757

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

          [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998
                                       OR
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
               For the transition period from _______ to ________.

                         Commission File Number 1-11998

                          KONOVER PROPERTY TRUST, INC.
             (Exact name of Registrant as specified in its charter)

           Maryland                                       56-1819372
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

                              11000 Regency Parkway
                                    Suite 300
                              Cary, North Carolina
                        (Address of Principal Executive
                                    Offices)
                                      27511
                                   (Zip Code)

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
                            Yes   X       No
                                ----         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Date October 31, 1998 Number of shares outstanding: 31,494,791

                           KONOVER PROPERTY TRUST, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------

Item 1.  Financial Statements (Unaudited)............................   3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................  15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding............................................  29

Item 2.  Changes in Securities.......................................  29

Item 3.  Defaults Upon Senior Securities.............................  29

Item 4.  Submission of Matters to a Vote of Security Holders.........  29

Item 5.  Other Information...........................................  29

Item 6.  Exhibits and Reports on Form 8-K............................  29

                                      PART I


                     Item 1. Financial Statements (Unaudited)



                     Index to Unaudited Financial Statements



                                                                                                      Page No.
                                                                                                      --------
Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 ............................   4


Consolidated Statements of Operations for the three months ended September 30,  1998 and 1997 .........   5


Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997 ...........   6


Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1998 ..........   7


Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 ...........   8


Notes to Consolidated Financial Statements ............................................................   9

                              KONOVER PROPERTY TRUST, INC.

                               Consolidated Balance Sheets


                                                          September 30,   December 31,
                                                              1998            1997
                                                           (Unaudited)     (Audited)
                                                         -------------------------------
                                                                 (in thousands)
                                        Assets
Income producing properties:
  Land                                                          $ 104,397    $  81,233
  Buildings and improvements                                      427,944      292,726
  Deferred leasing and other charges                               26,607       21,366
                                                         -------------------------------
                                                                  558,948      395,325
  Accumulated depreciation and amortization                       (63,526)     (50,134)
                                                         -------------------------------
                                                                  495,422      345,191
  Properties under development                                     10,234        6,456
  Properties held for sale                                          6,001       12,490
                                                         -------------------------------
                                                                  511,657      364,137

 Other assets:
  Cash and cash equivalents                                        98,184        4,872
  Restricted cash                                                   1,627        3,858
  Tenant and other receivables                                      9,173        7,167
  Deferred charges and other assets                                15,802        8,851
  Investment in joint ventures                                     26,045        4,283
  Notes receivable                                                 18,419       10,458
                                                         -------------------------------

                                                                $ 680,907    $ 403,626
                                                         =============================

                         Liabilities and Stockholders' Equity
Liabilities:
  Debt on income properties                                     $ 299,330    $ 232,575
  Other unsecured notes                                                99          197
  Capital lease obligations                                           855        1,131
  Accounts payable and other liabilities                           18,159        6,796
                                                         -------------------------------
                                                                  318,443      240,699

Commitments and contingencies                                        --           --

Minority interest in Operating Partnership                         11,804         --

Stockholders' equity:
  Convertible preferred stock, Series A, 5,000,000
   shares authorized, 800,000
      issued and outstanding                                       19,162       19,162
  Stock purchase warrants                                               9            9
  Common stock, $0.01 par value, 100,000,000 shares
       authorized, 31,494,791 and 12,222,157 issued and
       outstanding, respectively                                      315          119
  Additional paid-in capital                                      333,579      145,332
  Accumulated deficit                                              (2,098)      (1,416)
  Deferred compensation - Restricted Stock Plan                      (307)        (279)
                                                         -------------------------------
                                                                  350,660      162,927
                                                         =============================
                                                                $ 680,907    $ 403,626
                                                         =============================

See accompanying notes.

                              KONOVER PROPERTY TRUST, INC.

                          Consolidated Statements of Operations
                                       (Unaudited)


                                                        Three Months ended September 30,
                                                             1998            1997
                                                         -------------------------------
                                                           (in thousands, except per
Rental operations:                                                 share data)
   Revenues:
      Base rents                                            $ 13,582      $  9,972
      Percentage rents                                           151           127
      Property operating cost recoveries                       4,124         3,197
      Other income                                               493           318
                                                         -------------------------------
                                                              18,350        13,614
                                                         -------------------------------
   Property operating costs:
      Common area maintenance                                  2,198         1,683
      Utilities                                                  424           400
      Real estate taxes                                        1,873         1,405
      Insurance                                                  247           131
      Marketing                                                  153           290
      Other                                                      635            87
                                                         -------------------------------
                                                               5,530         3,996
   Depreciation and amortization                               4,912         3,908
                                                         -------------------------------
                                                              10,442         7,904
                                                         -------------------------------
                                                               7,908         5,710
                                                         -------------------------------
Other expenses:
   General and administrative                                  1,933         1,127
   Interest                                                    5,778         4,254
                                                         -------------------------------
                                                               7,711         5,381
                                                         -------------------------------

Income before extraordinary item                                 197           329
   Extraordinary loss on early extinguishment of debt              -             -
                                                         ===============================

Net income                                                  $    197      $    329
                                                         ===============================

Basic income per common share:
   Income before extraordinary item                         $   0.01      $   0.03
   Extraordinary item                                              -             -
                                                         -------------------------------
Net income applicable to common stockholders                $   0.01      $   0.03
                                                         ===============================

Weighted-average number of  common shares outstanding         17,229        11,815
                                                         ===============================

Diluted income per common shares:
   Income before extraordinary item                         $   0.01     $    0.02
   Extraordinary item                                              -             -
                                                         ===============================
Net income applicable to common shareholders                $   0.01     $    0.02
                                                         ===============================
Weighted-average number of shares outstanding                 20,621        14,037
                                                         ===============================

See accompanying notes.

                              KONOVER PROPERTY TRUST, INC.

                          Consolidated Statements of Operations
                                       (Unaudited)


                                                         Nine Months ended September 30,
                                                             1998            1997
                                                         -------------------------------
                                                           (in thousands, except per
Rental operations:                                                 share data)
   Revenues:
      Base rents                                            $ 36,371      $ 28,509
      Percentage rents                                           453           380
      Property operating cost recoveries                      11,635         9,317
      Other income                                             2,224           805
                                                         -------------------------------
                                                              50,683        39,011
                                                         -------------------------------
   Property operating costs:
      Common area maintenance                                  5,851         4,832
      Utilities                                                1,095           877
      Real estate taxes                                        5,146         4,136
      Insurance                                                  652           407
      Marketing                                                  468           843
      Other                                                    1,740           163
                                                         -------------------------------
                                                              14,952        11,258
   Depreciation and amortization                              14,470        11,608
                                                         -------------------------------
                                                              29,422        22,866
                                                         -------------------------------
                                                              21,261        16,145
                                                         -------------------------------
Other expenses:
   General and administrative                                  5,330         5,120
   Interest                                                   16,260        12,013
   Loss on sale of real estate                                   353             -
                                                         -------------------------------
                                                              21,943        17,133
                                                         -------------------------------

Loss before extraordinary item                                  (682)         (988)
   Extraordinary loss on early extinguishment of debt              -          (986)
                                                         ===============================

Net loss                                                    $   (682)     $ (1,974)
                                                         ===============================

Basic and diluted loss per common share:
   Loss before extraordinary item                           $  (0.05)   $    (0.09)
   Extraordinary item                                              -         (0.08)
                                                         -------------------------------
Net loss applicable to common stockholders                  $  (0.05)   $    (0.17)
                                                         ===============================

Weighted-average number of  common shares outstanding         14,475        11,828
                                                         ===============================

See accompanying notes.

                            KONOVER PROPERTY TRUST, INC.

                   Consolidated Statement of Stockholders' Equity

                        Nine months ended September 30, 1998
                                     (Unaudited)

                                   (in thousands)


                                                                                                  Deferred
                                     Convertible    Stock                Additional              Compensation
                                      Preferred   Purchase     Common      Paid in   Accumulated Restricted
                                        Stock     Warrants      Stock      Capital     Deficit   Stock Plan     Total
                                     ------------------------------------------------------------------------------------
 Balance at January 1, 1998          $  19,162   $    9      $  119      $ 145,332   $  (1,416)  $   (279)   $162,927
  Issuance of 6,530 employee stock
   purchase plan shares                      -        -           -             34           -          -          34
  Issuance of 34,325 restricted
   shares                                    -        -           -            276           -       (276)          0
  Issuance of 21,052,632 shares of
   common stock at $9.50 per share,
   net of expenses                           -        -         211        197,352           -          -     197,563
  Repurchase of 1,456,500 shares of
   common stock                              -        -         (15)      (10,593)           -          -     (10,608)
  Exercise of 7,000 stock options            -        -           -             39           -          -          39
  Cancellation of 12,922 restricted
   shares                                    -        -           -          (106)           -        106           0
  Repurchase of 5,368 restricted
   shares                                    -        -           -           (43)           -          -         (43)
  Compensation under stock plans             -        -           -            878           -        142       1,020
  Reclass of prior years
   compensation under stock plans            -        -           -            410           -          -         410
  Net loss                                   -        -           -              -        (682)         -        (682)
                                     ====================================================================================
 Balance at September 30, 1998       $  19,162   $    9      $  315      $ 333,579   $  (2,098)  $   (307)   $ 350,660
                                     ====================================================================================

See accompanying notes.

                              KONOVER PROPERTY TRUST, INC.

                          Consolidated Statement of Cash Flows
                                       (Unaudited)



                                                                Nine months ended
                                                                  September 30
                                                                1998       1997
                                                             ----------------------
                                                                (in thousands)
Cash flows from operating activities:
  Net loss                                                    $  (682)  $   (1,974)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                              14,470      11,608
     Loss on sale of real estate                                   353          -
     Extraordinary loss on early extinguishment of debt              -         986
     Amortization of deferred financing costs                      488       1,168
     Compensation under stock plans                              1,020         686
     Net changes in:
      Tenant and other receivables                             (2,006)       2,100
      Deferred charges and other assets                        (6,540)        (295)
      Accounts payable and other liabilities                     4,328      (2,696)
                                                             ----------------------
       Net cash provided by operating activities                11,431      11,583
                                                             ----------------------


Cash flows from investing activities:
  Investment in income-producing properties                   (12,232)     (11,895)
  Proceeds from sale of real estate                              5,717           -
  Acquisition of  income-producing properties, net            (17,826)     (32,421)
  Advances under Notes receivable, net                         (7,961)           -
  Investment in joint venture                                 (22,903)           -
  Change in restricted cash                                      2,231          14
                                                             ----------------------
       Net cash used in investing activities                  (52,974)     (44,302)
                                                             ----------------------

Cash flows from financing activities:
  Proceeds from debt on income properties                       82,721     120,590
  Repayment of debt on income properties                      (133,256)    (86,070)
  Deferred financing charges                                   (1,221)      (1,877)
  Other debt repayments                                          (374)           -
  Net proceeds from sale of common stock                       197,563          45
  Repurchase of restricted stock                                  (43)        (113)
  Exercise of stock options                                         39           -
  Issuance of shares under employee stock purchase plan             34           -
  Repurchase of common stock                                  (10,608)        (247)
                                                             ----------------------
       Net cash provided by financing activities               134,855      32,328
                                                             ----------------------

Net increase (decrease) in cash and cash equivalents            93,312        (391)
Cash and cash equivalents at beginning of period                 4,872       7,034
                                                             ======================
Cash and cash equivalents at end of period                    $ 98,184    $  6,643
                                                             ======================
Supplemental disclosures of cash flow information:

   Cash paid during the period for interest
     (net of interest capitalized of $912 and $1,224)        $  16,006    $ 10,969
                                                             ======================

See accompanying notes.

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

   On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership, (the "Operating Partnership") substantially all of its assets and liabilities, except for legal title to 18 properties, which remain in a wholly owned subsidiary of the Company. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns substantially all of its assets (either directly or through subsidiaries) through the Operating Partnership such that a Unit is economically equivalent to a share of the Company's common stock.

   The UPREIT allows the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of stock to acquire properties, which provides an advantage over non-UPREIT entities.

   As of September 30, 1998, the properties owned by the Company consist of: (1) 48 community shopping centers in 17 states aggregating approximately 5,855,000 square feet; (2) 10 outlet centers in nine states aggregating approximately 2,117,000 square feet; (3) two centers aggregating approximately 167,000 square feet that are held for sale and (4) approximately 178 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

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

Basis of Presentation

   The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article

10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

2.    Significant Accounting Policies

Cash and Cash Equivalents

   Cash and cash equivalents includes cash in banks and all highly liquid investments with original maturities of three months or less.

Basic and diluted earnings per share

   The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings per share ("EPS") and diluted EPS replace primary EPS and fully diluted EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares"). All prior periods presented have been restated. For the three month periods ended September 30, 1998 and 1997, basic and diluted EPS are computed based on a weighted-average number of shares outstanding of 17,229,000 and 11,815,000, respectively. For the nine months ended September 30, 1998 and 1997, the weighted-average number of shares outstanding were 14,475,000 and 11,828,000, respectively. Potential common shares have been excluded from diluted EPS for the nine months ended September 30, 1998 and 1997 because the effect would be antidilutive.

   For the three months ended September 30, 1998 and 1997, the denominator for diluted earnings per share is calculated as follows, in thousands:

                                                    1998     1997
                                                   ------   ------
Denominator for weighted-average shares            17,229   11,815
   Effect of dilutive securities:
      Preferred Stock                               2,222    2,222
      Employee Stock Options                          147     --
      Restricted Stock                                228     --
      Operating Partnership Units                     795     --
                                                   ---------------
    Dilutive potential shares                       3,392    2,222
                                                   ---------------

Denominator-Adjusted-weighted-average shares and
    assumed conversions                            20,621   14,037
                                                   ===============

Dividends

   There were no accrued dividends as of December 31, 1997 and no dividends were declared during the nine month period ended September 30, 1998.

   As authorized by the Company's Board of Directors at a September 11, 1998 meeting, the Company intends to reestablish the annual dividend of $0.50 per common share, payable at the rate of $0.125 per quarter. The first payment is expected to be declared and payable during the quarter ended March 31, 1999. A portion of the dividend payment will be a return of capital, as the Company expects to utilize its tax net loss carryover in 1999. The dividend will represent a payout ratio of less than 50% of the Company's funds from operations
(FFO).

Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which has been adopted by the Company. As of September 30, 1998 and 1997, the Company had no items of other comprehensive income.

3.    Acquisitions and Significant Transactions

Lazard Freres Transaction

   On August 5, 1998, stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). The investment was made in stages, at the Company's option, through September 29, 1998, allowing the Company to obtain capital to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR owned an equity interest in the Company of approximately 67%, on a diluted basis, not including any further issuance of Operating Partnership Units for transactions under contract or transactions into which the Company may enter in the future.

   As part of the Transaction, as approved by the stockholders, three representatives of Lazard were nominated to the Company's Board of Directors, which currently has a total of nine directors.

   Pursuant to the Contingent Value Rights Agreement, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof. Since the Company has the right to settle the contingent value rights in shares of common stock, the issuance of common stock and the contingent value rights has been classified as stockholders' equity in the accompanying balance sheets.

   Pursuant to the agreement, the Company will reimburse PSR for its expenses in connection with the Transaction, including expenses of monitoring the Company and of performing its duties under the Transaction Documents. These expenses and Transaction expenses incurred and paid by the Company have totaled approximately $2.4 million, exclusive of a claim by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") of a "success based" advisory fee. The Company believes that DLJ, which rendered a fairness opinion to the Company, but was not requested to perform any other services in connection with the Transaction, is not entitled to any additional fees or consideration. DLJ, however, has notified the Company that it believes it is entitled to additional "success based" advisory fees under the terms of its engagement letter with the Company dated May 23, 1997. As of the date hereof, there has been no resolution of the disagreement.

Konover & Associates South Transaction

   On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers. The Company acquired 10 of the Konover & Associates South community shopping centers for a total purchase price of $89.3 million consisting of $67.4 million in debt assumption and $21.9 million in equity payable in a combination of cash and limited partnership Units. For financial reporting purposes, the 10 Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no other significant conditions outstanding.

   Prior to September 30, 1998, the Company closed on five of the Centers. The aggregate purchase price for the five acquired shopping centers consisted of the initial assumption of $31.1 million of fixed-rate indebtedness, $12.1 million in cash and the issuance of 0.3 million limited partnership Units valued at $9.50 per share. The Company subsequently paid $9.2 million of the fixed rate debt assumed of the acquired properties are held directly or indirectly, by KPT Properties, L.P.

   On October 30, 1998, the Company closed on an additional Konover property in West Palm Beach, Florida with a total purchase price of $14.5 million which consisted of $11.2 million in debt and $3.3 million in cash.

   The actual transfer of legal title of the remaining four properties to be acquired will occur at a later date. The remaining community center out of the original 11 will not be acquired by the Company.

   The Company issued 400,000 in warrants to the seller in connection with the above transaction. Of these warrants 100,000 are exercisable at $9.50 vesting over five years, 100,000 are exercisable at $12.50 vesting over five years, and 200,000 are exercisable at $9.50 which are fully vested.

   On August 10, 1998, following stockholder approval, the Company began operating under the name "Konover Property Trust. " The Company remains listed on the New York Stock Exchange and changed its ticker symbol from FAC to KPT. The Company will continue to operate the Konover & Associates South office in Boca Raton, Florida due to its strategic location in the Southeast.

   Simon Konover, founder of both Konover & Associates South and Konover & Associates, Inc., a $500 million plus real estate company headquartered in West Hartford, Connecticut, was elected as a non-executive Chairman of the Board of the Company.

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

   The aggregate purchase price for the acquired shopping centers was $57.1 million, consisting of the assumption of $44.3 million of fixed-rate indebtedness, the payment of $3.5 million in cash and the issuance of 974,347 limited partnership Units of the Operating Partnership. Of the purchase price, 292,447 Units and $0.8 million in cash will be issued or paid on a delayed or contingent basis. The contingencies include the attainment of certain property performance thresholds and the sale, lease or development of certain outparcels. The purchase price for the acquisition was determined as a result of arms-length negotiation between the Company and the sellers, with the Units being valued at $9.50 per share.

   The ninth and final center covered by the Rodwell/Kane acquisition agreement will be managed by the Company and is expected to be acquired in the year 2000. Its acquisition prior to the year 2000 would trigger an onerous loan assumption fee.

Joint Ventures

   A summary of the Company's investments in limited liability companies (LLC's) at September 30, 1998 and December 31, 1997, is as follows (all LLC's are accounted for under the equity method, in thousands):

                                                            Preferred     September 30,         December 31,
                                                             Equity       -------------         ------------
                     Location                Ownership      Return(%)        1998                   1997
                     --------                ---------      ---------        ----                   ----
Atlantic Realty      North Carolina             50%             9%         $  7,300                $ 2,803
Mount Pleasant FAC   Mount Pleasant, SC         50%            11%           10,700                  1,480
Wakefield Commercial Wake Forest, NC            90%            11%            2,600                    -
Falls FAC            Raleigh, NC                50%            10%            5,445                    -
                                                                          -------------         -------------
                                                                            $26,045               $  4,283
                                                                          =============         =============

   The majority of the properties owned by the LLC's are under development and have no operations with the exception of one property as of September 30, 1998. The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the LLC's is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective joint venture partners.

Other

   On January 7, 1998, the Company completed the purchase of a 55,909-square-foot shopping center located in Danville, Virginia. This Food Lion-anchored center was purchased for $3.1 million in cash, net of $2.3 million in assumed debt.

   On April 30, 1998, the Company sold one of its three properties held for sale known as Lathrop, California for $5.7 million. The sale resulted in a loss of $0.4 million.

   On May 22, 1998, the Company issued a promissory note to evidence a loan made in the amount of $2.5 million to VFP, LLC. The note is secured by a 53.78 acre tract of land located near Myrtle Beach, South Carolina. The note accrues interest at 10% and matures November, 1999.

   On August 31, 1998, the Company completed the purchase of a 54,000-square-foot shopping center located in Conway, South Carolina. This Food Lion-anchored center with a purchase price of $4.7 million was paid for with $1.5 million in cash and $3.2 million in assumed debt.

   As of September 30, 1998, the Company has repurchased a total of 1,456,500 shares of common stock for a total of approximately $10.6 million, or an average of $7.28 per share. The repurchases have reduced the amount of its currently outstanding common stock by approximately 4%.

4.    Pro Forma Information

Rodwell/Kane and Konover Properties

   Pro forma results of operations for the nine months ended September 30, 1998 and 1997 are set forth below and assume the Rodwell/Kane and Konover acquisitions discussed above had been completed as of the beginning of the period. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the beginning of the period, nor do they purport to represent results of operations of future periods (in thousands except for per share data).



                                  Actual          Adjustment       Pro forma
                                 Sept 30, -----------------------   Sept 30,
                                   1998    Rodwell/Kane Konover      1998
                                 -------   --------------------     --------
Revenues                         $50,683      $1,580     $3,272     $55,535
Property operating costs          14,952         302        848      16,102
Depreciation and amortization     14,470         305        520      15,295
General and administrative         5,330          10        179       5,519
Interest                          16,260         666      1,575      18,501
  Loss on sale of real estate        353           -          -         353
                                ----------------------------------------------
  (Loss) income before
    extraordinary item           $ (682)      $  297     $  150      $(235)
                                ==============================================
(Loss) income before
  extraordinary item per
  common share                   $(0.05)      $ 0.02     $ 0.01      $(0.02)
                                ==============================================




                                Actual          Adjustment        Pro forma
                               Sept 30, ------------------------   Sept 30,
                                 1997     Rodwell/Kane  Konover      1997
                              --------  --------------  -------    -------

Revenues                       $39,011      $5,218      $9,304     $53,533
Property operating costs        11,258         853       2,382      14,493
Depreciation and amortization   11,608       1,038       1,706      14,352
General and administrative       5,120         187         264       5,571
Interest                        12,013       2,715       4,524      19,252
                              ------------------------------------------------
  (Loss) income before
    extraordinary item        $  (988)      $  425      $  428      $(135)
                              ================================================
(Loss) income before
  extraordinary item per
  common share                 $(0.09)      $ 0.04      $ 0.04      $(0.01)
                              ================================================

5.    Debt on Income Properties

   On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing a $150 million revolving credit facility. The loan is at an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain balances outstanding on the $150 million Nomura credit facility obtained by the Company in early 1997, which currently has an outstanding balance of $31.4 million.

  6.  Year 2000


      The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

      The Company has substantially completed an assessment of its core computer information systems and is now taking the further necessary steps to make such systems, in those situations in which the Company is required to do so, Year 2000 compliant. In addition, the Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as telecommunications, security, HVAC, elevator, fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require complete replacement because they cannot be repaired).

      The Company's primary uses of software systems is its corporate accounting system. The Company's corporate accounting system is widely used in the real estate industry; however, is not fully Year 2000 compliant.

     The Company is replacing its current corporate accounting system with a new software system which is Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the new software system started in the second quarter of 1998 and its core modules are expected to go live January 1, 1999. The replacement of the system is proceeding on schedule. The Company had previously planned the system conversion, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects.

      Based on its review to date, the Company believes that the primary cost of Year 2000 compliance will be the cost of the previously planned corporate accounting system conversion. The Company currently expects that the total conversion will cost approximately $1.5 million, and as of September 30, 1998, the Company had spent approximately $0.8 in connection therewith. Because the Company's Year 2000 assessment is ongoing, the total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. While the Company believes that it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Company's computer systems significantly exceed the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meet its financial and reporting requirements and/or on its financial results.

      The Company leases space to local and national tenants and does not have a national tenant who is expected to generate more than 9% of total revenue in 1999. In the first quarter of 1999, the Company intends to survey all national tenants who accounted for more than 2% of revenue in 1998 for Year 2000 compliance. The Company's primary purchases are building-related services (e.g., lawn services), which are available from numerous suppliers.

      For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of tenants, vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

      We currently do not have a contingency plan, and upon the completion of the technology assesment we will determine if such a plan is necessary.

7.    Subsequent Events

   Subsequent to September 30, 1998, the Company invested $85.0 million into short-term investments that are classified as held-to-maturity. This amount was classified as cash and cash equivalents at September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion should be read with the selected financial data in this section and the consolidated financial statements and notes in this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted-average square-foot basis. Comparisons on a weighted-average square-foot basis adjust for square-footage added at different times during the year.

General Overview

   Konover Property Trust, Inc., formerly FAC Realty Trust, Inc., (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"). The Company is vertically integrated and provides acquisition, development, construction, leasing, marketing and asset management services for community and outlet center properties.

      On September 30, 1998, the Company-owned properties consisted of:

(1) 48 community shopping centers in 17 states aggregating approximately 5,855,000 square feet;

(2) 10 outlet centers in nine states aggregating approximately 2,117,000 square feet;

(3) 2 centers aggregating approximately 167,000 square feet that are held for sale; and

(4) approximately 178 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

   The weighted-average square feet of gross leasable area were 7.3 million square feet for the nine months ended September 30, 1998 and 5.3 million square feet for the same period in 1997. Weighted-average square feet of gross leasable area for the three months ended September 30, 1998 and 1997 were 8.1 million and
5.5 million, respectively.

Selected Financial Data

   The following information should be read with the consolidated financial statements and notes thereto included in this report.

   Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. The Company defines FFO as net income (computed in accordance with generally accepted accounting principles) less gains or losses from debt restructuring and sales of property, plus depreciation and amortization, plus or minus adjustments for unusual items. Management does not believe that reductions for depreciation and amortization charges are meaningful in evaluating the operating results of its properties, which have historically been appreciating assets. Thus, Management believes that FFO, as defined, is an appropriate measure of the Company's operating performance.

   Beginning in 1996 the Company adopted a change in its FFO definition to conform to the National Association of Real Estate Investment Trusts' FFO definition. Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets are not included in the FFO calculation.

   "EBITDA" or Earnings Before Interest, Taxes, Depreciation and Amortization is defined as revenues less operating costs (including general and administrative expenses), before interest, depreciation and amortization and unusual items. As a REIT, the Company is generally not subject to Federal income taxes. Management believes that EBITDA provides a meaningful indicator of operating performance because: (1) it is industry practice to evaluate the performance of real estate properties based on net operating income ("NOI"), which is generally equivalent to EBITDA; and (2) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

   Funds available for Distribution/Reinvestment ("FAD/R") is defined as FFO less unusual items, capitalized tenant allowances, capitalized leasing costs and recurring capital expenditures.

   FFO, EBITDA and FAD/R do not represent cash flow from operations as defined by generally accepted accounting principles. Nor are these measures necessarily indicative of cash available to fund all cash flow needs. They should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance nor as an alternative to cash flow as a measure of liquidity. Other data that management believes is important in understanding trends in its business and properties are also included in the following table (in thousands, except per share data and number of properties).

                                                 Konover Property Trust, Inc.
                                           Nine months ended        Three months ended
                                             September 30              September 30
                                            1998        1997         1998        1997
                                        (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                        --------------------------------------------------
Operating Data:
   Rental revenues                        $50,683      $39,011      $18,350     $13,614
   Property operating costs                14,952       11,258        5,530       3,996
                                        --------------------------------------------------
                                           35,731       27,753       12,820       9,618
   Depreciation and amortization           14,470       11,608        4,912       3,908
   General and administrative               5,330        5,120        1,933       1,127
   Interest                                16,260       12,013        5,778       4,254
   Loss on sale of real estate                353            -            -           -
   Extraordinary loss on early
     extinguishment of debt                     -          986            -           -
                                        --------------------------------------------------
   Net (loss) income                      $ (682)      $(1,974)     $   197     $   329
                                        ==================================================
   Basic Per common share data:
     (Loss) income before
       extraordinary item                 $(0.05)      $(0.09)      $  0.01     $  0.03
     Extraordinary item                         -       (0.08)            -        0.00
                                        --------------------------------------------------
     Net (loss) income                    $(0.05)      $(0.17)      $  0.01     $  0.03
                                        ==================================================
Basic Weighted-average common shares
     outstanding                          14,475       11,828       17,229      11,815
                                        ==================================================

Other Data:

   EBITDA
     Net (loss) income                    $ (682)      $(1,974)      $   197    $   329
     Adjustments:
        Interest                           16,260       12,013         5,778      4,254
        Depreciation and amortization      14,470       11,608         4,912      3,908
        Compensation under stock awards     1,020          731           356        212
        Loss on sale of real estate           353            -             -          -
        Non-recurring administrative
          costs                               114          100           114          -
        Merger termination costs                -        1,250             -          -
        Extraordinary loss on early
          extinguishment of debt                -          986             -          -
                                        --------------------------------------------------
                                          $31,535      $24,714       $11,357    $ 8,703
                                        ==================================================
   Weighted-average diluted shares         17,546       14,050        20,621     14,037
                                        ==================================================

   Funds from Operations:
     Net (loss) income                    $ (682)      $(1,974)      $   197    $   329
     Adjustments:
        Straight line rent                    554        (448)           106      (215)
        Depreciation and amortization      13,988       11,328         4,728      3,789
        Compensation under stock awards     1,020          731           356        212
        Loss on sale of real estate           353           10             -       (25)
        Unusual items:
            Non recurring
               administrative costs           114          100           114          -
            Merger termination costs            -        1,250             -          -
            Extraordinary loss on early
               extinguishment of debt           -          986             -          -
                                        --------------------------------------------------
                                          $15,347      $11,983       $ 5,501    $ 4,090
                                        ==================================================

                                                  Konover Property Trust, Inc.
                                            Nine months ended      Three months ended
                                              September 30,          September 30,
                                             1998       1997        1998       1997
                                          ----------------------------------------------
Funds available for Distribution/Reinvestment:
   Funds from Operations                    $ 15,347   $ 11,983    $  5,501   $ 4,090
   Adjustments:
     Non-recurring administrative costs        (114)      (100)       (114)         -
     Merger termination costs                      -    (1,250)           -         -
     Capitalized tenant allowances(*)        (2,897)    (1,127)     (1,244)     (274)
     Capitalized leasing costs               (1,642)      (824)       (550)     (221)
     Recurring capital expenditures            (416)      (531)       (199)     (166)
                                          ==============================================
                                            $ 10,278   $  8,151    $  3,394   $ 3,429
                                          ==============================================

Cash Flows:
   Cash flows from operating activities     $ 11,431   $ 11,583    $  1,203   $ 4,521
   Cash flows from investing activities     (52,974)   (44,302)    (30,603)   (4,149)
   Cash flows from financing activities      134,855     32,328     119,682     1,517
                                          ==============================================
   Net increase (decrease) in cash and
     cash equivalents                       $ 93,312   $  (391)    $ 90,282   $ 1,889
                                          ==============================================

                                             Konover Property
                                               Trust, Inc.
                                               September 30
                                             1998       1997
                                          -----------------------
Balance Sheet Data:
   Income-producing properties (before
    accumulated
    depreciation and amortization)          $558,948   $393,130
   Total assets                              680,907    388,844
   Debt on income properties                 299,330    217,576
   Total liabilities                         318,443    225,855
   Total minority interest                    11,804          -
   Total stockholders' equity                350,660    162,989

Portfolio Property Data:
   Total GLA (at end of period)                8,138      5,504
   Weighted-average GLA                        7,258      5,286

   Number of properties (at end of
     period)                                      60         41

   Occupancy (at end of period):
     Operating, exclusive of assets held
       for sale                                93.2%      92.5%
     All operating properties                  92.4%      90.4%

* Includes $0.4 million of tenant allowances for key tenants whose tenancy is considered strategic for the centers in which they are located.

Results Of Operations

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997.

Net Loss

      The Company reported a net loss of $0.7 million, or ($0.05) per common share, for the nine months ended September 30, 1998. The same period in 1997 saw a net loss of $2.0 million, or ($0.17) per common share. The elements having a material impact on the change are discussed below:

 > The Company's NOI, exclusive of straight-line rent, increased by $9.0 million, or 33%, to $36.3 million from $27.3 million for the same period in 1997. This increase was partly attributable to the 1998 acquisitions below:

                                     Impact on NOI for the
                                       Nine Months Ended
                                       September 30, 1998
                                         (in millions)
            Konover Properties          $     5.2
            Rodwell/Kane
            Properties                        3.9
                                              ---
                                        $     9.1
                                              ===

 > Including the effect of straight-line rent adjustment, ($1.0 million) NOI increased by $8.0 million. The Companys' acquisition activity required higher borrowing levels resulting in increased interest expenses of $4.2 million, increased depreciation and amortization of $2.9 million and increased general and administrative expenses of $0.2 million . The sale of a California property in April 1998 resulted in a loss of approximately $0.4 million, while a $1.0 million extraordinary loss on extinguishment of debt was incurred in 1997. The combination of the above items provide a $1.3 million decrease in net loss for the nine months ended September 30, 1998 over the same period in 1997.

  >For the nine months ended September 30, 1998, the net loss pertaining to a property in Las Vegas, Nevada which is currently being remerchandised from its current use to better align itself with the existing market demographics was $0.3 million.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

      EBITDA was $31.5 million for the nine months ended September 30, 1998, an increase of $6.8 million or 28%, from $24.7 million for the same period in 1997. The increase was due to increased NOI of $8.0 million over 1997, including adjustment for straight line rent (as described above) offset by an increase in general and administrative expenses of $1.2 million exclusive of compensation under stock plan award and non-recurring administrative as well as merger costs incurred in 1997.

      Funds from Operations ("FFO") for the nine months ended September 30, 1998 increased 28% to $15.3 million. The Company's FFO for the same period in 1997 was $12.0 million. FFO increased primarily as a result of the $9.0 million increase in NOI, exclusive of straight-line rent, as described above. This increase in NOI is offset by: 1) increase in general and administrative expenses (exclusive of compensation under stock awards and non-recurring administrative expenses) of $1.2 million; 2) the increase in interest expense of $4.2 million and 3) a slight increase in non-real estate depreciation of $0.2 million.

Tenant Income

      Base rent increased to $36.4 million for the nine months ended September 30, 1998 from $28.5 million for the same period in 1997. Base rent before the adjustment for straight line rent increased $8.9 million, or 32%, to $36.9 million for the nine months ended September 30, 1998 when compared to 1997. Base rent for the nine months ended September 30, 1998 attributable to the Konover and Rodwell/Kane properties was $5.4 million and $3.0 million, respectively. During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 37%. Gross leasable area in operation increased by 2.6 million square feet, primarily because of the acquisition of the Konover properties with 1.6 million in gross leasable area and Rodwell/Kane properties with 1.0 million in gross leasable area. These described increases were partially offset by the sale of the California property of 0.1 million in gross leasable area.

      Recoveries from tenants increased for the nine months ended September 30, 1998 to $11.6 million compared to $9.3 million in the same period of 1997. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs. On a weighted-average square-foot basis, recoveries decreased 9% to $1.60 for the nine months ended September 30, 1998 when compared to $1.76 for the same period in 1997. But the average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, remained unchanged at 91%. With respect to approximately 15% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

      Other income increased $1.4 million to $2.2 million in 1998 compared to $0.8 million in 1997 primarily as a result of increased third-party management fee income of $1.2 million. As of September 30, 1998, the Company manages nine centers versus one center for the same period in 1997. In addition, prior to the closing on the eight Rodwell/Kane properties, the Company managed the community centers and will continue to manage the one remaining Rodwell/Kane community center.

Property Operating Expenses

      Property operating costs increased $3.7 million, or 33%, to $15.0 million in 1998 from $11.3 million in the same period of 1997. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1998, which rose 37% to 7.3 million square feet in 1998 from 5.3 million square feet in 1997. On a weighted-average square-foot basis, operating expenses decreased to $2.06 per weighted average square foot, down 3% from the same period in 1997, as the Company continues to improve operational efficiencies.

General and Administrative Expenses

      General and administrative expenses for the nine months ended September 30, 1998 increased $0.2 million, or 4%, to $5.3 million in 1998 from $5.1 million in 1997. General and administrative expenses in 1998 include $1.0 million in compensation under stock plan awards and $0.1 million of other non-recurring charges. General and administrative expenses in 1997 include a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Retirement System of Ohio (OPERS). Exclusive of the charges in 1998 and 1997, general and administrative expenses as a percentage of revenues increased by less than 1%.

Depreciation

      Depreciation increased to $11.8 million for the nine months ended September 30, 1998 compared to $8.9 million in the same period of 1997. The increase is due primarily to the Rodwell/Kane and Konover acquisitions. Absent the impact of these acquisitions, depreciation increased $0.9 million due to acquisitions in Danville, Virginia; Conway, South Carolina and the purchase of computer equipment throughout 1998. Amortization of deferred leasing and other charges remained consistent at $2.7 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $1.99 in 1998 from $2.20 in 1997.

Interest Expense

      Interest expense for the nine months ended September 30, 1998, net of interest income of $3.1 million, increased by $4.2 million, or 35%, to $16.2 million compared to $12.0 million, net of interest income of $1.6 million, in the first nine months of 1997. This increase resulted primarily from higher borrowing levels in 1998 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, in the first nine months of 1998, debt outstanding was $299.0 million, and the average interest rate was 7.9%. This compares to $218.0 million of outstanding debt and a 7.9% average interest rate in 1997. The Company capitalized $0.9 million of interest costs associated with its development projects in the first nine months of 1998 compared to $1.2 million in the same period of 1997.

Properties Held for Sale

      For the nine months ended September 30, 1998, the properties held for sale contributed approximately $0.6 million of revenue. After deducting related interest expense on the debt associated with those properties and the $0.4 million loss on the sale of one property, the properties held for sale incurred a loss of $1.4 million. For the nine months ended September 1997, the properties held for sale contributed approximately $0.9 million of revenue and incurred a loss of $0.8 million after deducting related interest expenses. On April 30, 1998, the Company sold the California property it was holding for sale for $5.7 million resulting in a loss of $0.4 million.

      Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Net Income

         The Company reported net income of $0.2 million, or $0.01 per common share, for the three months ended September 30, 1998, compared to net income of $0.3 million or $0.03 per common share, for the comparable period in 1997. The elements having a material impact on the change are discussed below:

 > The Company's NOI, exclusive of straight-line rent, increased by $3.5 million or 37% to $12.9 million from $9.4 million for the same period in 1997. This increase was partly attributable to the 1998 acquisitions below:

                                        Impact on NOI for the
                                         Three months ended
                                         September 30, 1998
                                            (in millions)
               Konover Properties                $2.6
               Rodwell/Kane Properties           $1.6
                                        ---------------------
                                                 $4.2
                                        =====================

 > Including the effect of straight-line rent adjustment ($0.3 million), NOI increased by $3.2 million. The Company's acquisition activity required higher borrowing levels resulting in increased interest expense of $1.5 million, increased depreciation and amortization of $1.0 million and increased general and administrative expenses of $0.8 million. The combination of the above items provide a $0.1 million decrease in net income for the three months ended September 30, 1998 compared to the same period in 1997.

 > For the three months ended September 30, 1998, the net loss pertaining to a property in Las Vegas, Nevada which is currently being remerchandised from its current use to better align itself with the existing marketing demographics was $0.2 million.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds From Operations

       EBITDA was $11.4 for the three months ended September 30, 1998. This was an increase of $2.7 million, or 31%, from the $8.7 million reported for the same period in 1997. The increase was due to increased NOI of $3.2 million over 1997, offset by an increase of $0.5 million in general and administrative expenses in 1998, exclusive of compensation under stock awards and non-recurring charges.

FFO for the three months ended September 30, 1998, was $5.5 million, compared to $4.1 million for the same period in 1997. FFO increased $1.4 million or 34%. This was primarily a result of the $3.5 million increase in NOI, exclusive of straight-line rent, offset by: 1) $0.5 million in increased general and administrative expenses from 1997, exclusive of compensation under stock awards and non-recurring charges; 2) $1.5 million in increased interest; and 3) a slight increase in non-real estate depreciation of $0.1 million.

Tenant Income

         Base rent increased $3.6 million, or 36%, to $13.6 million for the three months ended September 30, 1998 from $10.0 million for the same period in 1997. Comparing these same periods, base rent before the adjustment to record rent on a straight-line basis increased $3.9 million or 40% to $13.7 million from $10 million. Base rent for the three months ended September 30, 1998 attributable to the Konover and Rodwell/Kane properties was $2.7 million and $1.6 million respectively. The Company's weighted-average square feet of gross leasable area in operation increased 47%. Gross leasable area in operation increased by 2.6 million square feet, primarily because of the acquisition of the Konover properties with 1.6 million GLA and Rodwell/Kane properties with 1.0 million GLA. These GLA increases were partially offset by the sale of the California property of 0.1 million GLA.

         Recoveries from tenants for the three months ended September 30, 1998 increased $0.9 million, or 29%, to $4.1 million. Recoveries in 1997 were $3.2 million. On a weighted-average square-foot basis, recoveries from tenants decreased 12% to $0.51 per weighted-average square foot for the three months ended September 30, 1998 when compared to $0.58 per weighted-average square foot for the same period in 1997. But the average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, only decreased one percent to 87% in 1998 from 88% in 1997. The Company is obligated to pay all utilities and operating expenses for approximately 15% of the leased gross leasable area.


Other Income

      Other income increased $0.2 million to $0.5 million in 1998 compared to $0.3 million in 1997 primarily as a result of increased third-party management fees.


Property Operating Expenses

         Operating expenses increased $1.5 million, or 38%, to $5.5 million in 1998 from $4.0 million in 1997. The increase in operating expenses was principally due to the increase in the weighted-average square feet in operation in 1998 which rose 47%. On a weighted-average square-foot basis, operating expenses decreased to $0.68 in 1998 from $0.73 in 1997 as the Company continues to improve operational efficiencies.

General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 1998, increased $0.8 million, or 72%, to $1.9 million in 1998 from $1.1 million in 1997. General and administrative expenses in 1998 include $0.4 million in compensation under stock plan awards and $0.1 million of non-recurring charges. General and administrative expenses in 1997 include $0.2 million in compensation under stock plan awards. Exclusive of these charges in 1998 and 1997, general and administrative expenses as a percentage of revenues increased by 1.3% due primarily to the operation of the new office in Boca Raton.

Depreciation

         Depreciation increased $1.1 million to $4.1 million in the third quarter of 1998 from $3.0 million in the same period of 1997. The Rodwell/Kane and Konover acquisitions in 1998 were the primary causes of this increase. Amortization of deferred leasing and other charges decreased $0.1 million to $0.8 million in 1998 from $0.9 million in 1997. On a weighted-average square-foot basis, depreciation and amortization of income-producing properties decreased to $0.61 in the third quarter of 1998 compared to $0.71 in the same period of 1997.

Interest Expense

         Interest expense for the three months ended September 30, 1998, net of interest income of $1.5 million, increased by $1.5 million, or 36%, to $5.8 million compared to $4.3 million, net of interest income of $0.5 million, in 1997. This increase resulted from higher borrowing levels in 1998 compared to 1997 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, debt outstanding was $322.3 million and the average interest rate was 7.9% in 1998 compared to $216.5 million of outstanding debt and a 7.9% average interest rate in 1997. The Company capitalized $0.4 million of interest costs associated with its development projects in 1998 and $0.3 million in 1997.

Properties Held for Sale

       For the three months ended September 30, 1998, the properties held for sale contributed approximately $0.1 million of revenue. After deducting related interest expense on the debt associated with the properties, the properties held for sale incurred a loss of $0.3 million. For the three months ended September 1997, the properties held for sale contributed approximately $0.3 million of revenue and incurred a loss of $0.2 million after deducting related interest expenses. On April 30, 1998, the Company sold the California property it was holding for sale for $5.7 million resulting in a loss of $0.4 million.

Liquidity and Capital Resources

Cash Flows

      The Company's cash and cash equivalents balance at September 30, 1998 was $98.2 million. Restricted cash, as reported in the financial statements, as of such date, was $1.6 million. In connection with the Company's $95 million rated-debt securitization in 1996, the Company was required to escrow a portion of the loan proceeds. The escrow was required to fund certain environmental and engineering work and to make certain lease-related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

      Net cash provided by operating activities was $11.4 million for the nine months ended September 30,1998. Net cash used in investing activities was $53.0 million in that same period. The primary use of these funds included:

(1) $17.8 million of cash to acquire the Rodwell/Kane and Konover portfolios and the properties in Danville, Virginia and Conway, South Carolina;

(2)      $22.9 million invested in joint ventures, as described below; and

(3)      $8.0 million of advances the Company has made to joint ventures.

      Net cash provided by financing activities was $134.9 million for the nine months ended September 30, 1998. The source of such funds was new borrowings in March 1998 and the sale of common stock to an affiliate of Lazard Freres, both as described below. Funds generated through financing activities were offset by debt repayments of $133.3 million.


Capital Resources

General

      The Company's management anticipates that cash generated from operations will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements, and funding re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its existing centers. The Company also believes that it has capital and access to capital resources, including additional borrowings and issuances of debt or equity securities, sufficient to pursue its strategic plans.

Lazard Transaction

      On August 5, 1998, stockholders approved a Stock Purchase Agreement between the Company and Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC. Under this agreement, PSR made a $200 million purchase of the Company's Common Stock at $9.50 per share (the "Lazard Investment"). The investment was made in stages, as follows:

                 Sale Date               Shares Sold   Purchase Price

                 March 23, 1998            2,350,000   $22,325,000

                 August 10, 1998           2,913,157   $27,675,000

                 August 28, 1998           5,263,159   $50,000,000
                                          10,526,316  $100,000,000
                                          ----------  ------------
                 September 29, 1998       21,052,632  $200,000,000
                                          ==========  ============

      As of September 30, 1998, these funds have retired debt of $57.7 million and the remaining capital has been and will be used to fund acquisitions and development projects.

      Under the Stock Purchase Agreement, the Company will reimburse PSR for its expenses in connection with the Lazard Investment, including expenses of monitoring the Company and of performing its duties under the transaction documents. The Company has incurred and paid expenses of approximately $2.4 million in connection with the Lazard Investment. This figure does not include a claim by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") to a "success based" advisory fee. DLJ rendered a fairness opinion to the Company but was not requested to perform any other services in connection with the Lazard Investment. The Company believes that DLJ is not entitled to any additional fees or consideration. DLJ, however, has notified the Company that it believes it is entitled to additional "success based" advisory fees under the terms of its engagement letter with the Company dated May 23, 1997. As of the date hereof, there has been no resolution of the disagreement.

      As part of the Lazard Investment, the Company signed a Contingent Value Rights Agreement with PSR. Under this the Contingent Value Rights Agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return. But the Contingent Value Rights Agreement limits the Company's payment to a maximum payment of 4,500,000 shares or the cash value thereof.

Credit Facility

      On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. Eleven properties previously securing its $150 million revolving credit facility secured this new facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. The proceeds were used to pay down certain borrowings outstanding on the $150 million Nomura credit facility the Company obtained in 1997.

Capital Expenditures

General

      The Company's capital expenditures included expansions of existing centers, acquisitions of new properties, development of new properties and investments in development joint ventures.

      Management's view of the current state of the shopping center industry and its future direction is that value-oriented retail concepts are merging. For example, outlet centers are including off-price tenants as well as outlet tenants. Off-price centers have manufacturers' outlets. Community centers have destination tenants. And other community centers have outlet or off-price tenants. With this backdrop, management believes that a diversified shopping center portfolio will provide an opportunity for growth. As part of the Company's diversification strategy, the Company has pursued opportunities for the acquisition of community shopping centers in the United States, and in particular, the southeastern region of the country as evidenced by Rodwell/Kane and the Konover & Associates South transactions described below.

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

Konover & Associates South

      On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire 11 community shopping centers. The Company acquired 10 of the Konover & Associates South community shopping centers for a total purchase price of $89.3 million consisting of $67.4 million in debt assumption and $21.9 million in equity payable in a combination of cash and limited partnership Units. For financial reporting purposes, the ten Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no other significant conditions outstanding.

   Prior to September 30, 1998, the Company closed on five of the centers.The aggregate purchase price for the five acquired shopping centers consisted of the initial assumption of $31.1 million of fixed-rate indebtedness, $12.2 million in cash and the issuance of 0.3 million limited partnership Units valued at $9.50 per share. The Company subsequently paid $9.2 million of the fixed-rate debt assumed. All of the acquired properties are held directly or indirectly, by KPT Properties, L.P.

   On October 30, 1998, the Company closed on an additional Konover property in West Palm Beach, Florida with a total purchase price of $14.5 million which consisted of $11.2 million in debt and $3.3 million in cash.

   The actual transfer of legal title of the remaining four properties to be acquired will occur at a later date. The remaining community center out of the original 11 will not be acquired by the Company.

   The Company issued 400,000 in warrants to the seller in connection with the above transaction. Of these warrants 100,000 are exercisable at $9.50 vesting over five years, 100,000 are exercisable at $12.50 vesting over five years, and 200,000 are exercisable at $9.50, which are fully vested.

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


Rodwell/Kane Transaction

      In connection with the acquisition of eight of the nine Rodwell/Kane properties, up to 292,447 additional Units and $0.8 million in cash may be issued or paid on a delayed or contingent basis.

      The Company will manage the ninth and final center and expects to acquire it in the year 2000 for $6.2 million. Its acquisition prior to the year 2000 would trigger an onerous loan assumption fee.

Atlantic Real Estate Joint Venture

      During 1997, the Company and Atlantic Real Estate Corporation ("ARC") jointly created a limited liability company named Atlantic Realty LLC ("Atlantic"). Atlantic will develop and manage retail community and neighborhood shopping centers in North Carolina. Atlantic currently has plans to develop nearly one million square feet, including outparcels, over the next several years. The Company and ARC own Atlantic equally, with the Company serving as managing member overseeing its operations. Through September 30, 1998, the Company has invested $7.3 million in this joint venture. The Company will account for its investment in Atlantic under the equity method of accounting. On September 30, 1998, Atlantic had total assets of approximately $15.1 million and debt of $7.8 million.

Mount Pleasant Joint Venture

      During 1997, the Company also entered into a joint venture, known as Mount Pleasant FAC LLC, with AJS Group. This joint venture plans to develop a 425,000-square-foot retail/entertainment shopping center in Mount Pleasant, South Carolina. Construction on the center is expected to begin Fall 1998, with completion targeted for Spring/Summer 1999. Through September 30, 1998, the Company has invested $10.7 million in this joint venture. The Company will account for this 50% investment in the joint venture under the equity method of accounting. The joint venture had approximately $10.9 million of assets and $0.2 million of debt on September 30, 1998. The joint venture had no other operations.

Wakefield Joint Venture

      During 1998, the Company entered into a joint venture, known as Wakefield Commercial LLC, primarily to obtain access to two community shopping center sites. The two retail centers, one approximately 200,000 square feet and the other approximately 300,000 square feet, will be located on 65 acres within a 500-acre parcel of land zoned for commercial use. The Company will perform all leasing, property management, and marketing functions for the two centers. In addition, the joint venture acquired the Company's interest in the Lake Carmel, New York development site. The site continues to proceed through the approval process for future development potential. The Company holds a 90% non-voting interest in the venture, which is accounted for under the equity method of accounting. Through September 30, 1998, the Company had invested $2.6 million in this joint venture and had advanced the joint venture $7.0 million. The advances carry interest at 11% per annum. The joint venture had no other operations.

Joint Venture Financing

      The Company's planned development of nearly one million square feet of community and neighborhood shopping centers in North Carolina with ARC, the development of a retail/entertainment shopping center in Mt. Pleasant, South Carolina, and the development of two community shopping centers in Wakefield, North Carolina will be financed in part by traditional bank construction loans.

Dividends


      There were no accrued dividends as of December 31, 1997 and no dividends were declared during the nine month period ended September 30, 1998.

      As authorized by the Company's Board of Directors at a September 11, 1998 meeting, the Company intends to reestablish the annual dividend of $0.50 per common share, payable at the rate of $0.125 per quarter. The first payment is expected to be declared and payable during the quarter ended March 31, 1999. A portion of the dividend payment will be a return of capital, as the Company expects to utilize its tax net loss carryover in 1999. The dividend will represent a payout ratio of less than 50% of the Company's funds from operations
(FFO).

Share Repurchase

      As authorized by the Company's Board of Directors in 1997, certain officers of the Company are authorized to repurchase, in the open market or negotiated transactions, up to 2.0 million shares of common stock of the Company. At a subsequent Board meeting the limit of shares authorized for repurchase was increased from 2.0 million to 4.0 million. As of September 30,1998, the Company has repurchased a total of 1.5 million shares at an average price of $7.28 per share or a total cost of $10.6 million. This repurchase decreased outstanding common shares by 4% as of September 30, 1998.

  Economic Conditions

       Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rental, aside from renewals. But sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 6% of the Company's total revenue for the nine months ended September, 1998. Continuation of this trend may affect the Company's operating centers' (the "Properties") occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers. In the event of higher inflation, however, a majority of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate.

      The majority of the Company's leases, other than those for some anchors, require the tenants to pay a proportionate share of operating expenses, including marketing, common area maintenance, real estate taxes and insurance. Such provisions reduce the Company's exposure to increases in costs and operating expenses resulting from inflation. The Company's leases with two of its anchor tenants, VF Factory Outlet and Carolina Pottery, which were executed in September 1993, also require the tenants to pay certain operating expenses and increases in common area maintenance expenses. At September 30, 1998, 4% of the aggregate gross leasable area of its centers was leased to non-anchor tenants under gross leases. Under gross leases, the Company is obligated to pay all utilities and other operating expenses of the applicable center. The Properties are subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. The properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the Company's tenants generally are currently obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

      Additionally, inflation may have a negative impact on some of the Company's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Approximately 10.5% of the Company's debt on income properties and notes payable as of September 30, 1998 bore interest at rates that adjust periodically based on market conditions. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

      Substantially all of the Company's existing tenants have met their lease obligations and the Company continues to attract and retain quality tenants. The Company intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms. The Company seeks creditworthy national, regional and local tenants that offer a wide range of merchandise and amenities not previously offered.


Year 2000

      The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

      The Company has substantially completed an assessment of its core computer information systems and is now taking the further necessary steps to make such systems, in those situations in which the Company is required to do so, Year 2000 compliant. In addition, the Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as telecommunications, security, HVAC, elevator, fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require complete replacement because they cannot be repaired).

      The Company's primary uses of software systems is its corporate accounting system. The Company's corporate accounting system is widely used in the real estate industry; however, is not fully Year 2000 compliant. The Company is replacing its current corporate accounting system with a new software system which is Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the new software system started in the second quarter of 1998 and its core modules are expected to go live January 1, 1999. The replacement of the system is proceeding on schedule. The Company had previously planned the system conversion, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects.

      Based on its review to date, the Company believes that the primary cost of Year 2000 compliance will be the cost of the previously planned corporate accounting system conversion. The Company currently expects that the total conversion will cost approximately $1.5 million, and as of September 30, 1998, the Company had spent approximately $0.8 in connection therewith. Because the Company's Year 2000 assessment is ongoing, the total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. While the Company believes that it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Company's computer systems significantly exceed the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meet its financial and reporting requirements and/or on its financial results.

      The Company leases space to local and national tenants and does not have a national tenant who is expected to generate more than 9% of total revenue in 1999. In the first quarter of 1999, the Company intends to survey all national tenants who accounted for more than 2% of revenue in 1998 for Year 2000 compliance. The Company's primary purchases are building-related services (e.g., lawn services), which are available from numerous suppliers.

      For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of tenants, vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

      We currently do not have a contingency plan, and upon the completion of the technology assesment we will determine if such a plan is necessary.




Forward-Looking Statements

      Certain statements in this Form 10-Q constitute "forward-looking statements." Such forward-looking statements are indicated by words such as "will", "expect", "anticipate" and other words of similar import. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: real estate market conditions; availability of financing; general economic conditions, including conditions in the retail segments of the economy, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; difficulties or delays in the completion of expansions of existing projects or development of new projects; and the effect of competition from other centers. With respect to the Company's expansion and development activities (including the potential development of a site at Lake Carmel, New York), such forward looking statements are subject to a number of risks and uncertainties, including the availability of financing on favorable terms; the consummation of related property acquisitions; receipt of zoning, land use, occupancy, government and other approvals; and the timely completion of construction and leasing activities. With respect to the Company's acquisition activities, such forward-looking statements are subject to risks and uncertainties, including accuracy of representations made in connection with such acquisitions, continuation of occupancy levels, changes in economic conditions (including interest rate levels) and real estate markets.

                                       PART II

Item 1.  Legal Proceedings

   None

Item 2.  Changes in Securities and Use of Proceeds

      During the quarter ended September 30, 1998, the Company sold 18,702,632 shares of Common Stock to PSR, at $9.50 per share, for an aggregate purchase price of $177,675,000. The offering was made pursuant to the exemption from registration set forth at Section 4(2) of the Securities Act of 1933, as amended. The Company took reasonable steps to assure that PSR purchased the securities without a view to their distribution.

      The investment was made in stages, as follows:

      Sale Date                   Shares Sold     Purchase Price
      ---------                   -----------     --------------
      August 10, 1998              2,913,157      $  27,675,000
      August 28, 1998              5,263,159      $  50,000,000
      September 29, 1998          10,526,316      $ 100,000,000
                                 -----------      -------------
                                  18,702,632      $ 177,675,000
                                 ===========      =============

Item 3.  Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      3.2     Amended and Restated Bylaws

      27      Financial Data Schedule (EDGAR filing only)

(b)   Reports on Form 8-K

      On July 1, 1998, the Company filed a Report on Form 8-K/A (dated February 24, 1998), amending Item 5 and the Item 7 financial statements. The filing included the following financial statements: unaudited combined statement of revenue and certain expenses for Konover and Associates South and unaudited proforma condensed consolidated balance sheet and statement of income.

      On September 14, 1998, the Company filed a Report on Form 8-K (dated March 23, 1998) reporting the acquisition of 5,263,159 shares of Common Stock by PSR under Item 1(a).

      On October 1, 1998, the Company filed a Report on Form 8-K (dated September 16, 1998), reporting under item 2 the acquisition of certain properties from Konover & Associates South and certain affiliates. The financial statements and proforma information required with regard to the acquisitions will be filed by an amendment to this Form 8-K by November 30, 1998.

                                    Signatures

================================================================================

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KONOVER PROPERTY TRUST, INC.






                                 Date:  November 16, 1998
                                 By: /S/Patrick M. Miniutti
                                 Patrick M. Miniutti, Executive Vice President, Chief Financial Officer and Director


                                 By: /S/Sona A. Thorburn
                                 Sona A. Thorburn, Vice President,
                                 Chief Accounting Officer