Form 10-K
period 1998-12-31
KONOVER PROPERTY TRUST INC
filed 1999-04-01
CIK 899757

FORM 10-K
                       Securities and Exchange Commission
                             Washington, D.C. 20549

       [X]         Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                                       or

       [ ]         Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 19, 1999, was approximately $55.5 million.

As of March 19, 1999, there were 31,888,640 shares of the Registrant's Common Stock, $.01 par value, outstanding.
                             DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to its 1999 Annual Meeting is incorporated by reference into Part III of this report.

                          KONOVER PROPERTY TRUST, INC.
                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                                                            Page
                                     PART I


Item 1-Business..............................................................3

Item 2 - Properties..........................................................12

Item 3 - Legal Proceedings...................................................19

Item 4 - Submission of Matters to a Vote of
Security Holders.............................................................19

Item X - Executive Officers of the Registrant................................21

                                     PART II

Item 5-Market for the Registrant's Common Equity
and Related Stockholder Matters..............................................22

Item 6-Selected Financial Data...............................................23


Item 7-Management's Discussion and Analysis of
Financial Condition and Results of Operation.................................26

Item 7A - Quantitative and Qualitative Disclosures About Market .............37


Item 8-Financial Statements and Supplementary
Data.........................................................................38


Item 9-Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.......................................38


                                    PART III

Item 10-Directors and Executive Officers of
the Registrant...............................................................38

Item 11-Executive Compensation...............................................38

Item 12-Security Ownership of Certain Beneficial
Owners and Management........................................................38

Item 13-Certain Relationships and Related
Transactions.................................................................38


                                     PART IV

Item 14-Exhibits, Financial Statement Schedules,
and Reports on Form 8-K......................................................38

                                     PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, operation, and ownership of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

    Over the past five years, the Company has grown from an owner of retail outlet shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 8.1 million square feet of diversified retail space consisting of:

1. 47 community shopping centers in 17 states aggregating approximately 5,871,000 square feet;

2. 10 outlet centers in 9 states aggregating approximately 2,110,000 square feet;

3. two centers aggregating approximately 167,000 square feet that are held for sale; and

4. approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.


SIGNIFICANT TRANSACTIONS AND ACQUISITIONS

    UPREIT CONVERSION

    On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

    An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of stock to acquire properties, which provides an advantage over many other potential buyers of property.

NORTH HILLS PORTFOLIO

        In March 1997 the Company purchased five community shopping centers located in the Raleigh, North Carolina area for $32.4 million from an unrelated third party. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc., K-Mart Corporation and Eckerd Drug. The acquisition was funded from the Company's line of credit facility. As a result of the acquisition, the Company ended 1997 with 41 shopping centers containing an aggregate of approximately 5.5 million square feet of GLA. More importantly, the transaction marked the beginning of the Company's diversification strategy. See "--Business Strategy--Acquisition and Portfolio Diversification."

    RODWELL/KANE TRANSACTION

    On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell, Chairman and co-founder of Atlantic Real Estate Corporation ("ARC"), Mr. John N. Kane, Chairman of Kane Realty Corporation, and their affiliates. The acquired centers encompass approximately 950,000 square feet and are, in the aggregate, 94% leased.

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

    KONOVER & ASSOCIATES SOUTH TRANSACTION

    On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company acquired nine of the Konover & Associates South community shopping centers for a total purchase price of $85.4 million consisting of $55.2 million in debt assumption, $26.8 million in cash and 369,000 of Operating Partnership Units, valued at $9.50 per share. Of the original eleven community centers, the remaining two will continue to be managed by the Company, but will not be acquired.

    For financial reporting purposes, the nine Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no significant conditions outstanding. All of the acquired properties are held directly or indirectly, by KPT Properties, L.P.

    In December 1997, the Company issued a note receivable of $8.5 million to Davie Plaza Limited Partnership, a Florida limited partnership of which Simon Konover, Chairman of the Company, is a 49% owner. The loan is secured by a first mortgage position on a 299,778-square foot retail shopping center located in Davie, Florida. In January, 1999, the Company received a $2 million paydown. The outstanding balance is now $6.5 million and carries interest at LIBOR plus 2.50% payable monthly and matures on June 30, 1999.

    The initial loan was made in anticipation of the Company's acquisition of the center as part of the Konover & Associates South transaction and to take advantage of the ability to repay the previous debt instrument at a discount. The center was ultimately not acquired by the Company.

    On August 10, 1998, following stockholder approval, the Company began operating under the name "Konover Property Trust." The Company remains listed on the New York Stock Exchange and changed its ticker symbol from FAC to KPT. The Company will continue to operate an office in Boca Raton, Florida due to its strategic location in the Southeast.

    Simon Konover, founder of both Konover & Associates South and Konover & Associates, Inc., a $500 million plus real estate company headquartered in West Hartford, Connecticut, was elected as a non-executive Chairman of the Board of the Company in connection with the acquisition.

    LAZARD FRERES TRANSACTION

    On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Lazard Transaction"). The investment was made in stages, at the Company's option, through September 29, 1998, allowing the Company to obtain capital to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's ownership interest in the Company is 61%, assuming conversion of outstanding preferred stock and units into shares. Under the terms of the Lazard transaction agreements, for as long as PSR's investment in the Company is $50 million or more, PSR has the right to participate in future equity issuances to preserve its ownership interest.

    As part of the Lazard Transaction, and as approved by the stockholders, three representatives of Lazard were elected to the Company's Board of Directors, which currently has a total of nine directors. With three members of the Board, PSR is able to prevent any action requiring super-majority board approval, such as: (i) significant acquisitions and sales, (ii) the incurrence of additional indebtedness beyond a stated level, (iii) significant issuances of capital stock and other securities, (iv) amendments to the character of bylaws of the Company in a manner that would be materially adverse to PSR, and (v) transactions that would result in any person, other than PSR, holding more than 15% of the voting power of the Company.

    Pursuant to the Contingent Value Rights Agreement, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

    JOINT VENTURES

        ATLANTIC REAL ESTATE CORPORATION (ARC). As a result of the Company's relationship with Roy Rodwell, on September 22, 1997, the Company and ARC formed a limited liability company known as Atlantic Realty, LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. The venture plans to develop nearly one million square feet.

        WAKEFIELD. Much like the Company's alliance with ARC, this strategic alliance known as Wakefield Investment, Inc., was formed primarily to develop community shopping centers. The retail centers will be located within a 500-acre parcel of land zoned for commercial use known as Wakefield in Wake Forest, North Carolina. The Company will perform all leasing, property management and marketing functions for the venture. The Company will hold a 50% interest in the venture.

        The Wakefield development is an exclusive community expected to include a Wake County public school campus, public library, city park and an 18-hole TPC golf course. Wakefield's residential community is a 2,200-acre upscale, mixed-use development of 3,400 homes priced from $225,000 to $1 million; 75% of the community has been pre-sold to nationally recognized builders.

        MOUNT Pleasant. The Company has entered into a strategic venture, known as Mount Pleasant, LLC, with a local Charleston, South Carolina developer, AJS Group. The venture will develop a 425,000-square foot retail/entertainment shopping center in Mt. Pleasant, South Carolina. Construction on the center, to be named Mt. Pleasant Towne Centre, began in May 1998, with opening targeted for Summer 1999. Belk Department Store; Barnes and Noble; Bed, Bath and Beyond and The Gap will be the primary anchors for the center.

    A summary of the Company's investment in venture companies at December 31, 1998 and 1997, is as follows (all investments are accounted for under the equity method, in thousands):

                                                                         Amounts Invested
                                                                          (in thousands)
                                                                    --------------------------
                                                                           December 31,
                          Location                    Ownership %        1998          1997
                          --------                   -------------- --------------------------
Atlantic Realty           North Carolina                  50%        $ 7,442      $   2,803
Mount Pleasant KPT        Mount Pleasant, SC              50%         18,759          1,480
Wakefield Investment      Wake Forest, NC                 95%            570            -
Falls KPT                 Raleigh, NC                     50%          5,472            -
                                                                    ------------- ------------
                                                                     $32,243      $   4,283
                                                                    ============= ============

    At December 31, 1998, a majority of the properties owned by the ventures were under development and had no operations with the exception of a center in Pembroke, North Carolina, which is a project with Atlantic Realty. The operations of the Pembroke center were immaterial during 1998. The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the ventures is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective venture partners.

    During 1998, the Company made advances in the form of notes receivable to a venture totaling $10.6 million, which includes the Company's interest in the Lake Carmel, New York development site. Of this amount, $7.2 million carries interest at 11% per annum plus participation in profits and matures August 2001. The remaining $3.4 million carries interest at 15% and matures March 28, 1999.

                               ACQUISITION SUMMARY
                                 (IN THOUSANDS)

                                                                                                 OP UNITS
                         STATE                              PURCHASE                             ($9.50
                        LOCATION      DATE    SQUARE FEET     PRICE    DEBT ASSUMED     CASH     PER SHARE)
                     -------------- --------- ---------- ----------- ------------ ------------ ----------
1999 TO DATE
Roberson Corners     SC                1/6/99        48  $   3,900   $       -    $  3,900          -
Dukes Plaza          VA                3/1/99       140      6,500       4,100       2,400          -
                                    --------- ---------- ----------- ------------ ------------ ----------
               TOTAL                                188     10,400       4,100       6,300          -
1998
Waverly Place        NC              12/14/98       181     12,800     10,700        2,100          -
University Shoppes   SC               8/31/98        54      4,700      3,200        1,500          -
Konover (portfolio)  FL, NC, VA, AL    4/1/98     1,518     85,400     55,200       26,700        369
Kane (portfolio)     NC, VA           3/31/98       955     57,100     44,300        3,500        974 (1)
Market Square        VA                1/7/98        56      3,100      2,300          800          -
                     -------------- --------- ---------- ----------- ------------ ------------ ----------
               TOTAL                              2,764    163,100    115,700       34,600      1,343

1997
North Hills          NC               3/31/97       606     32,300          -       32,300          -
  (portfolio)

1996
N/A                                                   -          -          -            -          -
                                              ========== =========== ============ ============ ==========
               TOTAL                              3,558  $ 205,800   $119,800     $ 73,200      1,343
                                              ========== =========== ============ ============ ==========

(1) Includes 292 units to be issued upon the completion of certain contingencies contained in the acquisition agreement.

RECENT DEVELOPMENTS

        RMC REALTY COMPANIES, LTD. The Company entered into an agreement on March 18, 1999 to acquire the operations of RMC Realty Companies, Inc., in Tampa, Florida. The acquisition is part of the Company's growth strategy in the Southeast and involves the acquisition of management and leasing contracts in excess of 7.2 million square feet in the state of Florida. The operation will carry the name RMC/Konover Property Trust, LLC and will operate as a separate business unit. The transaction is proposed to be effective April 1, 1999.

        STOCK REPURCHASES Subsequent to December 31, 1998 and through March 19, 1999, the Company repurchased an additional 413,200 shares of its common stock at an average share price of $5.96 for a total of $2.5 million. To date, the Company has repurchased 2,161,800 shares at an average price of $6.93 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,838,200 shares.

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

        ACQUISITION AND PORTFOLIO DIVERSIFICATION. The Company believes that retail concepts within the retail shopping center industry are merging, and that a diversified shopping center portfolio will provide the best opportunities for growth and overall return to shareholders. This strategy involves a focus on selective acquisitions and development of retail centers. Retail centers may include, but are not limited to, community shopping centers, retail/entertainment centers and "power strip" centers. The Company believes that many opportunities for the acquisition of retail centers exist, particularly in the southeastern United States. In such acquisitions, the Company looks for strong demographics and traffic counts, good visibility and access, and the potential for enhancing cash flows through increasing rents, re-tenanting, remerchandising or future expansions. The Company intends to use its existing tenant relationships to assist in accomplishing its objectives.

        The 1997 acquisition of five community shopping centers from North Hills, Inc. was the beginning of the implementation of the Company's diversification strategy. This diversification strategy and focus has added, since 1997, 3.6 million square feet of shopping centers to its portfolio along with new tenants to offer a wider range of merchandise and amenities to consumers. These tenants include full-service restaurants, theaters, and entertainment.

        EXPANSION AND IMPROVEMENTS TO EXISTING CENTERS. The Company intends to continue selective expansion and redevelopment of its existing centers. The Company's philosophy is to expand or redevelop its existing centers in response to tenant demand. Prior to commencement of any type of development, the Company conducts a complete analysis to determine the overall shareholder benefit and requires significant tenant commitment as well. The Company intends to fund future expansions and redevelopments primarily through internally generated cash flow and its revolving credit facility.

        The Company's asset management team, which includes development, leasing, marketing, finance and property management personnel, continually evaluates potential opportunities at its existing centers for further expansion, remerchandising, capital improvements and renovation, all in an effort to increase property value. The Company also monitors each center's sales, occupancy and overall performance. Properties that may be underperforming are considered for re-tenanting, change of use or in some cases sale. In addition, the Company has an ongoing program of regular maintenance, periodic renovation and capital improvement of existing facilities in an effort to increase property values and tenants' sales.

        DEVELOPMENT OF NEW PROPERTIES. The Company believes that opportunities continue to exist to attract tenants to newly developed retail centers. The Company intends to selectively develop centers on new sites in high growth areas with easy access, good visibility and strong demographics, where a substantial percentage of lease commitments have been obtained from tenants. The Company looks for sites where it believes there is potential to expand. Accordingly, the Company generally acquires a minimum site area sufficient to develop the initial and at least one additional phase of a project, plus sufficient contiguous property to be sold or otherwise developed for complementary uses.

        The Company is currently in the pre-development stage of several retail community centers in the North Carolina area. The centers are proposed to be anchored primarily by well-known grocery chains. If appropriate tenant interest and necessary approvals are obtained, the Company intends to pursue development. No assurance can be given, however, that the projects will be developed.

        STRATEGIC ALLIANCES. The Company has entered into several strategic alliances with well-known and experienced developers, primarily in the Carolinas. The philosophy is to align itself with large developers whose reputation and/or knowledge in certain markets enhances the ability to complete development projects. These alliances may also lead to new tenant relationships and/or larger portfolio acquisitions. See "--Significant Transactions and Acquisitions -- Joint Ventures."

        FINANCING. The Company's policy is to finance its acquisitions, expansions and developments with the source of capital believed by management to be most appropriate and provide the proper balance of equity and fixed and floating rate debt. Sources may include undistributed cash flow, borrowings from institutional lenders, equity issuances, and the issuance of debt securities on a secured or unsecured basis. The Company's philosophy is to use its Funds Available for Distribution as a key source of financing. The Company's decision to use its cash flow in this fashion results in a decrease in dividend distributions (See "Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters").

        In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the purchase of assets and the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of December 31, 1998 was $89.9 million and is now secured by 24 properties. The Company is currently in the process of obtaining bondholder approval for ongoing substitution rights based upon predetermined criteria.

        An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line is based upon a predetermined formula on the Net Operating Income of the properties that secure the facility. The line originally was secured by 21 properties plus an assignment of the excess cashflow of the REMIC facility referenced above. During 1998, the security on the portfolio was reduced to only five properties plus the excess cash flow of the REMIC in conjunction with both a permanent facility transaction, as described below, and a paydown. The paydown of $31 million was funded from the issuance of shares to PSR. The line was renewed for $150 million during the first quarter of 1999 through February 2000. The primary use of the line will be to fund future acquisitions and developments. The addition of newly acquired properties to the line would result in increased availability.

        On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility.

        During 1998 the Company issued 21,052,632 shares of its common stock to PSR as part of the Lazard transaction previously discussed. The total consideration was $200 million, of which $31 million was used to pay down the line of credit facility.

        Other equity sources have also been used in the past and may be part of a future strategy if market conditions and company needs warrant. These activities have assisted the company in reducing its interest rate risk so that only 10% of its total debt is at a floating rate.

        The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. The Company's policy is to extend loans to joint ventures only upon terms similar to those that would be made by third parties.

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


        OPERATING PRACTICES. The Company is vertically integrated, providing acquisition, development, construction, leasing, marketing and asset management services. The Company believes it can increase value to its shareholders by conducting the vast majority of these services in-house. Each area has been set up along functional lines, with the Company's property management, marketing and leasing areas being staffed by individuals with industry accreditations such as CSM (Certified Shopping Center Manager), CMD (Certified Marketing Director), and CLS (Certified Leasing Specialist).

        The Company's leasing department has also been staffed to address the Company's philosophy regarding the changing retail environment and the Company's diversification strategy. The staff has individuals experienced in all areas of retail leasing, such as key anchors, power centers, community centers, regional malls, outlets, and specialty centers. This breadth of experience has brought to the Company a broader range of tenant relationships to position the Company for growth.

        The Company believes that increased focus on financial controls and information systems (IS) will be critical over the next several years to enhance the analysis and communication of financial data. In order to accomplish this, the Company has staffed its finance area with professionals with specialized knowledge in real estate finance and acquisition analysis. The IS department is continually focused on processes that will enhance the Company's systems to allow all personnel easy access to all financial and lease data in a concise format.

POLICIES WITH RESPECT TO INVESTMENTS AND CERTAIN OTHER ACTIVITIES

        The Company's policies with respect to the activities and matters discussed in this section have been determined by the Company's Board of Directors and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company's shareholders.

INVESTMENT POLICIES

        At all times, it is the policy of the Company to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT unless, because of changed circumstances, the Board of Directors determines that it is no longer in the best interests of the Company to qualify as a REIT. Other than the limitations provided in the Code, the Company has no stated policy that (i) limits a certain percentage of Company assets from being invested in any one type of investment or in any one property or (ii) limits the percentage of securities of any one issuer which the Company may acquire.

        The Company may develop new properties, purchase or lease income-producing properties for long-term investment, expand and improve the properties it owns or sell such properties, in whole or in part, when circumstances warrant. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the Company's equity interest. These properties include outlet centers and community shopping centers across the United States. See "Business Strategy -- Acquisition and Portfolio Diversification," "-- Expansion and Improvements to Existing Centers," and "-- Development of New Properties."

        The Company invests in real estate and interests in real estate primarily for the purpose of producing income in the long-term, but the Company also considers the potential for long-term appreciation when making investment decisions.

        While the Company has emphasized, and intends to continue its emphasis, in equity real estate investments, it may, at its discretion, invest in mortgages. The Company has not previously invested in mortgages and the Company does not presently intend to invest to a significant extent in mortgages or deeds of trust, but it may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such investments would be consistent with the Company's investment policies.

        The Company may also participate with other entities in property ownership through joint ventures or other types of co-ownership. The Company has invested in real estate interests through joint ventures that intend to develop community shopping centers or retail/entertainment shopping centers. See "Business Strategy -- Strategic Alliances" above for more detail.

        Subject to the percentage of ownership limitations and gross income tests which must be satisfied to qualify as a REIT, the Company may also invest in securities of concerns engaged in real estate activities, such as land improvement or investments consistent with the Company's investment policies, or in securities of other issuers. As disclosed above, the Company has not over the last three years invested, and does not intend to invest, in the securities of any other issuer for the purpose of exercising control. In any event, the Company does not intend that its investments in securities would require the Company to register as an investment company under the Investment Company Act of 1940, and the Company would divest securities before any such registration would be required.

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES

        The Company may, but does not presently intend to, make investments other than as described above. The Company's policies regarding certain activities (and the extent to which it has engaged in such activities during the last three years) follow:
  (i) The Company has authority to issue senior securities. The Company issued $19.2 million of convertible preferred (Series A) stock in 1996, but it has not otherwise issued senior securities.
 (ii) The Company is authorized and will continue to borrow funds to fuel its growth. See "Business Strategy -- Financing" above. See "Notes to Consolidated Financial Statements" for a summary of borrowings at December 31, 1998 and 1997.
(iii) The Company has authority to make loans to others and has done so on a limited basis (see Note 5 to the Consolidated Financial Statements). The Company has no immediate plans to lend money to other entities or persons, except for loans to officers secured by their ownership of the Company's vested stock. The Board has approved loans to officers to enable them to raise funds without selling their Company stock.
 (iv) The Company does not invest in the securities of any other issuer for the purpose of exercising control, however, the Company may in the future acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with the Company's investment policies.
  (v) The Company has not engaged in trading, underwriting or agency distribution or resale of securities of other issuers and does not intend to do so.
 (vi) The Company engages in the purchase and sale of investment properties, as described in more detail throughout this section and the "Business Strategy" section.
(vii) The Company has authority to offer shares of its capital stock or other senior securities in exchange for property, but it has not issued Common Stock or any senior securities in exchange for property. However, the Company has acquired property in exchange for Units in the Operating Partnership.
(viii) The Company has the authority to repurchase or otherwise reacquire its Common Stock or any other securities, and as of March 19, 1999 the Company had repurchased 2,161,800 shares at an average price of $6.93 under its stock repurchase program and had board approval to purchase up to another 1,838,200 shares.
 (ix) The Company has issued and intends to continue issuing annual reports to shareholders, with audited financial statements attached to the report.

MAJOR TENANT

        VF Corporation ("VF"), which is one of the world's largest publicly owned apparel manufacturers, has the largest number of stores and square footage in the Company's property portfolio with 26 stores (25 of which anchor the Company's centers) and approximately 1,153,000 square feet representing 15% of the Company's total square footage. VF, through its operating subsidiaries and divisions, designs, manufactures and markets clothing apparel. Rental revenues from VF represented approximately 9.5% of the Company's 1998 rental revenues compared to 11% in 1997. The Company could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, VF or in the event that VF does not renew its leases as they expire. Since VF is the anchor tenant in 25 of the Company's 59 centers, the failure of VF to renew its leases or otherwise to continue to operate in one or more of the centers could have a material adverse impact on the performance of other tenants in the affected center (and may permit some tenants to terminate their leases) and on the Company. No other tenant accounted for more than 4% of the Company's base rental revenues or aggregate leased GLA during 1998.

MAJOR TENANT LEASE EXPIRATION

        The following table sets forth the expiration of each of the 26 leases in place by VF at December 31, 1998:

            Leases to                  Annual Base    Percentage    Average Base
    Year     Expire      Leased GLA        Rent        of Total       Rent PSF
---------- ------------ -------------- ------------- ------------- -------------

    1999         2          10,570       $  40,498         0.7%      $    3.83
    2000         -               -               -         0.0%              -
    2001         -               -               -         0.0%              -
    2002         -               -               -         0.0%              -
    2003        17         832,255       3,809,255        69.6%           4.58

    2004         3         156,345         625,380        11.4%           4.00
    2005         4         154,072       1,000,203        18.3%           6.49
           ------------ -------------- ------------- ------------- -------------
                26       1,153,242       $5,475,336      100.0%      $    4.75


COMPETITION


        In seeking new investment opportunities, the Company competes with other real estate investors, including pension funds, foreign investors, real estate partnerships, other real estate investment trusts and other domestic real estate companies. On properties presently owned by the Company or in which it has investments, the Company competes with other owners of like properties for tenants. Management believes that the Company is well positioned to compete effectively for new investments and tenants.


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

INSURANCE


        Management believes that each of the Properties is covered by adequate fire, flood, property and, in the case of the Vacaville center, earthquake insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES


        As of March 31, 1999, the Company employed 258 persons, 118 of whom are located primarily at the Company's headquarters in Cary, North Carolina. The remaining 140 employees are property management, marketing and maintenance personnel located at the Properties including seven employees located in the Company's Boca Raton, Florida office. The Company believes that its relations with its employees are good.

ITEM 2 - PROPERTIES


On December 31, 1998, the Company-owned properties consisted of:

1. 47 community shopping centers in 17 states aggregating approximately 5,871,000 square feet;

2. 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

3. two centers aggregating approximately 167,000 square feet that are held for sale; and

4. approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

        The following tables set forth the location of, and certain information relating to, the Properties as of December 31, 1998:

                          TOTAL
                          NUMBER         LAND AREA       GROSS       PERCENTAGE OF     ECONOMIC
STATE                   OF CENTERS        (ACRES)    LEASABLE AREA     TOTAL GLA       OCCUPANCY
------------------------------------------------------------------------------------------------
COMMUNITY CENTERS

Alabama                     1              53.5           525,351         6.4%         92.6%
Arizona                     2              39.4           298,594         3.7%         87.6%
Florida                     5              88.6           672,730         8.3%         91.7%
Georgia(5)                  2              12.5           219,338         2.7%         81.7%
Illinois                    1              20.0            91,063         1.1%         79.2%
Iowa                        1              20.0           112,405         1.4%         96.5%
Kentucky                    2              38.0           240,506         3.0%         99.3%
Louisiana(4)                2              28.7           220,281         2.7%        100.0%
Mississippi                 1              16.8           129,412         1.6%        100.0%
Missouri                    1              23.7            83,464         1.0%        100.0%
Nebraska                    1              21.4            89,646         1.1%         91.1%
Nevada                      1              25.7           229,958         2.8%         40.5%
North Carolina              12            193.4         1,559,005        19.1%         93.3%
South Carolina              1               7.3            54,184         0.7%        100.0%
Tennessee                   2              46.6           193,137         2.4%         94.5%
Texas                       6              97.8           515,412         6.3%         93.9%
Virginia                    6              73.0           636,891         7.8%         97.9%

                         -----------------------------------------------------------------------
SUBTOTAL COMMUNITY
CENTERS                    47             806.4         5,871,377        72.1%         91.5%
                         -----------------------------------------------------------------------


OUTLET CENTERS

Alabama(3)                  1             Lease           104,630         1.3%         91.1%
California                  1              52.6           447,725         5.5%         91.8%
Maine                       1               5.3            24,620         0.3%         94.7%
Missouri                    1              24.4           287,522         3.5%         85.3%
New York                    1               4.6            43,650         0.5%        100.0%
North Carolina              1              51.6           355,756         4.4%        100.0%
Tennessee                   2              49.6           437,064         5.4%         93.2%
Utah                        1              28.9           185,281         2.3%        100.0%
Washington                  1              16.0           223,383         2.7%         97.8%
                         -----------------------------------------------------------------------
SUBTOTAL OUTLET CENTERS     10            233.0         2,109,631        25.9%         94.1%
                         -----------------------------------------------------------------------
SUBTOTAL OPERATING
PROPERTIES                  57          1,039.4         7,981,008        98.0%         93.2%
                         -----------------------------------------------------------------------
ASSETS HELD FOR SALE

Arizona                     1              14.9           141,908         1.7%         50.9%
New Hampshire               1               2.1            24,740         0.3%         54.2%
                         -----------------------------------------------------------------------

SUBTOTAL HELD FOR SALE      2              17.0           166,648         2.0%         51.4%
                         -----------------------------------------------------------------------

TOTAL ALL PROPERTIES        59          1,056.4         8,147,656       100.0%         91.3%
                         =======================================================================
                                           LAND AREA                     GROSS                          ECONOMIC
STATE        CENTER           CITY          (ACRES)    YEAR BUILT    LEASABLE AREA    KEY TENANTS       OCCUPANCY
-----------------------------------------------------------------------------------------------------------------
Alabama      Mobile Festival  Mobile          53.5       1986          525,351        Circuit City,
                                                                                      Marshall's,
                                                                                      Office Max,
                                                                                      PharMor, Wal Mart    92.6%
Arizona      Mesa             Mesa            26.9       1987          171,019        Vanity Fair          86.0%
             Tucson           Tucson          12.5       1984          127,575        Vanity Fair          89.7%
Florida      Graceville       Graceville      25.0       1985          83,962         Vanity Fair          95.8%
             Hollywood        Hollywood       14.4       1968          140,751        Winn-Dixie,
             Festival                                                                 Eckerd               91.2%
             Lake Point       West Palm       13.6       1997          119,570        Winn-Dixie,
             Centre           Beach                                                   Walgreens            85.8%
             Oakland Park     Oakland         14.5       1966          132,226        Winn-Dixie,
                                                                                      Eckerd               83.9%
             Square One       Stuart          21.1       1989          196,221        Home Depot. Pets
                                                                                      Mart                 99.1%
Georgia      Lake Park        Lake Park       12.5       1989          141,587        Carolina Pottery     71.6%
             South Cobb       Smyrna         Lease       1967          77,751         Cub Foods           100.0%
             Festival (5)
Illinois     West Frankfort   West            20.0       1990          91,063         Vanity Fair          79.2%
                              Frankfort
Iowa         Story City       Story City      20.0       1990          112,405        Vanity Fair          96.5%
Kentucky     Georgetown       Georgetown      16.7       1991          176,615        Carolina Pottery     99.0%
             Hanson           Hanson          21.3       1989          63,891         Vanity Fair         100.0%
Louisiana    Arcadia          Arcadia         28.7       1989          89,528         Vanity Fair         100.0%
             Iowa (4)         Iowa           Lease       1989          130,753        Vanity Fair         100.0%
Mississippi  Tupelo           Tupelo          16.8       1987          129,412        Vanity Fair, US     100.0%
                                                                                      Factory Outlet
Missouri     Lebanon          Lebanon         23.7       1985          83,464         Vanity Fair         100.0%
Nebraska     Nebraska City    Nebraska City   21.4       1985          89,646         Vanity Fair          91.1%
Nevada       Las Vegas        Las Vegas       25.7       1992          229,958        Vanity Fair          40.5%
North        Bolling Creek    Roanoke         5.9        1992          29,000         Food Lion           100.0%
Carolina                      Rapids
             Celebration at   Raleigh         11.1       1979          125,937        Revco                87.2%
             Six Forks
             Durham Festival  Durham          11.8       1968          131,825        Kroger              100.0%
             Eastgate         Raleigh         6.0        1966          52,575         Books - a -
                                                                                      Million             100.0%
             Gateway (1)      Wilson          18.5       1992          163,545        Winn-Dixie, Kmart    94.6%
             Lenoir Festival  Lenoir          16.3       1968          144,239        Kmart, Bi-Lo        100.0%
             MacGregor        Cary            21.1       1986          142,655        Eckerd               92.0%
             Northridge       Raleigh         19.5       1980          165,309        Winn-Dixie          100.0%
             Shoreside        Kitty Hawk      26.4       1993          144,389        Wal-Mart,           100.0%
                                                                                      Seamark Grocery
             Stanton Square   Greenville      15.0       1985          125,116        Food Lion, Eckerd    76.8%
             Tower            Raleigh         19.3       1976          153,077        Food Lion, Kerr
                                                                                      Drug                 96.9%
             Waverly Place    Cary            22.5       1987          181,338        Regal Cinemas,
             (2)                                                                      Eckerd               81.2%
South        University       Conway          7.3        1997          54,184         Food Lion, Revco    100.0%
Carolina     Shoppes
Tennessee    Tri Cities       Tri Cities      23.3       1990          132,908        Carolina Pottery     92.0%
             Union City       Union City      23.3       1988          60,229         Vanity Fair         100.0%
Texas        Corsicana        Corsicana       20.0       1989          63,605         Vanity Fair         100.0%
             Hempstead        Hempstead       14.8       1989          63,605         Vanity Fair         100.0%
             LaMarque         LaMarque        19.2       1990          176,071        Westpoint
                                                                                      Pepperell            82.2%
             Livingston       Livingston      15.0       1989          63,605         Vanity Fair         100.0%
             Mineral Wells    Mineral Wells   15.5       1989          63,609         Vanity Fair         100.0%
             Sulphur Springs  Sulphur         13.3       1986          84,917         Vanity Fair         100.0%
                              Springs
Virginia     Brookneal        Brookneal       5.4        1993          25,000         Food Lion           100.0%
             Food Lion Plaza  Petersburg      5.4        1984          50,280         Food Lion            94.0%
             Keysville        Keysville       3.7        1993          36,680         Food Lion, Revco    100.0%
             Market Square    Danville        9.8        1989          55,909         Food Lion, Revco     97.9%
             Towne Square     Roanoke         35.0       1987          301,561        Office Max, MJ
                                                                                      Design               97.0%
                                                                                      Virginia Tech
             University Mall  Blacksburg      13.7       1973          167,461        Math Emporium       100.0%
                                            --------------------------------------------------------------------
             SUBTOTAL COMMUNITY CENTERS      806.4                   5,871,377                             91.5%
                                            --------------------------------------------------------------------

OUTLET CENTERS
Alabama      Boaz (3)         Boaz           Lease       1982          104,630        Vanity Fair          91.1%
California   Vacaville        Vacaville       52.6       1988          447,725        GAP, Nike,           91.8%
                                                                                      Vanity Fair
Maine        Kittery          Kittery         5.3        1987          24,620         Bugle Boy,           94.7%
                                                                                      London Fog
Missouri     Branson          Branson         24.4       1995          287,522        Vanity Fair,         85.3%
                                                                                      Spiegel
New York     Lake George      Lake George     4.6        1987          43,650         Levi's              100.0%
North        Smithfield (1)   Smithfield      51.6       1988          355,756        GAP, Nike, Liz      100.0%
Carolina                                                                              Claiborne
Tennessee    Crossville       Crossville      16.5       1988          151,256        Vanity Fair          96.0%
             Nashville        Nashville       33.1       1993          285,808        GAP                  91.7%
Utah         Draper           Draper          28.9       1986          185,281        Vanity Fair,
                                                                                      Adidas              100.0%
Washington   North Bend       North Bend      16.0       1990          223,383        Vanity Fair, Nike    97.8%
                                            ---------------------------------------------------------------------
             SUBTOTAL OUTLET
             CENTERS                         233.0                    2,109,631                            94.1%
                                            ---------------------------------------------------------------------
             SUBTOTAL
             OPERATING
             PROPERTIES                      1039.4                   7,981,008                            93.2%
                                            ---------------------------------------------------------------------
ASSETS HELD FOR SALE
Arizona      Casa Grande      Casa Grande     14.9       1991          141,908        Westpoint            50.9%
                                                                                      Pepperell
New          Conway           Conway          2.1        1985          24,740                              54.2%
Hampshire
                                            ---------------------------------------------------------------------
             SUBTOTAL HELD
             FOR SALE                        17.0                     166,648                             51.4%
                                            ---------------------------------------------------------------------
             TOTAL ALL
             PROPERTIES                      1056.4                   8,147,656                            91.3%
                                            =====================================================================


1.      Expansion under development.
2.      Redevelopment - adding key anchor tenant.
3. The Company holds this property pursuant to a lease which has renewal options through 2027. The Company has the right to purchase the land and building during any term for a total of $25,000 plus the present value of any future rental payments due during the remaining term. The Company's monthly rental payments during the current term are $500 through and including January 31, 1999; $750 from February 1, 1999 through and including January 31, 2002; and $1,000 throughout the remainder of the term and any renewal terms. The current term expires January 31, 2007.
4. The Company holds a ground lease at its Iowa, Louisiana center which has renewal options through 2087.
5. The Company holds a ground lease at Smyrna, Georgia at an annual payment of approximately $27,000 and matures in 2026.

PROPERTIES HELD FOR SALE

        As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in the fourth quarters of 1996 and 1995, the Company recorded a non-cash $5.0 million and $8.5 million adjustment to the carrying values of the properties held for sale. On April 30, 1998, the Company sold a property it was holding for sale for $5.7 million resulting in a loss of $0.4 million. The Company continues to operate the other two properties held for sale as of December 31, 1998 and is actively marketing these properties.

       After recording the $5.0 million and $8.5 million valuation adjustment in 1996 and 1995, respectively, the net carrying value of assets currently being marketed for sale at December 31, 1998 and 1997 are $6.0 million and $12.5 million, respectively. There was less than $0.1 million of debt associated with these properties held for sale at December 31, 1998.

        The following summary financial information pertains to the properties held for sale for the year ended December 31:

                                  1998      1997       1996
                                  ----      ----       ----

Revenues                        $   409  $  1,100   $  2,100
Net loss after operating
  and interest expenses          $ (920)  $(1,100)   $(1,000)
                                 ======   =======    =======

PLANNED EXPANSIONS/REDEVELOPMENTS

       The Company has one expansion project planned for 1999. The expansion would add another 87,000 gross leasable square feet to the Company's Smithfield, North Carolina center at a cost of $9.5 million. All of such expansion space has been preleased.


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

ADDITIONAL INFORMATION ABOUT CERTAIN CENTERS


        As of December 31, 1998, the Company's center at Vacaville, California, had a book value of 14% of the total assets of the Company and generated gross revenue in 1998 that accounted for approximately 13% of the Company's 1998 aggregate gross revenue. No other existing or planned center accounts for greater than 10% of either the Company's 1998 aggregate gross revenue or the Company's total assets at December 31, 1998.

        The Company holds title to the Vacaville center in fee simple, but the property is one of 24 that secures $89.9 million of Collaterialized Mortgage Notes. The Class B and C Mortgage Notes are payable in monthly payments of interest only at 7.87% and 8.4%, respectively. The Class A Mortgage Note is payable in a monthly principal payment ranging from $135,000 to $173,000 determined using various parameters plus monthly interest at 7.51%. Unpaid principal and accrued interest will be due in June, 2002, with a balloon payment of $46.7 million.

        The Vacaville, California center is located on 53 acres at the intersection of Interstate 80 and Nut Tree Road, approximately 60 miles east of San Francisco and 30 miles west of Sacramento, the state capital. Phase I of the center, which opened in 1988, contains approximately 206,000 square feet of GLA. Phase II, which opened in 1992, contains approximately 120,000 square feet of GLA. Phase III, which also opened in 1992, contains approximately 122,000 square feet of GLA. The Company has added various tenants over the last several years as part of its overall strategy of remerchandising key centers. Specific tenants which have been added to the roster of over 100, are The Gap and Nike. The center's other major tenants include: Vanity Fair, Levi's, Reebok, 9 West and Carter Children's Wear, but no one tenant represents more than ten percent of the center's total GLA.

        The Company currently has no plans to further expand or renovate the property. The realty tax rate on the property is $18.40 per $1,000 of assessed value, and in 1998, the annual property taxes on the Vacaville center were $1.4 million.

        The city of Vacaville developmental plans continue to allow the building of additional retail stores, restaurants, and area services in the properties adjacent to the Company's Center creating a hub of retail activity in this newly built area. Interstate 80 motorists exit off the side of the freeway on which the center is located, however, due to close proximity, the neighboring complexes (which offer some name brand discounters) appear to be monogamous with the Vacaville center. This can cause customer confusion. The Company has countered this perception with an advertising campaign geared toward our shopper.

        The following table discloses the occupancy rate and average effective annual rental revenue per square foot, with respect to the Vacaville center, for each of the last five years ending December 31, 1998:

                                                          Annual Rental Revenue
  Year ended December 31,         Occupancy Rate             per Sq. Ft.(1)
  -----------------------         --------------             --------------

         1998                            92%                      $21.75

         1997                            92%                      $22.12

         1996                            89%                      $22.58

         1995                            88%                      $27.94

         1994                            92%                      $27.58

(1) Annual Rental Revenue consists of base and percentage rents plus recoveries from tenants, excluding anchors.

       The following table shows the lease expirations for tenants in occupancy as of December 31, 1998 for the Vacaville center (assuming that none of the tenants exercise renewal options):


                                      PRO FORMA                AVERAGE
                                      ANNUALIZED    % OF        ANNUAL
             LEASES TO  LEASED GLA   BASE RENTAL    TOTAL     BASE RENT
    YEAR     EXPIRE(1) (SQ. FT.)(2)    REVENUE     REVENUE   PER SQ. FT.(3)
---------------------------------------------------------------------------
    1999        27             86,183   $1,166,619    17.4%   $13.54
    2000        20             67,860    1,194,059    17.9%    17.60
    2001        28             90,771    1,517,567    22.7%    16.72
    2002         7             32,645      585,415     8.8%    17.93
    2003        19            106,146    1,738,025    26.0%    16.37
    2004         3             15,600      265,200     4.0%    17.00
    2005         0                 0            0      0.0%     0.00
    2006         1              6,000      114,000     1.7%    19.00
    2007         0                 0            0      0.0%     0.00
    2008+        1              5,600      100,800     1.5%    18.00

             --------------------------------------------------------------
   TOTALS       106           410,805   $6,681,685   100.0%   $16.26
             ==============================================================

(1) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1998.

(2)     Total leased GLA is not equal to leasable GLA due to vacancies.

(3)     Annual base rents in place at December 31, 1998.

        Management believes that all of its properties, including the Vacaville center, are adequately insured. For a description of the Vacaville center's Federal tax basis, rate, method and life claimed with respect to the property, see Schedule III to the Company's Consolidated Financial Statements.

UNDEVELOPED PARCELS

        The Company owns approximately 124 acres of undeveloped parcels located near certain of the Company's shopping centers. The Company has a marketing program to lease, develop or sell the parcels it owns through third- party brokers. During 1998, 11.7 acres were sold at $1.5 million which resulted in a $0.4 million gain. Because property held for sale by a REIT is subject to significant restrictions imposed by the Code, the Company has formed a non-qualified REIT subsidiary under Section 356 of the Code. By using a non-qualified REIT subsidiary, the Company anticipates it will be not be subject to the 100% tax imposed on the gain derived from the sale of certain outparcels of land owned by the Company.

TENANTS

        GENERAL. Management believes the Properties offer tenants a diverse tenant mix, which includes many well-known retailers. A large portion of the Company's tenants are also large, publicly traded companies. The Company's current core tenant mix at its properties and developments feature such well-known retailers as Belk, Food Lion, Winn Dixie, Eckerd, K-Mart, Wal-Mart, Nike, The Gap, Liz Claiborne, Vanity Fair, 9 West, L'eggs/ Hanes/Bali, Levi's and Mikasa.

        TENANT LEASES. The majority of the leases with the Company's tenants have terms of between five and ten years. While many of these leases are triple-net leases which require tenants to pay their pro rata share of utilities, real estate taxes, insurance and operating expenses, as of December 31, 1998, 14% of the aggregate GLA of its shopping centers was leased to tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center. VF is the Company's largest tenant. See "Item 1 -- Business -- Major Tenant" for a discussion of the Company's leases with VF.


LEASE EXPIRATION


        The following table shows tenant lease expirations for tenants in occupancy as of December 31, 1998 for the next ten years at the Properties (assuming that none of the tenants exercises any renewal option):

                                                                           AVERAGE (3)
                            LEASED             ACTUAL                      ANNUAL BASE
             LEASES TO       GLA            BASE RENTAL         % OF        RENT PER
   YEAR      EXPIRE(1)   (SQ. FT.)(2)         REVENUE           TOTAL        SQ. FT.
------------ ---------- ---------------- ----------------- ------------ --------------
   1999         413       1,228,764        $   9,111,757         15.8%    $      7.42
   2000         251         929,748            9,921,542         17.2%          10.67
   2001         188         741,901            7,941,287         13.8%          10.70
   2002         108         485,819            4,631,849          8.1%           9.53
   2003         151       1,578,022            9,815,830         17.1%           6.22
   2004          32         322,043            2,208,052          3.8%           6.86
   2005          16         344,798            2,296,397          4.0%           6.66
   2006          20         412,730            3,163,965          5.5%           7.67
   2007           7         151,716              842,203          1.5%           5.55
    2008+        45       1,374,427            7,592,053         13.2%           5.52
             ========== ================ =================== ============ ==============
   TOTAL      1,231       7,569,968        $  57,524,935         100.0%   $      7.60
             ========== ================ =================== ============ ==============

(1) Expirations assume no renewals or releasing for tenants in occupancy as of December 31, 1998.

(2) Total leased GLA is not equal to leasable GLA due to vacancies.

(3) Annual base rents in place at December 31, 1998.

TENANT CONCENTRATIONS


        The following table provides certain information regarding the ten largest tenants (based upon total GLA leased) and other tenants for the year ended December 31, 1998.

                                                PERCENTAGE
                                                 OF TOTAL      NUMBER      ACTUAL
                                    TOTAL GLA        GLA         OF     BASE RENTAL      % OF
             TENANT                 LEASED(1)      LEASED      STORES     REVENUE       TOTAL
---------------------------------- ------------- ------------ --------- ------------- -----------
VF Factory Outlet, Inc.            1,153,242        15.2%        26      $5,475,336       9.5%
Carolina Pottery Retail Group, Inc.  278,458         3.7%         4       1,116,335       1.9%
Food Lion, Inc.                      247,265         3.3%         8       1,431,747       2.5%
Winn-Dixie Stores, Inc..             242,082         3.2%         5       1,545,700       2.7%
Phillips-Van Heusen Corporation      218,776         2.9%        49       1,806,141       3.2%
Wal-Mart Stores, Inc..               203,528         2.7%         2         966,052       1.7%
Kmart Corporation                    186,107         2.5%         2         988,376       1.7%
Phar-Mor, Inc.                       139,116         1.8%         2         877,208       1.5%
The Dress Barn, Inc.                 127,440         1.7%        21       1,689,084       2.9%
Bugle Boy Industries                 110,285         1.4%        19         744,211       1.3%
                                   ------------- ------------ --------- ------------- -----------
                                   2,906,299        38.4%       138      16,640,190      28.9%
Others                             4,663,669        61.6%     1,093      40,884,745      71.1%
                                   ------------- ------------ --------- ------------- -----------
TOTAL                              7,569,968       100.0%     1,231     $57,524,935     100.0%
                                   ============= ============ ========= ============= ===========


(1) Total leased GLA is not equal to leasable GLA due to vacancies.


                                SUMMARY OF DEBT ON INCOME PROPERTIES

                                                          Outstanding Balance
                                                             (in thousands)
        Description            Maturity Interest Rate   12/31/98        12/31/97         Notes

------------------------------------------------------------------------------------------------------

      FIXED RATE
Collateralized Mortgage Notes   May-02      7.51%      $52,882          $ 54,583     24 Properties
Collateralized Mortgage Notes   May-02      7.87%       20,000            20,000     24 Properties
Collateralized Mortgage Notes   May-02      8.40%       17,000            17,000     24 Properties
Permanent Debt Facility         Mar-13      7.73%       74,754                  -    11 Properties
Mortgage                        May-17     10.13%        1,495                  -    Bolling Creek
Mortgage                        Jul-18      9.75%        2,634                  -     Shoreside #1
Mortgage                        Jul-15      8.75%        3,150                  -     Shoreside #2
Mortgage                        Jul-15      9.13%        1,097                  -      Brookneal
Mortgage                        Jul-15      9.13%        1,506                  -      Keysville
Mortgage                        Nov-07      7.37%       15,063                  -     Towne Square
Mortgage                        Nov-07      7.37%        7,135                  -   University Mall
Mortgage                        Dec-02      8.48%        5,743                  -     Celebration
Mortgage                        Jan-15      8.37%        2,270                  -       Danville
Mortgage                        Nov-05      7.88%        6,599                  -   Durham Festival
Mortgage                        May-14      7.63%        3,423                  -  Lenoir Festival #1
Mortgage                        Oct-01      8.50%        4,593                  -  Hollywood Festival
Mortgage                        Nov-07      7.39%       11,097                  -      Lake Point
Mortgage                        Dec-03      8.37%        9,339                  -      Square One
Mortgage                        Oct-05      8.55%       10,672                  -    Waverly Place
Mortgage                        Oct-08      9.22%       19,688                  -   Mobile Festival
Mortgage                        Oct-17      8.38%        3,204                  -  University Shoppes

                                                      -------------   -------------
               TOTAL FIXED RATE DEBT
               AND WEIGHTED AVERAGE         7.96%      $273,344         $ 91,583
               INTEREST RATE

                                       19

VARIABLE RATE
Mortgage                          -     Prime + 2.25%         -            5,711        Lathrop
Line of Credit                    -     Prime + .50%          -              736        Eastgate
Revolver                        Feb-00  LIBOR + 2.25%   31,439           134,545        Secured
                                                      -------------   -------------
               TOTAL VARIABLE RATE
               DEBT AND WEIGHTED
               AVERAGE INTEREST RATE        7.37%      $31,439         $ 140,992

               TOTAL DEBT                   7.90%      $304,783        $ 232,575
                                                      =============   =============
------------------------------------------------------------------------------------------------------

PERCENT OF TOTAL DEBT
Fixed                                                     89.7%              39.4%
Variable                                                  10.3%              60.6%

WEIGHTED AVERAGE INTEREST RATE AT END
OF PERIODS:
Fixed                                                    7.96%               7.75%
Variable                                                  7.37%              8.21%
                                                      -------------   -------------
Total                                                     7.90%              8.03%
------------------------------------------------------------------------------------------------------

SCHEDULE OF MATURITIES BY YEAR
     Year        Balance       Percentage
----------------------------   ---------
     1999           $  3,504       1.1%
     2000             35,210      11.6%
     2001              8,500       2.8%
     2002             91,734      30.1%
     2003             11,074       3.6%
  Thereafter         154,761      50.8%
               -------------   ---------
Total               $304,783     100.0%
               =============   =========


EXECUTIVE OFFICES

        The Company currently leases its 31,800-square foot executive offices in Cary, North Carolina and its 3,400-square foot Florida regional office in Boca Raton, Florida.

ITEM 3- LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on August 5, 1998 at the Carolina Inn, Chapel Hill, North Carolina.

        The purpose of the meeting was to obtain the approval from stockholders of record as of June 12, 1998 pertaining to the following:

1.      ELECTION OF SIX DIRECTORS TO SERVE UNTIL THE 1999 ANNUAL MEETING.

                       C. CAMMACK                 PATRICK M.              ROBERT O. AMICK
                         MORTON                    MINIUTTI
                    ----------------- -------- ------------------ ------- ----------------- ---------
                         Votes           %           Votes          %          Votes           %
                    ----------------- -------- ------------------ ------- ----------------- ---------
For                    13,599,077      90.8         13,578,503     90.7      13,599,356        90.8
Against                         -         -                  -        -               -
Abstain                   181,998       1.2            202,572      1.3         101,719         1.2
                    ----------------- -------- ------------------ ------- ----------------- ---------
Total Voted            13,781,075      92.0         13,781,075     92.0      13,781,075        92.0
Total Shares
   Outstanding         14,283,566                   14,283,566               14,283,566

                       WILLIAM D.                 J. RICHARD                JOHN GILDEA
                         EBERLE                     FUTRELL
                    ----------------- -------- ------------------ ------- ----------------- ---------
                         Votes           %           Votes          %          Votes           %
                    ----------------- -------- ------------------ ------- ----------------- ---------
For                    13,599,356      90.8         13,599,557     90.8      13,601,857        90.8
Against                         -         -                  -        -               -
Abstain                   181,719       1.2            181,518      1.2         179,218         1.2
                    ----------------- -------- ------------------ ------- ----------------- ---------
Total Voted            13,781,075      92.0         13,781,075     92.0      13,781,075        92.0
Total Shares
Outstanding            14,283,566                   14,283,566               14,283,566


        2.     APPROVAL TO SELL 21,052,631 SHARES OF COMMON STOCK FOR $200
               MILLION OR $9.50 PER SHARE TO PROMETHEUS SOUTHEAST RETAIL, LLC
               ("PSR"), AN AFFILIATE OF LAZARD FRERES REAL ESTATE INVESTORS,
               LLC.

               The transaction was approved as follows:

For                                       7,899,146                        66.2
Against                                     777,972                         6.5
Abstentions                                  68,011                         0.6
                                  ------------------------ -----------------------
Total Voted                               8,745,129                        73.3%
                                  ------------------------ -----------------------
Total Shares Outstanding (1)             11,933,566
                                  ======================== =======================


        (1) Excludes 2,350,000 shares owned by PSR as of the date of the Annual Meeting.

        3.     APPROVAL TO CHANGE THE COMPANY'S NAME TO "KONOVER PROPERTY TRUST,
               INC." THE CHANGE WAS APPROVED AS FOLLOWS:


For                                       8,292,518                        58.1
Against                                     270,284                         1.9
Abstentions                                 114,315                         0.8
                                  ------------------------ -----------------------
Total Voted                               8,677,117                        60.8%
                                  ------------------------ -----------------------
Total Shares Outstanding                 14,283,566
                                  ======================== =======================


        4.     APPROVAL TO INCREASE THE NUMBER OF SHARES AUTHORIZED FOR ISSUANCE
               FROM 75 MILLION TO 130 MILLION.

        The increase was approved as follows:

For                                      12,049,436                        84.3
Against                                   1,010,414                         7.1
Abstentions                                  85,125                          .6
                                  ------------------------ -----------------------
Total Voted                              13,144,975                        92.0%
                                  ------------------------ -----------------------
Total Shares Outstanding                 14,283,566
                                  ======================== =======================


        5.     APPROVAL TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK
               RESERVED FOR ISSUANCE UNDER THE COMPANY'S 1993 EMPLOYEE STOCK
               INCENTIVE PLAN FROM 1.1 MILLION TO 2.8 MILLION.

For                                       7,274,051                        50.9
Against                                   1,301,302                         9.1
Abstentions                                 101,765                         0.7
                                  ------------------------ -----------------------
Total Voted                               8,677,118                        60.7%
                                  ------------------------ -----------------------
Total Shares Outstanding                 14,283,566
                                  ======================== =======================

        6. APPROVAL TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE UNDER THE COMPANY'S 1995 OUTSIDE DIRECTOR'S

               The increase was approved as follows:

For                                       7,793,513                        54.6
Against                                     734,043                         5.1
Abstentions                                 149,561                         1.0
                                  ------------------------ ---------------------
Total Voted                               8,677,117                        60.7%
                                  ------------------------ ---------------------
Total Shares Outstanding                 14,283,566
                                  ======================== =====================


ITEM X - EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the current executive officers of the Company.

                   NAME              AGE                        POSITION

        C. Cammack Morton            47    President and Chief Executive Officer

        Patrick M. Miniutti          51    Executive Vice President and Chief Financial
                                           Officer

        William H. Neville           54    Executive Vice President and Chief Operating
                                           Officer

        Christopher G. Gavrelis      45    Executive Vice President, Management and
                                           Administration

        Connell L. Radcliff          44    Executive Vice President, Development

        Fred P. Steinmark            51    Executive Vice President

                                           Senior Vice President - General Counsel and
        Robin Malphrus               38    Secretary

        Linda M. Swearingen          34    Senior Vice President - Finance/Investor Relations

        Sona A. Thorburn             33    Vice President and Chief Accounting Officer

        C. Cammack Morton joined the Company in December 1995 as Chief Operating Officer and was elected President and a Director in January 1996. Effective January 1, 1997, Mr. Morton became the Company's Chief Executive Officer. Prior to his affiliation with the Company, Mr. Morton served as Managing Director of Rothschild Realty, Inc. ("Rothschild") and President and Chief Executive Officer of the Charter Oak Group, Ltd. (the "Charter Oak Group"), a subsidiary of Rothschild engaged in the development and management of factory outlet centers. He joined Rothschild in 1987 as Vice President, was promoted to Senior Vice President in 1989 and to Managing Director in 1991.

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

        William H. Neville, has served as Executive Vice President and Chief Operating Officer since September 1997. Before joining the Company, Mr. Neville was Regional President of Horizon Group Realty, a real estate investment trust specializing in outlet centers, from January 1996 to July 1997. Prior to joining Horizon, Mr. Neville held various positions with Charter Oak Partners, a privately held outlet center developer, from January 1993 to December 1995, at which time he was the President of the company.

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

        Fred P. Steinmark was named Executive Vice President in July 1998 in connection with the Company's acquisition of Konover & Associates South, of which he served, as its president since 1990. The acquisition agreement for Konover & Associates South provided for Mr. Steinmark's appointment as Executive Vice President.

        Linda M. Swearingen was promoted from Vice President to Senior Vice President of Finance/Investor Relations in January 1998. Prior to being named Vice President in May 1996, Ms. Swearingen was Director of Leasing for the Company, a position she had held since July 1993. From 1990 to 1993, Ms. Swearingen served as Assistant Vice President Commercial Real Estate for Bank One Dayton.

        Robin W. Malphrus was promoted from Vice President, Secretary and General Counsel to Senior Vice President, Secretary and General Counsel in January 1999. Prior to being named Vice President, Secretary and General Counsel in August, 1998, Ms. Malphrus was Vice President and Secretary, a position she held since June 1996. Ms. Malphrus joined the Company in August 1994 as Corporate Counsel, and prior to joining the Company, Ms. Malphrus was Corporate Counsel for North Hills, Inc. for five years.

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

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


        The Common Stock began trading on the NYSE, under the symbol "FAC" and subsequently changed its symbol to "KPT" on August 10, 1998 following a shareholder vote approval of the name change on August 5, 1998. As of March 25, 1999, there were approximately 497 stockholders of record.

        The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends paid per share for 1998 and 1997:

---------------- -------------------------------------- --------------------------------------
                                 1998                                   1997
---------------- ------------ ------------ ------------ ------------ ------------ ------------
                    High          Low       Dividends      High          Low       Dividends
First Quarter      $10          $ 7 1/8      $  0.00    $   6 7/8      $5 3/8       $ 0.00
Second Quarter     $10            7 3/4         0.00        7           5 1/8         0.00
Third Quarter      8 11/16        6 5/8         0.00        8 7/16      6             0.00
Fourth Quarter     7 1/2          6             0.00        8 1/2       6 1/2         0.00
                 ------------ ------------ ------------ ------------ ------------ ------------

DISTRIBUTIONS

        In November of 1998, the Company announced its intent to pay an annual dividend of $0.50 per common share, payable at the rate of $0.125 per quarter. The first payment will be made to shareholders of record as of March 15, 1999 and will be paid on March 31, 1999. A portion of the dividend payment will be a return of capital, as the Company expects to utilize its tax net loss carryover in 1999. The dividend will represent a payout ratio of less than 50% of the Company's funds from operations (FFO).

        The Company will continue to make a determination regarding its dividend distributions annually following review of the Company's year-end financial results. The Company's policy is to declare dividends in amounts at least equal to 95% of the Company's taxable income which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $11.5 million of net operating loss carry forwards for 1999 which could result in no dividend payment requirement to maintain its REIT status. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

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


        Beginning in 1996 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, amortization of deferred financing costs and depreciation of non-real estate assets, as defined, are not included in the calculation of FFO. All prior period FFO results have been retroactively restated.


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

                                            ------------ ------------- -------------- ------------ ------------
                                               1998          1997          1996          1995         1994
                                            ------------ ------------- -------------- ------------ ------------
      OPERATING DATA:
         Rental revenues                    $ 69,542     $ 53,726       $47,170        $47,129     $  42,077
         Property operating costs             20,625       15,671        13,975         13,648        10,454
                                            ------------ ------------- -------------- ------------ ------------
                                              48,917       38,055          33,195       33,481        31,623
         Depreciation and amortization        18,515       15,652          13,802       11,900         8,511
         General and administrative            7,004        6,397           6,199       15,279         5,567
         Interest                             19,772       16,436          14,175       10,903         4,435
         Loss (gain) on sale of real             512          -              -               -          -
           estate
         Minority interest in Operating           86          -              -               -          -
           Partnership
         Adjustment to carrying value of           -          -            (5,000)      (8,500)         -
           assets
         Extraordinary (loss) on early
           extinguishment of debt                  -         (986)           (103)           -          (884)
                                            ------------ ------------- -------------- ------------ ------------
         Net  income (loss)                  $ 3,028     $ (1,416)     $ (6,084)      $(13,101)    $  12,226
                                            ============ ============= ============== ============ ============
         Income (loss) before               $  3,028     $   (430)     $ (5,981)      $(13,101)    $  13,110
           extraordinary item
           Preferred stock dividends               -            -         (368)              -            -
                                            ------------ ------------- -------------- ------------ ------------
         Income (loss) before
           extraordinary item               $  3,028         (430)       (6,349)       (13,101)       13,110
           applicable to common stockholders
           Extraordinary loss on early
             extinguishment                        -         (986)        (103)              -         (884)
             of debt
                                            ------------ ------------- -------------- ------------ ------------
          Income (loss) applicable to
            common shareholders             $  3,028     $    (1,416)  $ (6,452)      $(13,101)    $  12,226
                                            ============ ============= ============== ============ ============
         BASIC INCOME (LOSS) PER COMMON
           SHARE:                           $   0.16     $    (0.04)   $  (0.54)      $  (1.11)    $    1.11
         Income (loss) before
           extraordinary item
           applicable to common stockholders
            Extraordinary item                  -             (0.08)      (0.01)           -           (0.07)
                                            ------------ ------------- -------------- ------------ ------------
         Net  income (loss) applicable to   $   0.16     $    (0.12)   $  (0.55)      $  (1.11)    $    1.04
           common stockholders
                                            ============ ============= ============== ============ ============
         Weighted average common shares       18,693        11,824       11,817         11,814        11,811
           outstanding
                                            ============ ============= ============== ============ ============


      DILUTED INCOME (LOSS) PER COMMON
      SHARE:
      Income (loss) before extraordinary
      item applicable to common             $   0.14     $    (0.04)   $   (0.54)     $ (1.11)     $   1.11
      stockholders
            Extraordinary item                     -          (0.08)       (0.01)          -           (0.07)
                                            ------------ ------------- -------------- ------------ ------------
      Net  income (loss) applicable to      $   0.14     $    (0.12)   $   (0.55)     $ (1.11)     $    1.04
        common stockholders
                                            ============ ============= ============== ============ ============
         Weighted average common shares       21,878        11,824         11,817       11,814        11,811
           outstanding -  diluted (a)
                                            ============ ============= ============== ============ ============


                                               1998       1997       1996      1995       1994
      ------------------------------------- ----------- ---------- --------- ---------- ---------
      OTHER DATA:
      EBITDA:
      Net income (loss)                      $  3,028    $(1,416)  $(6,084)  $(13,101)  $12,226
        Adjustments:
            Interest                           19,772      16,436   14,175     10,903     4,435
            Depreciation and amortization      18,515      15,652   13,802     11,900     8,511
            Compensation under stock plans      1,419         537      392          -         -
            Loss (gain) on sale of assets         512           -     (37)      (345)         -
            Non-recurring administrative          519         250      927      6,500         -
              costs
            Minority interest                      86           -        -          -         -
            Merger  termination costs               -       1,250        -          -         -
            Adjustment to fair value of             -           -    5,000      8,500         -
               assets
            Extraordinary loss on early
               extinguishment of debt               -         986      103          -       884
                                            =========== ========== ========= ========== =========
                                             $ 43,851    $ 33,695  $ 28,278  $ 24,357   $26,056
                                            =========== ========== ========= ========== =========

        FUNDS FROM OPERATIONS:
        Net income (loss)                    $  3,028    $ (1,416) $(6,084)  $(13,101)  $ 12,226
        Adjustments:
            Straight line rent                    512       (619)      383       (626)      (922)
            Depreciation and amortization      17,814      15,254   13,513     11,722      8,428
            Interest on exchangeable notes          -           -      553          -         -
            Compensation under restricted       1,419         537      392          -         -
              stock award
            Loss (gain) on sale of assets         512           -      (37)      (345)        -
            Minority interest                      86           -        -          -         -
            Unusual items:
              Non-recurring                       519         250      927      6,500         -
                 administrative costs
              Merger termination costs              -       1,250        -          -         -
              Adjustment to carrying                -           -    5,000      8,500         -
                value of assets
              Extraordinary loss on early
                extinguishment of debt              -         986      103          -       884
                                            =========== ========== ========= ========== =========
                                             $ 23,890    $ 16,242  $ 14,750  $ 12,650   $20,616
                                            =========== ========== ========= ========== =========
      WEIGHTED AVERAGE SHARES
      OUTSTANDING-DILUTED (A)                  21,878      14,158     13,399    11,814    11,811
                                            =========== ========== ========= ========== =========
      FUNDS AVAILABLE FOR
      DISTRIBUTION/REINVESTMENT:
        Funds from Operations                $ 23,890    $ 16,242  $ 14,750  $ 12,650   $20,616
                                            =========== ========== ========= ========== =========
        Adjustments:
              Non-recurring                     (519)       (250)    (927)      (6,500)       -
                administrative costs
              Merger termination costs                -   (1,250)        -          -         -
              Capitalized tenant              (4,259)     (1,418)    (316)      (1,380)   (1,340)
                 allowances
              Capitalized leasing costs       (2,258)     (1,054)    (549)         (407)     (402)
                     Recurring capital          (599)       (845)       (312)      (796)  (1,314)
                       expenditures
                                            =========== ========== ========= ========== =========
                                             $ 16,255    $ 11,425  $12,646   $  3,567   $17,560
                                            =========== ========== ========= ========== =========
      DIVIDENDS DECLARED ON ANNUAL           $   0.00    $   0.00  $10,142   $ 24,101   $22,681
      EARNINGS
                                            =========== ========== ========= ========== =========
      DIVIDENDS DECLARED ON ANNUAL
      EARNINGS PER   SHARE                   $   0.00    $   0.00  $  0.75   $   2.04   $  1.92
                                            =========== ========== ========= ========== =========
      CASH FLOWS:
        Cash flows from operating activities $ 18,235    $ 12,962  $ 7,649   $ 22,078   $20,674
        Cash flows from investing             (69,867)   (62,185)   (17,288) (50,854)   (84,719)
           activities
        Cash flows from financing              121,749     47,061   15,018     29,134    59,750
           activities
                                            =========== ========== ========= ========== =========
        Net (decrease) increase in cash
      and cash equivalents                   $  70,117   $ (2,162)  $ 5,379   $    358   $(4,295)
                                            =========== ========== ========= ========== =========

      BALANCE SHEET DATA:
        Income-producing properties (before
          depreciation and amortization)    $ 579,533   $ 395,325  $354,029   $357,034   $321,088
        Total assets                          682,449     403,626   358,612    355,095    326,270
        Debt on income properties             304,783     232,575   173,695    170,067    101,193
        Total liabilities                     320,862     240,699   194,020    194,609    122,930
          Minority interest                    12,246           -        -          -         -
        Total stockholders' equity            349,341     162,927   164,592    160,486    203,340
      PORTFOLIO PROPERTY DATA:
        Total GLA (at end of period)            8,148       5,503     4,865      4,626      4,234
        Weighted average GLA                    7,179       5,341     4,674      4,336      3,768
        Number of properties (at end of period) 59          41           36         36         35
        Occupancy (at end of year):
              Operating                            92%       93.4%     91.4%      92.3%     92.9%
              Development                         0.0%        0.0%     69.1%      52.1%         -
              Held for sale                      51.4%       50.4%     42.9%      66.3%         -

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

  DENOMINATOR:
    Denominator- weighted average shares      18,693      11,824    11,817    11,814    11,811
    Effect of dilutive securities:
        Preferred stock                        2,222       2,222     1,582         -         -
        Employee stock options                    33          69         -         -         -
        Restricted stock                         328          43         -         -         -
               Operating Partnership             602           -         -         -         -
                  Units
                                         ----------- ----------- --------- --------- ---------
    Dilutive potential common shares           3,185       2,334     1,582         -         -
                                         ----------- ----------- --------- --------- ---------
    Denominator- adjusted weighted
      average shares and assumed              21,878     14,158     13,399    11,814    11,811
      conversions
                                         =========== =========== ========= ========= =========

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

GENERAL DEVELOPMENT OF BUSINESS

    Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, operation, and ownership of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

    Over the past five years, the Company has grown from an owner of retail outlet shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 8.1 million square feet of diversified retail space consisting of:

1. 47 community shopping centers in 17 states aggregating approximately 5,871,000 square feet;

2. 10 outlet centers in 9 states aggregating approximately 2,110,000 square feet;

3. two centers aggregating approximately 167,000 square feet that are held for sale; and

4. approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

SIGNIFICANT TRANSACTIONS AND ACQUISITIONS

    UPREIT CONVERSION

    On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

    An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of stock to acquire properties, which provides an advantage over many other potential buyers of property.

    NORTH HILLS PORTFOLIO

    In March 1997 the Company purchased five community shopping centers located in the Raleigh, North Carolina area for $32.4 million from an unrelated third party. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc., K-Mart Corporation and Eckerd Drug. The acquisition was funded from the Company's line of credit facility. As a result of the acquisition, the Company ended 1997 with 41 shopping centers containing an aggregate of approximately 5.5 million square feet of GLA. More importantly, the transaction marked the beginning of the Company's diversification strategy. See - "Business Strategy - Acquisition and Portfolio Diversification."

    RODWELL/KANE TRANSACTION

    On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell, Chairman and co-founder of Atlantic Real Estate Corporation ("ARC"), Mr. John N. Kane, Chairman of Kane Realty Corporation, and their affiliates. The acquired centers encompass approximately 950,000 square feet and are, in the aggregate, 94% leased.

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

     KONOVER & ASSOCIATES SOUTH TRANSACTION

    On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South, a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company acquired nine of the Konover & Associates South community shopping centers for a total purchase price of $85.4 million consisting of $55.2 million in debt assumption, $26.8 million in cash and 369,000 of Operating Partnership Units, valued at $9.50 per share. Of the original eleven community centers, the remaining two will continue to be managed by the Company, but will not be acquired.

    For financial reporting purposes, the nine Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no significant conditions outstanding. All of the acquired properties are held directly or indirectly, by KPT Properties, L.P.

    In December 1997, the Company issued a note receivable of $8.5 million to Davie Plaza Limited Partnership, a Florida limited partnership of which Simon Konover, Chairman of the Company, is a 49% owner. The loan is secured by a first mortgage position on a 299,778-square foot retail shopping center located in Davie, Florida. In January, 1999, the Company received a $2 million paydown. The outstanding balance is now $6.5 million and carries interest at 8.0% payable monthly and matures on June 30, 1999.

    The initial loan was made in anticipation of the Company's acquisition of the center as part of the Konover & Associates South transaction and to take advantage of the ability to repay the previous debt instrument at a discount. The center was ultimately not acquired by the Company.

    On August 10, 1998, following stockholder approval, the Company began operating under the name "Konover Property Trust." The Company remains listed on the New York Stock Exchange and changed its ticker symbol from FAC to KPT. The Company will continue to operate an office in Boca Raton, Florida due to its strategic location in the Southeast.

    Simon Konover, founder of both Konover & Associates South and Konover & Associates, Inc., a $500 million plus real estate company headquartered in West Hartford, Connecticut, was elected as a non-executive Chairman of the Board of the Company in connection with the acquisition.

    LAZARD FRERES TRANSACTION

    On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Lazard transaction"). The investment was made in stages, at the Company's option, through September 29, 1998, allowing the Company to obtain capital to fund its future acquisition and development plans as well as retire debt. Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's ownership interest in the Company is 61%, assuming conversion of outstanding preferred stock and units into shares. Under the terms of the Lazard transaction agreements, for as long as PSR's investment in the Company is $50 million or more, PSR has the right to participate in future equity issuances to preserve its ownership interest.

    As part of the Lazard transaction, and as approved by the stockholders, three representatives of Lazard were elected to the Company's Board of Directors, which currently has a total of nine directors. With three members of the Board, PSR is able to prevent any action requiring super-majority board approval, such as: (i) significant acquisitions and sales, (ii) the incurrence of additional indebtedness beyond a stated level, (iii) significant issuances of capital stock and other securities, (iv) amendments to the character of bylaws of the Company in a manner that would be materially adverse to PSR, and (v) transactions that would result in any person, other than PSR, holding more than 15% of the voting power of the Company.

    Pursuant to the Contingent Value Rights Agreement, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

    JOINT VENTURES

        ATLANTIC REAL ESTATE CORPORATION (ARC). As a result of the Company's relationship with Roy Rodwell, on September 22, 1997, the Company and ARC formed a limited liability company known as Atlantic Realty, LLC to develop and manage retail community and neighborhood shopping centers in North Carolina. The joint venture plans to develop one million square feet.

        WAKEFIELD. Much like the Company's alliance with ARC, this strategic alliance known as Wakefield Investment, Inc., was formed primarily to develop community shopping centers. The retail centers will be located on 65 acres within a 500-acre parcel of land zoned for commercial use known as Wakefield in Wake Forest, North Carolina. The Company will perform all leasing, property management and marketing functions for the venture. The Company will hold a 50% interest in the venture.

        The Wakefield development is an exclusive community expected to include a Wake County public school campus, public library, city park and an 18-hole TPC golf course. Wakefield's residential community is a 2,200-acre upscale, mixed-use development of 3,400 homes priced from $225,000 to $1 million; 75% of the community has been pre-sold to nationally recognized builders.

        MOUNT PLEASANT. The Company has entered into a strategic venture, known as Mount Pleasant, LLC, with a local Charleston, South Carolina developer, AJS Group. The venture will develop a 425,000 square foot retail/entertainment shopping center in Mt. Pleasant, South Carolina. Construction on the center, to be named Mt. Pleasant Towne Centre, began in May 1998, with opening targeted for Summer 1999. Belk Department Store, Barnes and Noble, Bed, Bath and Beyond and The Gap will be the primary anchors for the center.

    A summary of the Company's investment in venture companies at December 31, 1998 and 1997, is as follows (all investments are accounted for under the equity method, in thousands):

                                                                         Amounts Invested
                                                                          (in thousands)
                                                                    --------------------------
                                                                           December 31,
                          Location                    Ownership %         1998     1997
                          --------                   -------------- --------------------------
Atlantic Realty           North Carolina                  50%        $ 7,442      $   2,803
Mount Pleasant KPT        Mount Pleasant, SC              50%         18,759          1,480
Wakefield Investment      Wake Forest, NC                 95%            570            -
Falls KPT                 Raleigh, NC                     50%          5,472            -
                                                                    ------------- ------------
                                                                     $32,243      $   4,283
                                                                    ============= ============

    At December 31, 1998, a majority of the properties owned by the ventures were under development and had no operations with the exception of a center in Pembroke, North Carolina which is a project with Atlantic Realty. The operations of the Pembroke center were immaterial during 1998. The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the ventures is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective venture partners.

    During 1998, the Company made advances in the form of notes receivable to a venture totaling $10.6 million, which includes the Company's interest in the Lake Carmel, New York development site. Of this amount, $7.2 million carries interest at 11% per annum plus participation in profits and matures August 2001. The remaining $3.4 million carries interest at 15% and matures March 28, 1999.

                               ACQUISITION SUMMARY
                                 (IN THOUSANDS)

                                                                                               OP UNITS
                         STATE                  SQUARE    PURCHASE                              ($9.50
                        LOCATION      DATE       FEET       PRICE    DEBT ASSUMED     CASH     PER SHARE)
                     -------------- --------- ---------- ----------- ------------ ------------ ----------
1999 TO DATE
Roberson Corners     SC                1/6/99        48  $   3,900   $       -    $  3,900          -
Dukes Plaza          VA                3/1/99       140      6,500       4,100       2,400          -
                                    --------- ---------- ----------- ------------ ------------ ----------
               TOTAL                                188     10,400       4,100       6,300          -

1998
Waverly Place        NC              12/14/98       181     12,800     10,700        2,100          -
University Shoppes   SC               8/31/98        54      4,700      3,200        1,500          -
Konover (portfolio)  FL, NC, VA, AL    4/1/98     1,518     85,400     55,200       26,700        369
Kane (portfolio)     NC, VA           3/31/98       955     57,100     44,300        3,500       974 (1)
Market Square        VA                1/7/98        56      3,100      2,300          800          -
                     -------------- --------- ---------- ----------- ------------ ------------ ----------
               TOTAL                              2,764    163,100    115,700       34,600      1,343

1997
North Hills          NC               3/31/97       606     32,300          -       32,300          -
  (portfolio)

1996
N/A                                                   -          -          -            -          -
                                              ========== =========== ============ ============ ==========
               TOTAL                              3,558  $ 205,800   $119,800     $ 73,200      1,343
                                              ========== =========== ============ ============ ==========

 (1) Includes 292 units to be issued upon the completion of certain contingencies contained in the acquisition agreement.

RECENT DEVELOPMENTS

        RMC REALTY COMPANIES, LTD. The Company entered into an agreement on March 18, 1999 to acquire the operations of RMC Realty Companies, Inc., in Tampa, Florida. The acquisition is part of the Company's growth strategy in the Southeast and involves the acquisition of management and leasing contracts in excess of 7.2 million square feet in the state of Florida.

        The operation will carry the name RMC/Konover Property Trust, LLC and will operate as a separate business unit. The transaction is proposed to be effective April 1, 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

NET INCOME (LOSS)

       The Company reported a net income of $3.0 million, or $0.16 per common share, for the year ended December 31, 1998. The same period in 1997 saw a net loss of $1.4 million, or ($0.12) per common share. The elements having a material impact on the change are discussed below:

> The Company's net operating income (NOI), exclusive of straight-line rent, increased by $12.0 million, or 32%, to $49.4 million from $37.4 million for the same period in 1997. This increase was partly attributable to the 1998 acquisitions below:

                                                Impact on NOI for the
                                                     Year Ended
                                                  December 31, 1998
                                                    (in millions)
                                           -------------------------------
               Konover & Associates South        $         7.6
               Rodwell/Kane Properties                     5.4
                                                 -------------
                                                 $        13.0
                                                 =============

> Including the effect of straight-line rent adjustment, ($1.1 million) NOI increased by $10.9 million. The Company's' acquisition activity required higher borrowing levels resulting in increased interest expenses of $3.3 million, increased depreciation and amortization of $2.9 million and increased general and administrative expenses of $0.6 million. The sale of a California property in April 1998, an outparcel and a Kentucky property in December 1998 resulted in a loss of approximately $0.5 million, while a $1.0 million extraordinary loss on extinguishment of debt was incurred in 1997. During 1998, minority interest in the Operating Partnership totaled $0.1 million. The combination of the above items provide a $4.5 million increase in net income for the year ended December 31, 1998 over the same period in 1997.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

        EBITDA was $43.9 million for the year ended December 31, 1998, an increase of $10.2 million or 30%, from $33.7 million for the same period in 1997. The increase was due to increased NOI of $10.9 million over 1997, including adjustment for straight line rent (as described above) offset by an increase in general and administrative expenses of $0.7 million exclusive of compensation under stock plan award and non-recurring administrative as well as merger costs incurred in 1997.

       Funds from Operations ("FFO") for the year ended December 31, 1998 increased $7.7 million or 47% to $23.9 million. The Company's FFO for the same period in 1997 was $16.2 million. FFO increased primarily as a result of the $12.0 million increase in NOI, exclusive of straight-line rent, as described above. This increase in NOI is offset by: (1) increase in general and administrative expenses (exclusive of compensation under stock awards and non-recurring administrative expenses) of $0.7 million; (2) the increase in interest expense of $3.3 million and (3) a slight increase in non-real estate depreciation of $0.3 million.

TENANT AND OTHER INCOME

        Base rent increased to $49.7 million for the year ended December 31, 1998 from $38.5 million for the same period in 1997. Base rent before the adjustment for straight line rent increased $12.3 million, or 32%, to $50.2 million for the year ended December 31, 1998 when compared to 1997. Base rent for the year ended December 31, 1998 attributable to the Konover and Rodwell/Kane properties was $7.4 million and $4.6 million, respectively.

During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 34%. Gross leasable area in operation increased by 2.6 million square feet, primarily because of the acquisition of the Konover properties with 1.6 million in gross leasable area and Rodwell/Kane properties with 1.0 million in gross leasable area. These described increases were partially offset by the sales of the California and Kentucky properties of
0.2 million in gross leasable area.

        Recoveries from tenants increased for the year ended December 31, 1998 to $15.8 million compared to $12.7 million in the same period of 1997. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs. On a weighted-average square-foot basis, recoveries decreased 5% to $2.20 for the year ended December 31, 1998 when compared to $2.31 for the same period in 1997. But the average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, increased to 90% in 1998 from 89% in 1997. With respect to approximately 15% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

        Other income increased $1.4 million to $3.2 million in 1998 compared to $1.7 million in 1997 primarily as a result of increased third-party management fee income of $1.6 million. As of December 31, 1998, the Company manages nine centers versus one center for the same period in 1997. In addition, prior to the closing on the eight Rodwell/Kane properties, the Company managed the community centers and will continue to manage the one remaining Rodwell/Kane community center.

PROPERTY OPERATING EXPENSES

        Property operating costs increased $5.0 million, or 32%, to $20.6 million in 1998 from $15.7 million in the same period of 1997. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1998, which rose 34% to 7.2 million square feet in 1998 from 5.3 million square feet in 1997. On a weighted-average square-foot basis, operating expenses increased to $2.87 per weighted average square foot, up 3% from the same period in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the year ended December 31, 1998 increased $0.6 million, or 9%, to $7.0 million in 1998 from $6.4 million in 1997. General and administrative expenses in 1998 include $1.4 million in compensation under stock plan awards and $0.5 million of other non-recurring charges. General and administrative expenses in 1997 include a charge of $1.3 million related to the settlement of the termination of agreements entered into in 1995 to acquire the factory outlet centers owned by Public Employees Retirement System of Ohio (OPERS), $0.3 million in non-recurring administrative charges and $0.5 million in compensation under stock awards. Exclusive of the charges in 1998 and 1997, general and administrative expenses as a percentage of revenues decreased by 1%.

DEPRECIATION

        Depreciation increased to $18.5 million for the year ended December 31, 1998 compared to $15.7 million in the same period of 1997. The increase is due primarily to the Rodwell/Kane and Konover acquisitions. Absent the impact of these acquisitions, depreciation increased $0.3 million due to acquisitions in Danville, Virginia; Conway, South Carolina and the purchase of computer equipment throughout 1998. In 1998, the Company changed its estimated useful life for buildings and improvements from 31.5 years to 39 years. This change in estimate, resulted in a decrease in depreciation of $0.6 million. Amortization of deferred leasing and other charges remained consistent at $2.7 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $2.58 in 1998 from $2.84 in 1997.

INTEREST EXPENSE

        Interest expense for the year ended December 31, 1998, net of interest income of $5.8 million, increased by $3.4 million, or 21%, to $19.8 million compared to $16.4 million, net of interest income of $0.6 million, in 1997. This increase resulted primarily from higher borrowing levels in the first part of 1998 due to the investment in and acquisition of income-producing properties. Upon completion of the Lazard transaction, the Company paid down debt of $57.7 million in September 1998. The remaining proceeds from the Lazard transaction of $62.1 million at year-end is generating interest income at a rate of approximately 5%. On a weighted-average basis, in the first nine months of 1998, debt outstanding was $299.0 million, and the average interest rate was 7.9%. This compares to $218.0 million of outstanding debt and a 7.9% average interest rate in 1997. The Company capitalized $1.0 million of interest costs associated with its development projects in 1998 compared to $1.5 million in the same period of 1997.

PROPERTIES HELD FOR SALE

        For the year ended December 31, 1998, the properties held for sale contributed approximately $0.4 million of revenue. After deducting related interest expense on the debt associated with those properties and the $0.4 million loss on the sale of one property, the properties held for sale incurred a loss of $0.9 million. For the year ended December 31, 1997, the properties held for sale contributed approximately $1.1 million of revenue and incurred a loss of $1.1 million after deducting related interest expenses. On April 30, 1998, the Company sold the California property it was holding for sale for $5.7 million resulting in a loss of $0.4 million.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

       The Company reported a net loss of $1.4 million, or $0.12 per common share, for the year ended December 31, 1997 compared to a net loss of $6.1 million, or $0.55 per common share, for the comparable period in 1996. The loss for 1997 resulted primarily from the following factors:

> An increase in depreciation and amortization of $1.9 million as described below.

> Increased interest expense of $2.2 million, as a result of higher borrowing levels.

> The Company incurred an extraordinary loss on the early extinguishment of debt of $1.0 million in 1997 compared to $0.1 million in 1996.

> Increase in NOI of $4.9 million including adjustment for straight-line rent. The North Hills acquisition accounted for $3.2 million of this NOI increase.

> In 1996, the Company recorded a $5 million charge to operations as a result of an adjustment to the carrying value of a certain property as described below.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION AND FUNDS FROM OPERATIONS

        Earnings before interest, taxes, depreciation and amortization (EBITDA) was $33.7 million for the year ended December 31, 1997, an increase of $5.4 million or 19%, from $28.3 million for the same period in 1996. The increase was due to the increase in NOI of $4.9 million, including adjustment for straight line rent, $3.2 million of which is attributable to the North Hills acquisition and a decrease of $0.5 million in the general and administrative expenses from 1996 exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, described below.

       FFO for the year ended December 31, 1997 increased $1.4 million, or 9.5%, to $16.2 million from $14.8 million for the same period in 1996. The factors that had a positive impact on 1997 FFO were an increase in NOI of $3.9 million before the adjustment for straight-line rent (net $1.0 million) and a $0.5 million decrease in general and administrative expenses exclusive of compensation under restricted stock awards and non-recurring administrative and merger termination costs, as described below. The factor that had a negative impact on 1997 FFO was $2.8 million in higher interest expense due to higher average borrowing levels, net of interest on exchangeable notes of $0.6 million in 1996.

TENANT AND OTHER INCOME

        Base rent increased to $38.5 million for the year ended December 31, 1997 from $34.1 million for the same period in 1996. The North Hills acquisition resulted in a base rent increase for 1997 of $3.4 million. Base rent before the adjustment for straight line rent increased $3.4 million to $37.9 million for the year ended December 31, 1997 when compared to 1996 attributable to the North Hills acquisition, while the Company's weighted average square feet of GLA in operation increased 13%. The increase in base rents resulted from increased GLA in operation and from increased occupancy at the operating and development centers and was offset by declining rents on renewals at certain properties. Base rental revenue in each of the years ending December 31, 1997 and 1996 included a charge to the reserve for uncollectible tenant accounts of $0.5 million.

       Percentage rent increased 33% to $0.8 million in 1997 from $0.6 million in 1996. The increase is due primarily to the percentage rent attributable to the community centers acquired in March 1997 of $0.1 million.

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

PROPERTY OPERATING EXPENSES

       Operating expenses increased $1.7 million, or 12%, to $15.7 million in 1997 from $14.0 million in 1996. The increase in operating expenses was principally due to the increase in the weighted average square feet in operation in 1997, which rose 13% to 5.3 million square feet in 1997 from 4.7 million square feet in 1996. On a weighted-average square-foot basis, operating expenses decreased 1% to $2.96 in 1997 from $2.98 in 1996.

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

       After recording the $13.5 million total valuation adjustment described above, the net carrying value of such assets at December 31, 1997 is $12.5 million. There is also $12.3 million of debt secured by the properties which is expected to be retired primarily from the sale proceeds. For the year ended December 31, 1997, these properties contributed approximately $1.1 million of revenue and incurred a loss of $1.1 million after deducting related interest expense on the debt associated with the properties. For the year ended December 31, 1996, such properties contributed approximately $2.1 million of revenue and incurred a loss of $1.0 million after deducting related interest expense. The reduction in the performance is principally due to the lower average occupancy level in 1997 as compared to 1996.

       As of December 31, 1997, two of these properties were under contract. Management periodically evaluates income producing properties for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        The Company's cash and cash equivalents balance at December 31, 1998 was $75 million. Restricted cash, as reported in the financial statements, as of such date, was $3.3 million. In connection with the Company's $95 million rated-debt securitization in 1996, the Company was required to escrow a portion of the loan proceeds. The escrow was required to fund certain environmental and engineering work and to make certain lease-related payments that may be required in connection with the renewal or termination of certain leases by a tenant at most of the factory outlet centers.

        Net cash provided by operating activities was $18.2 million for the year ended December 31,1998. Net cash used in investing activities was $69.9 million in that same period. The primary use of these funds included:

(1) $19.8 million of cash to acquire the Rodwell/Kane and Konover portfolios and the properties in Danville, Virginia ,Conway, South Carolina and Cary, North Carolina;

(2) $29.1 million invested in ventures; and

(3) $14.1 million of advances the Company has made to ventures.

        Net cash provided by financing activities was $121.8 million for the year ended December 31, 1998. The source of such funds was $82.7 million from new borrowings in March 1998 and the proceeds of the sale of common stock to PSR of $195.4 million, both as described below. Funds generated through financing activities were offset by debt repayments of $142.5 million and stock repurchases totaling $12.3 million.

CURRENT AND FUTURE CASH NEEDS

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

LAZARD TRANSACTION

        On August 5, 1998, stockholders approved the Lazard transaction involving PSR's $200 million purchase of the Company's Common Stock at $9.50 per share. The investment was made in stages, as follows:

                    SALE DATE                   SHARES SOLD      PURCHASE PRICE
                    March 23, 1998               2,350,000       $  22,325,000
                    August 10, 1998              2,913,157        $ 27,675,000
                    August 28, 1998              5,263,158        $ 50,000,000
                    September 29, 1998          10,526,316       $ 100,000,000
                                                ----------       -------------
                                                21,052,631       $ 200,000,000
                                                ==========       =============

        As of December 31, 1998, these funds have retired debt of $57.7 million and the remaining capital has been and will be used to fund acquisitions and development projects.

        As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this the Contingent Value Rights Agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

FINANCING ACTIVITIES

        In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the purchase of assets and the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of December 31, 1998 was $89.9 million and is now secured by 24 properties. The Company is currently in the process of obtaining bondholder approval for ongoing substitution rights based upon predetermined criteria.

        An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line is based upon a predetermined formula on the Net Operating Income of the properties which secure the facility. The line originally was secured by 21 properties plus an assignment of the excess cashflow of the REMIC facility referenced above. During 1998, the security on the portfolio was reduced to only 5 properties plus the excess cash flow of the REMIC in conjunction with both a permanent facility transaction, as described below, and a paydown. The paydown of $31 million was funded from the issuance of shares to PSR. The line was renewed for $150 million during the first quarter of 1999 through February 2000. The primary use of the line will be to fund future acquisitions and developments. The addition of newly acquired properties to the line would result in increased availability.

        On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338 month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility.

DIVIDENDS

        There were no accrued dividends as of December 31, 1998 and 1997.

        In November of 1998, the Company announced its intent to pay an annual dividend of $0.50 per common share, payable at the rate of $0.125 per quarter. The first payment will be made to shareholders of record as of March 15, 1999 and will be paid on March 31, 1999. A portion of the dividend payment will be a return of capital, as the Company expects to utilize its tax net loss carryover in 1999. The dividend will represent a payout ratio of less than 50% of the Company's funds from operations (FFO).

SHARE REPURCHASE

        Subsequent to December 31, 1998 and through March 19, 1999, the Company repurchased an additional 413,200 shares of its common stock at an average share price of $5.96 for a total of $2.5 million. As of March 19, 1999, the Company had repurchased 2,161,800 shares at an average price of $6.93 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,838,200 shares.

IMPACT OF YEAR 2000 ISSUE

        GENERAL. The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculation causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

        The Year 2000 issue, if not corrected, could result in the failure of the information technology ("IT") systems that the Company uses in its business operations, such as computer programs related to property management, leasing, financial reporting and employee benefits. In addition, computerized systems and microprocessors are embedded in a variety of products used in the Company's operations and properties, such as HVAC controls, thermostats, lights, elevators, alarms, smoke detectors, sprinklers and phones.

        STATE OF READINESS. The Company has completed an assessment of its computer information technology systems and is now taking the further necessary steps to make such systems Year 2000 compliant. In addition, the Company has completed an evaluation and assessment on its non-IT systems which include embedded technology such as microcontrollers.

        The Company's primary use of software systems is its corporate accounting system. The Company's corporate accounting system is widely used in the real estate industry; however, it is not fully Year 2000 compliant. The Company is replacing its current corporate accounting system with a new software system, which is Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the essential components of the new software system is complete, with planned enhancements to the system proceeding on schedule. The Company had previously planned the system conversion, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects. With respect to the Company's IT systems, overall, the Company is 75% complete (in terms of labor) with the renovation and validation phases of its remediation plan. Completion of the plan is expected by August 1, 1999. With respect to non-IT systems, the Company has completed all three phases (assessment, renovation and validation) of its remediation plan.

        As discussed above at "--Recent Developments," the Company has agreed to acquire RMC Realty Companies, a management and leasing company in Tampa, Florida. In connection with its due diligence, the Company has completed its assessment of RMC's Year 2000 issues. Renovation and validation is expected to be completed during the second quarter of 1999.

        With respect to Year 2000 issues relating to third parties with which we have a material relationship, we have sought representations from all tenants representing more than 2% of our annualized revenue. (No tenant is expected to contribute more than 9% of our annualized revenue in 1999.) Such tenants do not expect to be materially affected by Year 2000 issues.

        With respect to suppliers and vendors, the Company's material purchases are from those in competitive fields where others will be able to meet any Company needs unmet by suppliers or vendors with Year 2000 difficulties. Because of the Company's lack of dependence on any one tenant, supplier or vendor (and the favorable responses received from our inquires to significant tenants), the Company has not developed a contingency plan for dealing with third-party Year 2000 failures.

        COSTS. To date, the costs directly associated the Company's Year 2000 efforts have not been material, and we estimate our future costs to be immaterial as well.

        RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE. We do not expect Year 2000 failures to have a material adverse effect on our results of operations or liquidity because:

    > We do not rely on a small number of tenants for a significant portion of our rental revenue and our largest tenants do not expect to be materially affected by Year 2000 failures.

    > We stand ready to switch vendors or suppliers whose Year 2000 failures adversely affect their products or services; and

    >   Our remediation plan is expected to be complete prior to the Year 2000.

        Nevertheless, this forward-looking statement depends on numerous factors, such as the continued provision of utility services, and the Company remains exposed to the risk of Year 2000 failures. See "Disclosure Regarding Forward-Looking Statements" below.

        Various of the Company's disclosures and announcements concerning its Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

ECONOMIC CONDITIONS


         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals. But sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 6% of the Company's total revenue for the year ended December, 1998. Continuation of this trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

> our markets could suffer unexpected increases in development of retail properties;

>   the financial condition of our tenants could deteriorate;

>   the costs of our development projects could exceed our original estimates;

> we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;

> we may not be able to lease or release space quickly or on as favorable terms as old leases;

> we may have incorrectly assessed the environmental condition of our properties;

> an unexpected increase in interest rates would increase our debt service costs;

>   we could lose key executive officers;

> and our markets may suffer decline in economic growth or increase in unemployment rates.

        Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE RESULTS, BUT ONLY INDICATORS OF REASONABLY POSSIBLE RESULTS. AS A RESULT, ACTUAL FUTURE MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" AND THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A DESCRIPTION OF OUR ACCOUNTING POLICIES AND OTHER INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.

        To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. Interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We do not enter into interest rate hedge contracts. As of December 31, 1998, we had approximately $31.4 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 1999, out interest expense would be increased or decreased approximately $0.3 million for the year ended December 31, 1999. The Company has no fixed rate debt maturing in 1999.


ITEM 8 -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The response to this Item is submitted in a separate section of this report.


ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


         None.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1999 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

ITEM 11-   EXECUTIVE COMPENSATION

         The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

ITEM 12-   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13-   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section under the heading "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) The following consolidated financial statements are filed as part of the report:

Page


       Reports of independent auditors                                       F-2

       Consolidated balance sheets as of December 31, 1998 and 1997          F-4

       Consolidated statements of operations for the years ended
       December 31, 1998, 1997 and 1996                                      F-5

       Consolidated statements of stockholders' equity for years
       ended December 31, 1998, 1997 and 1996                                F-6

       Consolidated statements of cash flows for the years
       ended December 31, 1998, 1997 and 1996                                F-7

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


4.2     Warrant Agreement between the Company and Blackacre (2)

4.3     Warrant Agreement between the Company and Blackacre (2)

4.4 Warrant Agreement between the Company and National Union Fire Insurance Company of Pittsburgh (2)

4.5     Warrant Agreement between the Company and Network Fund III, Ltd. (2)

4.6 Indenture by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee, and Fleet Management and Recovery Corporation, as master servicer (3)

4.7 Master Servicing Agreement by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee (4) and Fleet Management and Recovery Corporation, as master servicer (3)

4.8     Specimen copies of the various types of Class A, B, C and R Notes (3)

4.9 Mortgage Note given by FSA Properties, Inc., as maker, in favor of the Travelers Insurance Company, as payee (3)

4.10 Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents by and between FSA Properties, Inc., as mortgagor, and the Travelers Insurance Company as mortgagee (3)

4.11 First Amendment to Masteer servicing Agreement between FSA Finance, Inc., as Issuer, Mellon Monrtgage Company, as Master Services, and First Union National Bank, as Trustee

4.12 Supplement to the Indenture dated as of December 22, 1998 between FSA Finance, Inc., as issuer, Mellon Mortgage Company, as Master Services, and First Union National Bank, as Trustees

4.13 Gap Note given by FSA Properties, Inc., as maker, in favor of The Travelers Insurance Company, as payee (3)

4.14 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (5)

4.15 Loan Agreement between FAC Mortgage LLC as Borrower and Nomura Asset Capital Corporation as Lender (6)

4.16 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders

4.17 Line of Credit Agreement between FAC Realty, Inc. and Capital America Corporation (fka Nomura Asset Capital Corporation), dated February 19, 1997 (6)

10.1    Employment Agreement between the Company and C. Cammack Morton (6)

10.2 First Amendment to Employment Agreement between the Company and C. Cammuck Morton

10.3    Employment Agreement between the Company and Patrick M. Miniutti (6)

10.4    First Amendment to Employment Agreement between the Company and Patrick
        M. Miniutti

10.5    Employment Agreement between the Company and William H. Neville (6)

10.6    First Amendment to Employment Agreement between the Company and Willian
        M. Neville

10.7    Employment Agreement between the Company and Fred P. Steinmark

10.8 First Amendment to Employment Agreement between the Company and Fred P. Steinmark

10.9    Employment Agreement between the Company and Christopher G. Gavrelis (7)

10.10 Second Amendment to Employment Agreement between the Company and Christopher G. Gavrelis

10.11   Amended and Restated 1993 Employee Stock Option Plan (5)

10.12   1996 Restricted Stock Plan (5)

10.13   Amended and Restated 1995 Outside Directors Stock Award Plan

10.14 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

10.15 First Amendment to the Master and Exchange Option Agreement, dated as of March 16, 1998 by and among the Company, FAC Realty, L.P. and the Contributors listed therein (7)

10.16 Assignment of Interest in Master Agreement and Exchange Option Agreement, and Consent of Limited Partners dated December 22, 1997 (7)

10.17 Exchange Option Agreement dated as of October 1, 1997, by and among Carolina FAC, Limited Partnership, FAC Realty, Inc. and the Owners of the Properties and Interests listed therein (7)

10.18 Master Agreement, dated as of October 1, 1997, by and among FAC Realty, Inc., Carolina FAC, Limited Partnership, and the other signatories listed therein (7)

10.19 Amended and Restated Stock Purchase Agreement, dated as of March 23, 1998, between the Company and the Investor (7)

10.20 Stockholders Agreement, dated February 24, 1998, among the Company and the Investor (7)

10.21 Registration Rights Agreement, dated February 24, 1998 between the Company and the Investor (7)

10.22 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Investor (7)

21.1    Subsidiaries of the Registrant

23.1    Consent of Ernst & Young LLP

23.2    Consent of Arthur Andersen LLP

27.1    Financial Data Schedule (electronic filing only)

        --------------------------------

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491)

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 23, 1995

(4) Bank One, Columbus, resigned as trustee effective December 10, 1997, and the issuer has appointed First Union Bank as the successor trustee effective mber 10, 1997.

(5) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(7) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998m as amended on June 3, 1998.

    (b) The following reports on Form 8-K were filed during the last quarter of 1998:

        1. A Form 8-K dated September 16, 1998 reported the acquisition of shopping centers under Item 2;
        2. A Form 8-K/A dated September 16, 1998 reported further acquisitions of shopping centers under Item 2, and included financial statements; and
        3. A Form 8-K/A dated March 23, 1998 reported a change of control of the registrant under Item 1(a).

        SIGNATURES


        --------------------------------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 31, 1999              KONOVER PROPERTY TRUST, INC



                                   By /s/ C. Cammack Morton
                                     -------------------------------------------
                                     C. Cammack Morton
                                     President and Chief Executive Officer



                                   By /s/ Patrick M. Miniutti
                                     -------------------------------------------
                                     Patrick M. Miniutti
                                     Director, Exec. Vice President and
                                     Chief Financial Officer



                                   By /s/ Sona A. Thorburn
                                     -------------------------------------------
                                     Sona A. Thorburn
                                     Vice President and Chief Accounting Officer



                                   By /s/ Simon Konover
                                     -------------------------------------------
                                     Simon Konover
                                     Chairman of the Board of Directors



                                   By /s/ William D. Eberle
                                     -------------------------------------------
                                     William D. Eberle
                                     Board Member



                                   By /s/ J. Richard Futrell, Jr.
                                     -------------------------------------------
                                     J. Richard Futrell, Jr.
                                     Board Member



                                   By /s/ John W. Gildea
                                     -------------------------------------------
                                     John W. Gildea
                                     Board Member



                                   By /s/ Murry N. Gunty
                                     -------------------------------------------
                                     Murry N. Gunty
                                     Board Member



                                   By /s/ Klaus P. Kretschmann
                                     -------------------------------------------
                                     Klaus P. Kretschmann
                                     Board Member



                                   By /s/ Arthur P. Solomon
                                     -------------------------------------------
                                     Arthur P. Solomon
                                     Board Member

                          INDEX TO FINANCIAL STATEMENTS


     Konover Property Trust, Inc.

     Reports of Independent Auditors.......................................2-3

     Consolidated Balance Sheets as of December 31, 1998 and 1997............4

     Consolidated Statements of Operations for the years ended...............5
         December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended ....6
         December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended...............7
         December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements..............................8

     Schedule III - Real Estate and Accumulated Depreciation................21

     Konover Property Trust, Inc. Qualified Employee Stock Purchase Plan....

     Report of Independent Auditor..........................................24

     Statement of Net Assets Available for Plan Benefits....................25

     Statement of Changes in Net Assets Available for Plan Benefits.........26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Konover Property Trust, Inc.:


We have audited the accompanying consolidated balance sheets of Konover Property Trust, Inc. (a Maryland corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Konover Property Trust, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit of Konover Property Trust, Inc. was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III included with consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule as of, and for the year ended December 31, 1998, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





                                                         ARTHUR ANDERSEN LLP



Raleigh, North Carolina,
February 19, 1999.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Konover Property Trust, Inc.


We have audited the consolidated statements of operations, cash flows and changes in stockholders' equity of Konover Property Trust, Inc. for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and changes in stockholders' equity of Konover Property Trust, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                          ERNST & YOUNG LLP


Raleigh, North Carolina,
January 31, 1997

                           KONOVER PROPERTY TRUST, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                         1998              1997
                                                                    ------------------------------
                                                                           (IN THOUSANDS)
                                     ASSETS
INCOME PRODUCING PROPERTIES:
  Land                                                              $   107,338       $   81,233
  Buildings and improvements                                            443,626          292,726
  Deferred leasing and other charges                                     28,569           21,366
                                                                    ------------------------------
                                                                        579,533          395,325
  Accumulated depreciation and amortization                             (67,039)         (50,134)
                                                                    ------------------------------
                                                                        512,494          345,191
  Properties under development                                            6,976            6,456
  Properties held for sale                                                5,956           12,490
  Investment in ventures                                                 32,243            4,283
 OTHER ASSETS:
  Cash and cash equivalents                                              74,989            4,872
  Restricted cash                                                         3,340            3,858
  Tenant and other receivables                                           12,076            7,167
  Notes receivable                                                       24,536           10,458
  Deferred charges and other assets                                       9,839            8,851
                                                                    ==============================
                                                                    $   682,449       $  403,626
                                                                    ==============================
            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Debt on income properties                                         $   304,783       $  232,575
  Capital lease obligations                                                 774            1,131
  Accounts payable and other liabilities                                 15,305            6,993
                                                                    ------------------------------
                                                                        320,862          240,699
                                                                    ------------------------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN OPERATING PARTNERSHIP                               12,246                -

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, Series A, 5,000,000 shares
    authorized, 792,000 and 800,000 issued and outstanding at            18,962           19,162
    December 31, 1998 and 1997, respectively
  Stock purchase warrants                                                     9                9
  Common stock, $0.01 par value, 100,000,000 shares authorized and
    31,207,457 and 11,904,182 issued and outstanding at December            313              119
    31, 1998 and 1997, respectively
  Additional paid-in capital                                            328,705          145,332
  Retained earnings (accumulated deficit)                                 1,612           (1,416)
  Deferred compensation - Restricted Stock Plan                            (260)            (279)
                                                                    ------------------------------
                                                                        349,341          162,927
                                                                    ==============================
                                                                    $   682,449       $  403,626
                                                                    ==============================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                           1998            1997          1996
                                                       --------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
RENTAL OPERATIONS:
  Revenues:
     Base rents                                         $ 49,680         $ 38,535      $  34,099
     Percentage rents                                        886              755            633
     Property operating cost recoveries                   15,808           12,726         11,757
     Other income                                          3,168            1,710            681
                                                       --------------------------------------------
                                                          69,542           53,726         47,170
                                                       --------------------------------------------
  Property operating costs:
     Common area maintenance                               8,050            6,367          5,864
     Utilities                                             1,453            1,173          1,074
     Real estate taxes                                     7,035            5,621          5,098
     Insurance                                             1,001              616            684
     Marketing                                             1,054            1,294          1,001
     Other                                                 2,032              600            254
                                                       --------------------------------------------
                                                          20,625           15,671         13,975
  Depreciation and amortization                           18,515           15,652         13,802
                                                       --------------------------------------------
                                                          39,140           31,323         27,777
                                                       --------------------------------------------
                                                          30,402           22,403         19,393
                                                       --------------------------------------------
OTHER EXPENSES:
  General and administrative                               7,004            6,397          6,199
  Interest                                                19,772           16,436         14,175
  Loss on sale of real estate                                512                -              -
  Adjustment to carrying value of assets                       -                -          5,000
                                                       --------------------------------------------
                                                          27,288           22,833         25,374
                                                       --------------------------------------------
INCOME (LOSS) BEFORE MINORITY INTEREST AND                 3,114            (430)        (5,981)
EXTRAORDINARY ITEM
  Minority interest in Operating Partnership                  86                -              -
                                                       --------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    3,028            (430)        (5,981)
  Extraordinary loss on early extinguishment of debt           -              986            103
                                                       --------------------------------------------
NET INCOME (LOSS)                                       $  3,028         $(1,416)      $ (6,084)
                                                       ============================================
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 $  3,028         $ (430)       $ (5,981)
  Preferred stock dividends                                    -                -          (368)
                                                       --------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM APPLICABLE TO
COMMON  STOCKHOLDERS                                    $  3,028         $  (430)      $ (6,349)
  Extraordinary loss on early extinguishment of debt           -              986           103
                                                       ============================================
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS     $  3,028         $(1,416)      $ (6,452)
                                                       ============================================
BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item applicable    $   0.16         $ (0.04)      $  (0.54)
  to common stockholders
  Extraordinary item                                           -           (0.08)         (0.01)
                                                       --------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS     $   0.16         $ (0.12)      $  (0.55)
                                                       ============================================
WEIGHTED AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING     18,693           11,824        11,817
                                                       ============================================

DILUTED INCOME PER COMMON SHARE:
  Income before extraordinary item applicable to        $   0.14        $   (0.04)     $  (0.54)
  common stockholders
  Extraordinary item                                           -            (0.08)        (0.01)

                                                       --------------------------------------------
  Net income applicable to common stockholders          $   0.14        $   (0.12)     $  (0.55)
                                                       ============================================
WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING     21,878           11,824        11,817
                                                       ============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERY TRUST, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                                        RETAINED     DEFERRED
                                                   CONVERTIBLE    STOCK                   ADDITIONAL    EARNINGS   COMPENSATION
                                                    PREFERRED    PURCHASE                  PAID IN    (ACCUMULATED  RESTRICTED
                                                      STOCK      WARRANTS   COMMON STOCK   CAPITAL      DEFICIT)    STOCK PLAN
                                                  ------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                       $     -    $      -        $   118      $ 160,368   $      -      $      -
  Issuance of 800,000 shares of convertible         19,162           -             -               -          -             -
    preferred stock
  Issuance of 3,152 shares of directors stock           -            -             -              29          -             -
  Issuance of 372,592 shares of restricted stock        -            -             4           3,334          -          (3,338)
  Issuance of 200,000 stock purchase warrants           -            9             -               -          -             -
  Compensation under stock plans                        -            -             -               -          -            392
  Cancellation of 90,000 shares of restricted           -            -            (1)          (899)          -            900
    stock
  Net loss                                              -            -             -               -       (6,084)          -
  Preferred dividends declared ($0.46 per share)        -            -             -           (368)          -             -
  Common dividends declared ($0.75 per share)           -            -             -        (15,118)        6,084           -
                                                  ------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                        19,162           9            121        147,346          -          (2,046)
  Issuance of 7,300 shares of directors stock           -            -             -              45          -             -
  Issuance of 384,852 shares of restricted stock        -            -             3           2,600          -          (2,603)
  Compensation under stock plans                        -            -             -               -          -            493
  Cancellation of 180,000 shares of restricted          -            -            (2)        (1,641)          -           1,643
    stock
  Exchange of 390,884 shares of restricted stock
    for options to repurchase restricted stock          -            -            (3)        (2,641)          -           2,234
  Repurchase of 17,353 shares common stock              -            -             -           (377)          -             -
  Net loss                                              -            -             -               -       (1,416)          -
                                                  ------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                        19,162           9            119        145,332       (1,416)        (279)
  Issuance of 17,360 employee stock purchase            -            -             -              83          -             -
     plan shares
  Issuance of 35,339 shares of restricted stock         -            -             1             275          -           (276)
  Issuance of 21,052,631 shares of common stock
     at $9.50 per share, net of expenses                -            -            211        195,179          -             -
  Repurchase of 1,755,093 shares of common stock        -            -           (18)       (12,297)          -             -
  Exercise of 7,000 stock options                       -            -             -              39          -             -
  Cancellation of 13,184 shares of restricted           -            -             -           (106)          -            106
     stock
  Compensation under stock plans                        -            -             -               -          -            189
  Conversion of 8,000 shares of preferred stock      (200)           -             -             200          -             -
     into 22,222 common shares
  Net income                                            -            -             -               -        3,028           -
                                                  ==============================================================================
BALANCE AT DECEMBER 31, 1998                      $ 18,962     $     9      $     313    $   328,705  $     1,612  $      (260)
                                                  ==============================================================================

                                                       TOTAL
                                                  ------------
BALANCE AT DECEMBER 31, 1995                        $ 160,486
  Issuance of 800,000 shares of convertible            19,162
    preferred stock
  Issuance of 3,152 shares of directors stock              29
  Issuance of 372,592 shares of restricted stock            -
  Issuance of 200,000 stock purchase warrants               9
  Compensation under stock plans                          392
  Cancellation of 90,000 shares of restricted               -
    stock
  Net loss                                             (6,084)
  Preferred dividends declared ($0.46 per share)         (368)
  Common dividends declared ($0.75 per share)          (9,034)
                                                    ----------
BALANCE AT DECEMBER 31, 1996                          164,592
  Issuance of 7,300 shares of directors stock              45
  Issuance of 384,852 shares of restricted stock            -
  Compensation under stock plans                          493
  Cancellation of 180,000 shares of restricted              -
    stock
  Exchange of 390,884 shares of restricted stock
    for options to repurchase restricted stock           (410)
  Repurchase of 17,353 shares common stock               (377)
  Net loss                                             (1,416)
                                                    ----------
BALANCE AT DECEMBER 31, 1997                          162,927
  Issuance of 17,360 employee stock purchase               83
     plan shares
  Issuance of 35,339 shares of restricted stock             -
  Issuance of 21,052,631 shares of common stock
     at $9.50 per share, net of expenses              195,390
  Repurchase of 1,755,093 shares of common stock      (12,315)
  Exercise of 7,000 stock options                          39
  Cancellation of 13,184 shares of restricted               -
     stock
  Compensation under stock plans                          189
  Conversion of 8,000 shares of preferred stock             -
     into 22,222 common shares
  Net income                                            3,028
                                                   ===========
BALANCE AT DECEMBER 31, 1998                        $ 349,341
                                                   ===========

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                 1998          1997          1996
                                                             ------------------------------------------
                                                                          (IN THOUSANDS)
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                        $   3,028     $  (1,416)   $  (6,084)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
          Adjustment to carrying value of assets                       -             -        5,000
          Minority interest in Operating Partnership                  86             -            -
          Depreciation and amortization                           18,515        15,652       13,802
          Loss on sale of real estate                                512             -            -
          Extraordinary loss on early extinguishment of debt           -           986          103
          Amortization of deferred financing costs                   820         1,562        1,422
          Compensation under stock plans                           1,419           493          392
          Net changes in:
            Tenant and other receivables                          (4,909)       (1,303)        (619)
            Deferred charges and other assets                       (998)          139          122
            Accounts payable and other liabilities                  (238)       (3,151)      (6,489)
                                                             ------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               18,235        12,962        7,649
                                                             ------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in income-producing properties                  (15,349)      (15,025)     (18,234)
      Proceeds from sale of real estate                            7,967             -            -
      Acquisition of income-producing properties, net            (19,824)      (32,421)           -
      Investment in ventures                                     (29,101)       (4,283)           -
      Advances under notes receivable, net                       (14,078)      (10,458)           -
      Change in restricted cash                                      518             2          946
                                                             ------------------------------------------
          NET CASH USED IN  INVESTING ACTIVITIES                 (69,867)      (62,185)     (17,288)
                                                             ------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from debt on income properties                     82,721       135,856        5,061
      Repayment of debt on income properties                    (142,466)            -            -
      Proceeds from exchangeable notes                                 -             -       20,000
      Proceeds from other debt                                         -             -        9,580
      Deferred financing charges                                  (1,221)       (1,947)      (2,289)
      Other debt repayments                                         (482)      (86,516)      (1,936)
      Net proceeds from sale of common stock                     195,390             -            -
      Exercise of stock options                                       39             -            -
      Issuances of shares under employee stock purchase plan          83             -            -
      Repurchase of common stock                                 (12,315)         (360)           -
      Distributions to stockholders                                    -             -      (15,427)
      Other                                                            -            28           29
                                                             ------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES              121,749        47,061       15,018
                                                             ------------------------------------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            70,117        (2,162)       5,379
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   4,872         7,034        1,655
                                                             ==========================================
  CASH AND CASH EQUIVALENTS AT END OF YEAR                       $74,989       $ 4,872      $ 7,034
                                                             ==========================================
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid during the year for interest (net of
        interest capitalized of $987 in 1998, $1,525 in
        1997 and $1,974 in 1996)                                 $19,884       $14,505      $15,347
                                                             ==========================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

    Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-administrated and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership, and operation of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

     Over the past five years, the Company has grown from an owner of retail shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 8.1 million square feet.

On December 31, 1998, the Company-owned properties consisted of:

1. 47 community shopping centers in 17 states aggregating approximately 5,871,000 square feet;

2. 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

3. 2 centers aggregating approximately 167,000 square feet that are held for sale; and

4. approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

    The weighted-average square feet of gross leasable area were 7.2 million square feet for the year ended December 31, 1998 and 5.3 million square feet for the same period in 1997.

    On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership, (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of December 31, 1998. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany balances have been eliminated in consolidation.

    Properties which are wholly-owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

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

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Depreciation is provided utilizing the straight-line method over the estimated useful life of up to 39 years for buildings and improvements, and 5 to 15 years for land improvements.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

     Substantially all of the income-producing properties have been pledged to secure the Company's debt.

     Properties under development include costs related to new development and expansions in process totaling approximately $7.0 million and $6.5 million at December 31, 1998 and 1997, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and to complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges operations for the costs of unsuccessful development projects.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"; which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cashflows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss recognized shall be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company periodically reviews its income-producing properties for potential impairment when circumstances indicate that the carrying amount of such assets may not be recoverable.

PROPERTIES HELD FOR SALE

     As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of those assets now held for sale. In accordance with SFAS No. 121, assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in 1996 and 1995, the Company recorded a non-cash $5.0 million and $8.5 million adjustments to the carrying values of the properties held for sale. On April 30, 1998, the Company sold a property it was holding for sale for $5.7 million resulting in a loss of $0.4 million. The Company continues to operate the two other properties held for sale as of December 31, 1998 and is actively marketing these properties.

     After recording the $5.0 million and $8.5 million valuation adjustment in 1996 and 1995, respectively, the net carrying value of assets currently being marketed for sale at December 31, 1998 and 1997 are $6.0 million and $12.5 million, respectively. Debt associated with these properties held for sale was less than $0.1 million and $12.3 million at December 31, 1998 and 1997, respectively.

     The following summary financial information pertains to the properties held for sale for the year ended December 31 (in thousands):

                                                   1998        1997       1996
                                                   ----        ----       ----
Revenues                                          $   409   $  1,100     $2,100
Net loss after  operating and interest expenses   $  (920)  $ (1,100)   $(1,000)
                                                 ========== =========== =======
INTEREST COSTS

     Interest costs are capitalized to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $1.0 million, $1.5 million and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of interest income on cash and escrow deposit balances.

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

     In connection with the sale of a $95 million securitized debt offering in 1995, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases. Such holdback amounts were approximately $3.3 and $3.9 million at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

     The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in tenant and other receivables in the accompanying balance sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales that are recognized ratably on an estimated basis throughout the year. In addition, certain leases provide for additional rents based on a percentage of sales volume above a specified breakpoint which are recognized as percentage rents. Also, most leases provide for the reimbursement of real estate taxes, insurance, advertising, utilities and certain common area maintenance (CAM) costs which are recognized as property operating cost recoveries. The percentage rents and property operating cost recoveries are reflected on the accrual basis. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, insurance and CAM costs, the Company has allocated a portion of base rents to property operating cost.

    Amounts allocated to property operating cost recoveries from base rent were $4.1 million, $3.8 million and $3.3 million in 1998, 1997 and 1996, respectively. For tenants who are not obligated to pay directly or reimburse the Company for utility costs related to their store, the Company has allocated a portion of their base rents to offset the utility expense in the amounts of $1.1 million, $1.3 million and $1.2 million in 1998, 1997 and 1996, respectively.

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

INCOME/(LOSS) PER COMMON SHARE

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

    For the year ended December 31, 1998, the denominator for diluted earnings per share is calculated as follows, (in thousands):

Denominator for basic weighted-average shares outstanding
                                                                 18,693
    Effect of dilutive securities:
       Preferred stock                                            2,222
       Employee stock option                                         33
       Restricted stock                                             328
       Operating partnership units                                  602
                                                                 ------
       Dilutive potential shares                                  3,185
                                                                 ------
    Denominator-adjusted-weighted average shares and
    assumed conversions                                          21,878
                                                                 ======

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    For the years ended December 31, 1997 and 1996, basic and diluted EPS are computed based on a weighted-average number of shares outstanding of 11,824,000 and 11,817,000, respectively. Potential common shares have been excluded from diluted EPS for 1997 and 1996 because their inclusion would be antidilutive.

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DIVIDENDS

     During 1996, distributions were paid of $0.75 per share. There were no dividends paid or accrued for the year ended December 31, 1998 and 1997.

    In November of 1998, the Company announced its intent to pay an annual dividend of $0.50 per common share payable at a rate of $0.125 per common share per quarter. The first quarter 1999 dividend of $0.125 per share is payable on March 31, 1999 to stockholders of record on March 15, 1999. A portion of the dividend payment will be a return of capital, as the Company expects to utilize its tax net loss carryover in 1999.

RECLASSIFICATIONS

     Certain amounts from prior years were reclassified to conform with current year presentation. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

ACCOUNTING CHANGE

     In 1998, the Company has changed from a 31.5 year to a 39 year life for building depreciation. The change conforms to predominant industry practice and matches book to tax depreciation. The change has been applied to all current buildings using a half-year convention and on a prospective basis to assets acquired after December 31, 1998. The effect of this change for 1998 was to increase net income by $0.6 million and earnings per share by $0.03.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective for the year ended December 31, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 130, "REPORTING COMPREHENSIVE INCOME". Comprehensive income includes net income and all other non-owner changes in equity during a period. All changes in the Company's equity relate to owners. Therefore, comprehensive income equals net income for all periods presented.

     Effective for 1998 reporting, the Company adopted SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". Under the provisions of the new standard, the Company has one reporting segment, Retail Shopping Centers.

During 1998, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. Implementation of this standard did not have a material impact on the financial results of the Company.

3.   INVESTMENT IN VENTURES

    A summary of the Company's investments in ventures at December 31, 1998 and 1997, is as follows (all investments are accounted for under the equity method, in thousands):

                                                                 December 31,
                          Location            Ownership %      1998      1997
                                                            -------------------
    Atlantic Realty       North Carolina          50%       $   7,442 $   2,803
    Mount Pleasant KPT    Mount Pleasant, SC      50%          18,759     1,480
    Wakefield Investment  Wake Forest, NC         95%             570       -
    Falls KPT             Raleigh, NC             50%           5,472       -
                                                            --------- ---------
                                                            $  32,243 $   4,283
                                                            ========= =========

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   INVESTMENT IN VENTURES (CONTINUED)

    At December 31, 1998, the majority of the properties owned by the ventures are under development and have no operations with the exception of a center in Pembroke, North Carolina, which is a project with Atlantic Realty. The operations of the Pembroke center were immaterial during 1998. The acquisition and development of the venture properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the ventures is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective venture partners.

    Summary unaudited financial information of ventures accounted for using the equity method is as follows (in thousands):

                                                          DECEMBER 31,
        BALANCE SHEETS                               1998             1997
                                               ---------------- ------------
        ASSETS:
          Investment properties at cost, net       $ 47,672          $4,283
          Cash and cash equivalents                     112               -
          Other assets                                   39               -
                                               ================ ============
        TOTAL ASSETS                               $ 47,823          $4,283
                                               ================ ============
        LIABILITIES AND VENTURES' EQUITY:
          Mortgages and other notes payable        $ 11,633          $    -
          Accounts payable and other
             liabilities                              1,883               -
                                               ---------------- ------------
          Total liabilities                          13,516               -
          Ventures' equity                           34,307           4,283
                                               ================ ============
        TOTAL LIABILITIES AND VENTURES' EQUITY     $ 47,823          $4,283
                                               ================ ============
4.   DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets as of December 31, net of accumulated amortization of $5,451 and $4,267 at December 31, 1998 and 1997, are summarized as follows (in thousands):

                                        1998             1997
                                  -----------------------------
    Deferred financing costs, net   $   6,312         $  5,531
    Prepaid expenses                      676              248
    Other assets, net                   2,851            3,072
                                  =============================
                                    $   9,839         $  8,851
                                  =============================

     Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized on a straight line basis over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

     During 1993, as part of the Company's initial public offering, the Company acquired a favorable lease agreement for land and buildings which has been capitalized as an intangible asset. This asset is being amortized over the remaining life of the lease. The carrying value of the intangible asset, approximating $2.5 and $2.8 million at December 31, 1998 and 1997, respectively, is reviewed if the facts and circumstances suggest that it may be impaired. If such a review indicates that the carrying amount of the asset may not be recoverable, the Company will reduce the carrying value by the amount of the impairment.

5.   NOTES RECEIVABLE

    In December 1997, the Company advanced $8.5 million to Davie Plaza Limited Partnership which was used to prepay certain debt on a shopping center at a discount. The Company received a $2.0 million payment on this note in January, 1999. The note receivable is secured by the shopping center and is repayable in June 1999. (See Related-Party Transactions, Note 15)

    On May 22, 1998, the Company issued a promissory note to evidence a loan made in the amount of $2.5 million to VFP, LLC. The note is secured by a 53.78 acre tract of land near Myrtle Beach, South Carolina.
The note accrues interest at 10% and matures November, 1999.

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   NOTES RECEIVABLE (CONTINUED)

    During 1998, the Company made advances to a venture, Wakefield Investment, totaling $10.6. Of this amount $7.2 million accrues interest at 11% per annum plus participation in profits of the venture and matures August, 2001. The remaining $3.4 million accrues interest at 15% and matures March 28, 1999. The carrying values of the Company's notes receivable at December 31, 1998, approximate fair value.

6.   DEBT ON INCOME PROPERTIES

     Debt on income properties consists of the following at December 31 (in thousands):

                                                                               1998          1997
                                                                           -------------------------
Mortgage notes secured by 16 properties with monthly payments ranging from $2 to $13, interest rates ranging from 7.37% to 10.13 %. Unpaid
     principal and accrued interest due from October 2001 to July 2018.    $ 108,708     $       -
$150,000 revolving credit facility with Capital America, interest at a
     rate of LIBOR  plus 2.25% (7.37% at December 31, 1998) (a) (b)           31,439       134,545
$75,000 credit facility with Capital America, monthly principal payments
     range from approximately $19 to $146 with entire balance due March,      74,754             -
     2013 and effective interest rate of 7.73% (b)
ClassA Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $140 to $173 determined using various parameters
     plus weighted average monthly interest payments at 7.51%.  Unpaid        52,882        54,583
     principal and accrued interest due June, 2002 (c)
Class B Mortgage Notes - monthly interest payments at 7.87% with entire       20,000        20,000
     balance due June, 2002 (c)
Class C Mortgage Notes - monthly interest payments at 8.40% with entire       17,000        17,000
     balance due June, 2002 (c)
Note payable to a financial institution with 45 monthly principal and interest payments of approximately $59 with interest of prime rate
     (8.5% at December 31, 1997) plus 2 1/4%. Balance repaid in August,            -         5,711
     1998 from proceeds from PSR funding (see Note 12)
$2,500 credit facility with a financial institution, interest at prime
     rate (7.75 at % December 31, 1998) plus 1/2%                                   -          736
                                                                           -------------------------
                                                                           $ 304,783     $ 232,575
                                                                           =========================

(a) The Company obtained a $150 million credit facility with Capital America in February 1997. The credit facility with Capital America is secured by five of the Company's centers plus an assignment of excess cash flow from the properties held by KPT REMIC Loan LLC. The Capital America credit facility was for a term of 2 years with a 1-year renewal option which was exercised in 1999 and now expires in February, 2000. This new credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage. All financial convenants were satisfactorily met for the year ended December 31, 1998.

(b) On March 11, 1998, the Company closed on a $75 million, 15 year permanent credit facility secured by 11 properties previously securing the $150 million revolving credit facility. The proceeds from this securitization were used to pay down certain outstanding amounts on the $150 million Capital America facility.

(c) In 1995, the Company's wholly owned subsidiary, FSA Finance, Inc. closed a $95 million rated debt securitization (the "Mortgage Notes"). The monthly principal payments for the securitization range from approximately from $19 to $146 with the entire balance due June, 2002. The total offering of $95 million consisted of $58 million of Class A Mortgage Notes rated "AA"; $20 million of Class B Mortgage Notes rated "A"; and $17 million of Class C Mortgage Notes rated "BBB". The Mortgage Notes are secured by a cross-collateralized mortgage which originally covered 18 centers owned by KPT REMIC Loan LLC Mortgage Notes are subject to Optional Redemption (as defined) in whole or in part on any payment date beginning on June 1, 1998. Any Optional Redemption occurring on or prior to December 1, 2001 is subject to the payment of a yield maintenance premium. In December 1998, the Company completed a substitution and recollateralization of its securitization which now is secured by 24 properties.

     Combined aggregate principal maturities of notes payable are as follows (in thousands):

       1999                            $   3,504
       2000                               35,210
       2001                                8,500
       2002                               91,734
       2003                               11,074
       Thereafter                        154,761
                                      ----------
                                       $ 304,783
                                      ==========
6.   DEBT ON INCOME PROPERTIES (CONTINUED)

    The Company estimates that the fair value of notes payable approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the fair value of amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998.

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   LEASES

     The Company leases certain signage and equipment under capital lease agreements which expire beginning in 1999 through 2009. Amortization of assets acquired through capital leases is included with depreciation and amortization expense in the accompanying statements of operations. Rent expense for the year ended December 31, 1998, 1997 and 1996 was $0.7 million, $0.2 million and $0.2 million, respectively.

     Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 1998, are as follows (in thousands):

                                                           CAPITAL       OPERATING
                                                           LEASES          LEASES
                                                       -------------------------------
   1999                                                    $   304         $   690
   2000                                                        280             609
   2001                                                        248             610
   2002                                                        105             447
   2003                                                         17             185
   Thereafter                                                    -           1,031
                                                       -------------------------------
                                                               954         $ 3,572
                                                                       ===============
   Less amounts representing interest ranging from 8%
   to 13%                                                      180
                                                       ----------------
   Present value of minimum lease payments                 $   774
                                                       ================

8.   MINORITY INTEREST

    Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with acquisitions of properties. In connection with the acquisition of properties for the years ended 1998 and 1997, the Company issued 982,593 and 0 units, respectively. The limited partnership interests outstanding as of December 31, 1998 have the same economic characteristics as would 982,593 common shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of common shares of the Trust.

9.   CONVERTIBLE PREFERRED STOCK

    On April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25.0 million of the Company's Exchangeable Notes (the "Exchangeable Notes"), and $5 million of its Senior Note, both of which were unsecured. On April 3 and 29, 1996, Exchangeable Notes with an aggregate principal amount of $10.0 million each were sold pursuant to the Agreements.

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

        On November 23, 1998, 8,000 shares of the Company's Series A Preferred Stock were exchanged by the holders into 22,222 shares of common stock.

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   CONVERTIBLE PREFERRED STOCK (CONTINUED)

        On August 1, 1996, the Company issued holders of the Exchangeable Notes 800,000 shares of the Company's Series A Preferred Stock in exchange for notes with an aggregate principal amount of $20 million (net of issue cost of $838,000). The 800,000 shares of the Series A Preferred Stock are convertible, at the option of the holders, into an aggregate of 2,222,222 shares of the Company's Common Stock. No dividends were accrued or paid on the Series A Preferred Stock in 1998 or 1997.

     On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, $2.5 million of the Senior Notes were placed at 100% of their face amount. In March 1997, the Company repaid the Senior Notes at their face amounts from the proceeds of the Capital America credit facility.

     In connection with the issuance of the Exchangeable Notes and the initial $5 million of Senior Notes, on April 3, 1996 the Company issued the holder detachable warrants for the purchase of 200,000 shares of Common Stock of the Company. Each warrant entitles the holder, subject to certain conditions, to purchase on or before April 3, 2003 one share of Common Stock of the Company at a price equal to $9.50 per share, subject to adjustment under certain conditions. The warrants were valued using the Black-Scholes pricing model at an aggregate value of $6,000 at the issuance date. The $2.5 million of Senior Notes have detachable warrants for the purchase of 100,000 shares of Common Stock of the Company that were issued with terms and conditions similar to the existing Senior Notes, except that each warrant entitles the holder to purchase one share of Common Stock at a price equal to $8.375 per share. These warrants were valued at an aggregate value of $3,000 at the issuance date.

10.  STOCK OPTION AND COMPENSATION PLANS

EMPLOYEE STOCK INCENTIVE PLAN

     The Company has established a stock option plan which provides for the issuance of 2,800,000 shares through the grant of qualified and nonqualified options to officers and employees at exercise prices not less than market value on the date of grant. Generally, options vest proportionately over a period of four to five years from the date of grant and are exercisable for 10 years from the date of grant.

     A summary of changes in outstanding options is as follows:

                                             1998                  1997                 1996
                                     --------------------- --------------------- -------------------
                                                   AVG.                                     AVG.
                                       SHARES     PRICE      SHARES   AVG. PRICE  SHARES   PRICE
                                     ----------- --------- --------- ----------- -------- ----------
     Balance, beginning of year         743,250      9.29  1,047,500 $  15.01    432,500  $  22.72
        Options granted, at market      150,000      7.63   645,000  $   5.78    615,000  $  23.00
        Converted   to   restricted   (735,000)      6.16  (949,250) $  13.43       -         -
        stock
        Exercised                       (7,000)      5.63         -      -          -         -
                                     ----------- --------- --------- ----------- -------- ---------
     Balance, end of year               151,250     21.67   743,250  $   9.29   1,047,500 $  15.01
                                     =========== ========= ========= =========== ======== ==========
     Exercisable, end of year           147,650     21.68   281,800  $  13.14    512,820  $  13.14
                                     =========== ========= ========= =========== ======== ==========
     Weighted Average Fair Value
        of Options Granted During
        the Year                                 $   2.19            $   1.66             $   5.34
                                     =========== ========= ========= =========== ======== ==========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                               OPTIONS OUTSTANDING                  OPTIONS
                                   EXERCISABLE
                    -------------------------------------- -------------------
                                             Weighted
                                             Average
                                            Remaining
     Exercise                              Contractual
      Prices              Shares          Life in Years            Shares
------------------- ------------------ ------------------- -------------------
     $   23.00          123,250                4.5                123,250
     $   21.50           18,000                6.0                 14,400
     $   5.63            10,000                8.3                 10,000
                    ------------------                     -------------------
                        151,250                                   147,650
                    ==================                     ===================

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  STOCK OPTION AND COMPENSATION PLANS (CONTINUED)

     The fair value of each option granted in 1998, 1997, and 1996 is estimated using the Black-Scholes option pricing model with the following assumptions:

                                           1998        1997       1996
                                         ---------   --------   ----------
          Dividend yield                   0.00%       0.00%       0.00%
          Expected volatility             10.40%      10.40%      10.40%
          Risk-free interest rate          6.80%       6.80%       6.99%
          Expected life in years           4           5          10

RESTRICTED STOCK PLAN

     The Company's shareholders' approved a restricted stock plan in 1996 whereby the Company can award up to 2,250,000 shares of common stock to employees. Generally, awards under the plan vest at the end of the restriction period, which is typically three years. The awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

                                                         1998         1997         1996
                                                     ------------ ------------ ------------
       Restricted shares outstanding at January 1        79,207     42,592             -
       Number of restricted shares awarded               35,339    444,852        42,592
       Number of restricted shares exchanged for
         options to repurchase restricted stock               -    390,884             -
       Restricted shares repurchased or cancelled        18,877     17,353             -
                                                     ============ ============ ============
       Restricted shares outstanding at December 31      95,669     79,207        42,592
                                                     ============ ============ ============
       Annual expense, net                           $  189,000   $493,000     $ 392,000
       Award date - average fair value per share     $     8.10   $   6.62     $   10.73

     On November 11, 1997, the Company adopted a plan whereby members of the Company's executive management exchanged a total of 390,884 shares of restricted stock previously awarded to them for the right to repurchase such shares. Holders of these repurchase rights have no voting rights, but are entitled to receive a dividend equivalent, an amount equal to any cash dividends paid to common stockholders. Recipients of the repurchase rights may exercise their rights at any time beginning the date the restricted stock subject to the repurchase right becomes vested and ending 15 years from the date of vesting. The exercise price is generally 10% of the fair market value of the restricted stock subject to the repurchase right determined on the date of grant of the repurchase right. There is no effect on the amount of compensation to be recorded as a result of the exchange as the effective value of the restricted stock granted is the same as the value of the discounted repurchase right. During 1998, the Company converted options to purchase 735,000 shares previously issued under the Company's Employee Stock Incentive Plan to restricted stock subject to repurchase rights at the same exercise price as the options. The Company also issued 302,713 repurchase rights to members of its executive management with a value of $2.3 million. Compensation expenses related to the repurchase rights for the years ended December 31, 1998 and 1997 was $1.2 million and $0.4 million, respectively. At December 31, 1998 and 1997, 144,695 and -0- repurchase rights were exercisable, respectively.

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

EMPLOYEE STOCK PURCHASE PLAN

     During 1997, the Company adopted an Employee Stock Purchase Plan (ESPP) to provide all full-time employees an opportunity to purchase shares of its common stock through payroll deductions over a six-month subscription period. A total of 50,000 shares are available for award under this plan. The purchase price is equal to 85% of the fair market value on either the first or last day of the subscription period, whichever is lower. Stock issuances in connection with this plan are as follows:

                                       1998                      1997
                            --------------------------- ----------------------
                               SUBSCRIPTION PERIOD       SUBSCRIPTION PERIOD
                            -------------- ------------ ---------- -----------
                             JANUARY 1 -     JULY 1 -   JANUARY 1   JULY 1 -
                               JUNE 30     DECEMBER 31  - JUNE 30  DECEMBER 31
                                               (1)
                            -------------- ------------ ---------- -----------
     Number shares               7,899       10,830         -0-      6,530
     Price per share             $6.59        $6.00         -0-      $5.21

(1) These shares were issued by the Company in 1999.

10.  STOCK OPTION AND COMPENSATION PLANS (CONTINUED)

PRO FORMA INFORMATION

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its stock

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option, restricted stock, and employee stock purchase plan. Had the Company elected to recognize compensation cost for these plans based on the fair value at the date of grant, as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have changed by the pro forma amounts indicated in the table below (in thousands, except per share data):

                                         1998                    1997                   1996
                                ----------- ----------- ---------------------- ----------------------
                                 REPORTED    PROFORMA    REPORTED   PROFORMA    REPORTED   PROFORMA
                                ----------- ----------- ---------- ----------- ---------- -----------
Net income (loss) available to
   common stockholders          $  3,028    $  3,077    $(1,416)    $(2,481)    $(6,349)   $(7,481)
Net income (loss) per share -
    basic                       $   0.16    $   0.16    $ (0.12)    $ (0.21)    $ (0.55)   $(0.63)
Net income (loss) per share -
    diluted                     $   0.14    $   0.14    $ (0.12)    $ (0.21)    $ (0.55)   $(0.63)

OTHER PLANS

     The Company offers the Konover Property Trust, Inc. 401(k) and Profit Sharing Plan (the "Plan"), a tax qualified defined contribution plan to its employees. The Plan covers substantially all employees of the Company who have attained 21 years of age and completed at least one year of service. Eligible employees may elect to contribute 1% to 15% of their compensation to the Plan. The Company may elect to match a certain percentage of each employees contribution and may also elect to make a profit sharing contribution. For the years ended December 31, 1998, 1997 and 1996, the Company contributed $136,530, $102,579 and $64,084, respectively, as a matching contribution and there was no profit sharing contribution made by the Company.

11.  TENANT LEASE AGREEMENTS

    The Company is the lessor of retail stores under operating leases with initial terms that expire from 1999 to 2017. Many leases are renewable for five years at the lessee's option. Expected future minimum rents to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 1998, are as follows (in thousands):

       1999                        $   55,128
       2000                            46,238
       2001                            37,264
       2002                            30,532
       2003                            22,885
       Thereafter                     111,901
                                -----------------
                                   $  303,948
                                =================

    For the years ended December 31, 1998, 1997 and 1996 rental revenue from a single major tenant, VF Corporation, comprised approximately 9.5%, 11.0% and 14.0%, respectively, of total rental revenue.

12.  ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

    On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's ownership interest in the Company is 61%, assuming conversion of outstanding preferred stock and units into shares. Under the terms of the Transaction agreements, for as long as PSR's investment in the Company is $50 million or more, PSR has the right to participate in future equity issuances to preserve its ownership interest.

    Pursuant to the Contingent Value Rights Agreement, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

    On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company acquired nine of the Konover community shopping centers for a total purchase price of $85.4 million consisting of $55.2 million in debt assumption, $26.8 million in cash and 369,000 of Operating Partnership Units, valued at $9.50 per share.

    For financial reporting purposes, the nine Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no significant conditions outstanding. All of the acquired properties are held directly or indirectly, by KPT Properties, L.P. Of the original eleven community centers, the remaining two will continue to be managed by the Company, but will not be acquired.

     On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell and John N. Kane, ("Rodwell/Kane"). The acquired centers encompass approximately 950,000 square feet and are, in the aggregate, 94% leased.

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In March, 1997, the Company purchased five community shopping centers ("North Hills") located in the Raleigh, North Carolina area for $32.4 million from an unrelated third party. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc., K-Mart Corporation and Eckerd Drug. The acquisition was funded from the Company's line of credit facility. As a result of the acquisition, the Company ended 1997 with 41 shopping centers containing an aggregate of approximately 5.5 million square feet of GLA.

     On January 7, 1998, the Company completed the purchase of a 55,909-square foot shopping center located in Danville, VA. This Food Lion anchored center was purchased for $3.1 million.

13.  PROFORMA INFORMATION (UNAUDITED)

     Pro forma results of operations for the year ended December 31, 1998 and 1997 are set forth below and assume the Konover, Rodwell/Kane and North Hills acquisitions discussed above had been completed as of the January 1, 1997. The pro forma condensed statements of operations are not necessarily indicative of actual results of operations of the Company assuming such transactions had been completed as of the beginning of the period, nor do they purport to represent results of operations of future periods (in thousands, except for per share data).

                                                             ADJUSTMENT
                                           ACTUAL    ------------- -------------   PRO FORMA
                                            1998        KONOVER    RODWELL/KANE      1998
                                            ----        -------    ------------      ----
Revenues                                 $  69,542     $  2,537      $  1,580      $ 73,659
Property operating costs                    20,625          600           302        21,527
Depreciation and amortization               18,515          438           305        19,258
General and administrative                   7,004           80            10         7,094
Interest                                    19,772        1,155           666        21,593
Loss on sale of real estate                    512            -             -           512
                                        ------------ ------------- ------------- -------------
INCOME BEFORE EXTRAORDINARY ITEM AND
MINORITY INTEREST                        $   3,114     $    264      $    297      $  3,675
                                        ============ ============= ============= =============
INCOME BEFORE EXTRAORDINARY ITEM
PER COMMON SHARE                         $    0.16     $   0.01      $   0.02      $   0.20
                                        ============ ============= ============= =============
DILUTED INCOME BEFORE EXTRAORDINARY
ITEM PER COMMON SHARE                    $     0.14     $   0.01      $   0.01      $   0.17
                                        ============ ============= ============= =============

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  PROFORMA INFORMATION (UNAUDITED) (CONTINUED)

                                                                   ADJUSTMENT
                                        ACTUAL     -------------------------------------------   PROFORMA
                                         1997         KONOVER     RODWELL/KANE   NORTH HILLS       1997
                                         ----         -------     ------------   -----------       ----
Revenues                              $  53,726      $ 9,833        $ 6,939       $ 1,293        $71,791
Property operating costs                 15,671        2,489          1,189           336         19,685
Depreciation and amortization            15,652        1,752          1,465           202         19,071
General and administrative                6,397          320            200            25          6,942
Interest                                 16,436        4,619          3,500           626         25,181
                                     ------------- -------------- ------------- -------------- -------------
(LOSS) INCOME BEFORE EXTRAORDINARY
ITEM                                  $   (430)      $   653        $   585       $   104        $   912
                                     ============= ============== ============= ============== =============
(LOSS) INCOME BEFORE EXTRAORDINARY
ITEM PER COMMON SHARE - BASIC         $  (0.09)      $  0.06        $  0.05       $  0.01        $  0.07
                                     ============= ============== ============= ============== =============
(LOSS) INCOME BEFORE EXTRAORDINARY
ITEM PER COMMON SHARE - DILUTED       $  (0.09)      $  0.05        $  0.04       $  0.01        $  0.06
                                     ============= ============== ============= ============== =============

14.  COMMITMENTS AND CONTINGENCIES

     The Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business. Management does not expect the resolution of these matters to have a significant impact on the Company's financial position or results of operations.

15.  RELATED-PARTY TRANSACTIONS

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

     In 1997, J. Dixon Fleming, Jr. resigned as Chairman and Chief Executive Officer of the Company. Pursuant to his three-year employment agreement entered into on December 15, 1995, he was entitled to a lump sum distribution of the value of the remaining term of the agreement. The Company charged $767,000 to general and administrative expense in 1996 for the remaining value of his contract.

    In December 1997, the Company issued a note receivable of $8.5 million to Davie Plaza Limited Partnership, a Florida limited partnership of which Simon Konover, Chairman of the Board of the Company is a 49% owner. The loan is secured by a first mortgage position on a 299,778 s.f. retail shopping center located in Davie, Florida. In January, 1999, the Company received a $2 million paydown. The outstanding balance is now $6.5 million and carries interest at LIBOR plus 2.5% payable monthly and matures on June 30, 1999.

16.  TERMINATED ACQUISITION

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

                          KONOVER PROPERTY TRUST, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  QUARTERLY INFORMATION (UNAUDITED)

     Selected quarterly financial data for the four quarters in 1998 and 1997 is as follows (in thousands, except per share data)

                                                                 QUARTER ENDED
                                           --------------------------------------------------------
                                             MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           --------------------------------------------------------
1998:
   Total revenue                             $ 13,929     $18,404      $ 18,350        $  18,859
                                           ========================================================
   Net (loss) income applicable
      to common shareholders                 $   (101)    $  (778)     $       197     $   3,710
                                           ========================================================
   Basic earnings (loss) per common share:
     (Loss) income before extraordinary
     items                                   $(0.01)      $  (0.05)    $    0.01       $    0.12
                                           ========================================================
     Net (loss) income                       $(0.01)      $  (0.05)    $    0.01       $    0.12
                                           ========================================================

   Diluted earnings (loss) per common share:
     (Loss) income before extraordinary
     item                                    $(0.01)      $  (0.05)   $     0.01       $    0.11
                                           ========================================================
     Net (loss) income                       $(0.01)      $  (0.05)   $     0.01       $    0.11
                                           ========================================================

                                                                 QUARTER ENDED
                                           --------------------------------------------------------
                                             MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                           --------------------------------------------------------
1997:
   Total revenue                             $ 11,922     $13,475      $ 13,614        $  14,715
                                           ========================================================
   Net (loss) income applicable
      to common shareholders                 $   (2,422)  $   119      $       329     $     558
                                           ========================================================
   Basic earnings (loss) per common share:
     (Loss) income before extraordinary
    items                                    $(0.12)      $   0.01     $    0.03       $    0.04
     Extraordinary item                       (0.08)           -           -                -
                                           ========================================================
     Net (loss) income                       $(0.20)      $   0.01     $    0.03       $    0.04
                                           ========================================================

   Diluted earnings (loss) per common share:
     (Loss) income before extraordinary
     item                                    $(0.12)      $   0.01    $     0.02       $    0.04
     Extraordinary item                       (0.08)         -             -                -
                                           ========================================================
     Net (loss) income                       $(0.20)      $   0.01    $     0.02       $    0.04
                                           ========================================================

                         KONOVER PROPERTY TRUST, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                              At December 31, 1998

                                                                              Cost Capitalized
                                            Initial Cost to Company      Subsequent to Acquisition
                                        ------------------------------- ----------------------------
                                                           Bldg. and                     Bldg. and
Property                  Encumbrances        Land          Impvmts.         Land        Imprvmts.
------------------------ -------------- --------------- --------------- -------------- -------------
Boaz, Al                  $  3,284,499   $     34,998    $     42,004     $    4,232    $ 1,490,703
Casa Grande, AZ                 54,326      2,220,397      10,557,446                       588,713
Mesa, AZ                     4,467,023      1,399,858       7,060,705        524,004      3,929,517
Tucson, AZ                   1,224,727        772,231       3,572,837         20,215        262,832
Lathrop, CA                         --      2,842,636       7,048,844                     1,465,246
Vacaville, CA               28,697,605     30,008,142      49,464,506                     1,301,833
Graceville, FL               2,313,576        556,765       2,544,654                       349,438
Lake Park, GA                2,645,472      1,128,056       4,801,250                       107,674
West Frankfort, IL             644,611        471,041       2,130,358                       118,776
Story City, IA               2,257,400        601,802       2,737,481         22,653      2,129,742
Carrollton, KY                      --        340,190       1,555,641                        70,865
Georgetown, KY               7,783,006        937,490       6,510,116                       118,599
Hanson, KY                     814,869        308,876       1,408,641                        77,693
Arcadia, LA                  1,925,461        404,864       1,856,173          3,492      1,654,322
Iowa, LA                     3,480,871        627,061       2,860,591                     2,597,208
Kittery, ME                  1,336,716        355,080       2,485,826                       113,110
Branson, MO                 11,229,609      5,702,365      24,600,479         32,600        860,289
Lebanon, MO                  1,945,009        403,915       1,889,710                       147,564
Tupelo, MS                   1,538,799        430,765       1,956,158         11,484      1,214,117
Nebraska City, NE            1,822,120        400,684       1,813,050         16,225      1,821,029
Las Vegas, NV                5,510,058      7,158,719      18,761,605                       465,158
Conway, NH                          --        324,652       2,277,122                       122,693
Lake George, NY              1,926,723        975,466       4,441,445                       337,989
Smithfield, NC              24,140,177         77,667       9,064,651      1,428,124      7,407,577
Crossville, TN               5,092,393        519,239       2,415,619         11,389      4,415,637
Nashville, TN               21,713,971      5,125,939      10,899,810                     6,021,700
Tri-Cities, TN                      --        353,983       5,648,812        656,818         78,028
Union City, TN                 969,014        296,580       1,343,859          2,983        136,815
Corsicana, TX                  713,945        336,335       1,533,169                       104,926
Hempstead, TX                1,153,189        375,487       1,711,282        (99,997)        71,469
LaMarque, TX                 3,661,599      4,066,414      11,864,248                       310,620
Livingston, TX                 855,856        354,381       1,615,979                       114,539
Mineral Wells, TX              875,349        315,944       1,441,675                        75,572
Sulphur Springs, TX          2,014,313        512,898       2,326,326            131        443,988
Draper, UT                   5,872,997        718,188       4,294,019         56,513      4,798,069
North Bend, WA              12,122,205      8,428,229      12,052,296         41,432     13,931,147
Eastgate, NC                        --        688,256       3,153,235       (416,436)         9,376
Tower, NC                    2,965,107        659,677       4,459,411          7,087         96,443
Northridge, NC               9,877,639      1,428,493       8,872,975         14,775        187,569
Gateway, NC                  4,387,108        816,566       3,246,925          8,628      2,831,507
MacGregor, NC                8,086,910      1,428,513       7,694,110         15,847        204,630
Danville, VA                 2,269,715        465,505       2,642,090          6,020         52,033
Celebration, NC              5,743,565      1,436,628       8,140,891          4,442         42,547
Bolling Creek, VA            1,495,461        261,972       1,484,505          5,285         29,946
Shoreside, NC                5,784,119      1,050,654       5,953,703          8,936         50,638
Stanton Square, NC           2,137,469      1,401,330       7,994,574         14,042         56,932
Brookneal, VA                1,096,700        221,968       1,257,819          5,780         33,455
Keysville, VA                1,505,653        321,001       1,819,008          6,550         37,996
University Mall, VA          7,135,096      1,232,027       6,398,674        (99,509)        54,768
Towne Square, VA            15,062,980      2,951,412      15,374,453       (228,226)        64,812
Durham Festival, NC          6,598,779      1,296,071       7,697,319         89,178        180,980
Food Lion Plaza, VA          1,061,600        314,504       1,947,925         22,985         49,045
Lenoir Festival, NC          4,423,485      1,175,381       6,963,471         83,299        169,050
Hollywood Festival, FL       4,592,985        843,578       5,040,436         59,275        120,731
Oakland Park, FL             2,471,402        823,112       4,934,822         58,374        118,264
Lake Point Centre, FL       11,096,793      2,196,485      13,013,873        152,530        297,210
Square One, FL               9,339,110      1,692,011      10,043,077        122,146        237,150
South Cobb, FL                      --         74,406         473,390          6,904         19,913
Mobile Festival, AL         19,688,508      4,520,765      27,128,125        317,453        619,759
Conway, SC                   3,203,855        708,784       4,030,309          7,581         29,097
Waverly Place, NC           10,671,743      1,944,220      11,017,247          7,039         39,886
                          $304,783,270   $109,840,656    $399,370,754     $3,012,283    $64,888,934



                                                                Adjustments to Net              Gross Amount at Which
                                     Sale Of                     Realizable Value            Carried at Close of Period
                         ------------------------------- --------------------------------- -------------------------------
                                            Bldg. and                        Bldg. and                        Bldg. and
Property                       Land         Imprvmts.          Land          Imprvmts.           Land         Imprvmts.
------------------------ --------------- --------------- --------------- ----------------- --------------- ---------------
Boaz, Al                  $               $               $                $                $     39,230    $  1,532,707
Casa Grande, AZ                                             (1,362,190)       (6,037,810)        858,207       5,108,349
Mesa, AZ                                    (1,421,115)                                        1,923,862       9,569,107
Tucson, AZ                                                                                       792,446       3,835,669
Lathrop, CA                 (1,694,553)     (4,762,173)     (1,148,083)       (3,751,917)             --              --
Vacaville, CA                                                                                 30,008,142      50,766,339
Graceville, FL                                                                                   556,765       2,894,092
Lake Park, GA                                                                                  1,128,056       4,908,924
West Frankfort, IL            (137,327)                                                          333,714       2,249,134
Story City, IA                                                                                   624,455       4,867,223
Carrollton, KY                (340,190)     (1,626,506)                                               --              --
Georgetown, KY                                                                                   937,490       6,628,715
Hanson, KY                     (61,421)                                                          247,455       1,486,334
Arcadia, LA                   (209,716)                                                          198,640       3,510,495
Iowa, LA                      (156,119)        (34,194)                                          470,942       5,423,605
Kittery, ME                                                                                      355,080       2,598,936
Branson, MO                                                                                    5,734,965      25,460,768
Lebanon, MO                                                                                      403,915       2,037,274
Tupelo, MS                                                                                       442,249       3,170,275
Nebraska City, NE                                                                                416,909       3,634,079
Las Vegas, NV                                                                                  7,158,719      19,226,763
Conway, NH                                                    (151,997)       (1,048,003)        172,655       1,351,812
Lake George, NY                                                                                  975,466       4,779,434
Smithfield, NC                                                                                 1,505,791      16,472,228
Crossville, TN                (149,542)                                                          381,086       6,831,256
Nashville, TN                                                                                  5,125,939      16,921,510
Tri-Cities, TN                                                                                 1,010,801       5,726,840
Union City, TN                (157,649)                                                          141,914       1,480,674
Corsicana, TX                                                                                    336,335       1,638,095
Hempstead, TX                                                                                    275,490       1,782,751
LaMarque, TX                  (199,075)                                                        3,867,339      12,174,868
Livingston, TX                                                                                   354,381       1,730,518
Mineral Wells, TX                                                                                315,944       1,517,247
Sulphur Springs, TX                                                                              513,029       2,770,314
Draper, UT                                                                                       774,701       9,092,088
North Bend, WA                                                                                 8,469,661      25,983,443
Eastgate, NC                                                                                     271,820       3,162,611
Tower, NC                                                                                        666,764       4,555,854
Northridge, NC                                                                                 1,443,268       9,060,544
Gateway, NC                                                                                      825,194       6,078,432
MacGregor, NC                                                                                  1,444,360       7,898,740
Danville, VA                                                                                     471,525       2,694,123
Celebration, NC                                                                                1,441,070       8,183,438
Bolling Creek, VA                                                                                267,257       1,514,451
Shoreside, NC                                                                                  1,059,590       6,004,341
Stanton Square, NC                                                                             1,415,372       8,051,506
Brookneal, VA                                                                                    227,748       1,291,274
Keysville, VA                                                                                    327,551       1,857,004
University Mall, VA                                                                            1,132,518       6,453,442
Towne Square, VA                                                                               2,723,186      15,439,265
Durham Festival, NC                                                                            1,385,249       7,878,299
Food Lion Plaza, VA                                                                              337,489       1,996,970
Lenoir Festival, NC                                                                            1,258,680       7,132,521
Hollywood Festival, FL                                                                           902,853       5,161,167
Oakland Park, FL                                                                                 881,486       5,053,086
Lake Point Centre, FL                                                                          2,349,015      13,311,083
Square One, FL                                                                                 1,814,157      10,280,227
South Cobb, FL                                                                                    81,310         493,303
Mobile Festival, AL                                                                            4,838,218      27,747,884
Conway, SC                                                                                       716,365       4,059,406
Waverly Place, NC                                                                              1,951,259      11,057,133
                                                                                                      --              --
                                                                                            ------------    ------------
                          $ (3,105,592)   $ (7,843,988)   $ (2,662,270)    $ (10,837,730)   $107,085,077    $445,577,970



                                                                                    Life on which
                                                                                   Depreciation in
                                                                                    latest income
                                           Accumulated      Date of       Date        Statement
Property                      Total       Depreciation   Construction   Acquired     if Computed
------------------------ --------------- -------------- -------------- ---------- ----------------
Boaz, Al                  $  1,571,937    $   426,146                    1993         5-39yrs.
Casa Grande, AZ              5,966,556      1,737,849                    1994         5-39yrs.
Mesa, AZ                    11,492,969      1,984,590                    1993         5-39yrs.
Tucson, AZ                   4,628,115        691,825                    1993         5-39yrs.
Lathrop, CA                         --                                   1994         5-39yrs.
Vacaville, CA               80,774,481      8,790,108                    1993         5-39yrs.
Graceville, FL               3,450,857        510,469                    1993         5-39yrs.
Lake Park, GA                6,036,980      2,187,577                    1993         5-39yrs.
West Frankfort, IL           2,582,848        407,341                    1993         5-39yrs.
Story City, IA               5,491,678        815,332                    1993         5-39yrs.
Carrollton, KY                      --                                   1993         5-39yrs.
Georgetown, KY               7,566,205      1,756,782                    1993         5-39yrs.
Hanson, KY                   1,733,789        259,079                    1993         5-39yrs.
Arcadia, LA                  3,709,135        735,153                    1993         5-39yrs.
Iowa, LA                     5,894,547      1,076,422                    1993         5-39yrs.
Kittery, ME                  2,954,016        377,824                    1993         5-39yrs.
Branson, MO                 31,195,733      2,803,557             1995                5-39yrs.
Lebanon, MO                  2,441,189        364,917                    1993         5-39yrs.
Tupelo, MS                   3,612,524        562,641                    1993         5-39yrs.
Nebraska City, NE            4,050,988        638,185                    1993         5-39yrs.
Las Vegas, NV               26,385,482      3,349,426                    1993         5-39yrs.
Conway, NH                   1,524,467        273,566                    1993         5-39yrs.
Lake George, NY              5,754,900        628,865                    1993         5-39yrs.
Smithfield, NC              17,978,019      5,047,241                    1993         5-39yrs.
Crossville, TN               7,212,342      1,128,918                    1993         5-39yrs.
Nashville, TN               22,047,449      3,071,350                    1993         5-39yrs.
Tri-Cities, TN               6,737,641      1,732,988                    1993         5-39yrs.
Union City, TN               1,622,588        257,335                    1993         5-39yrs.
Corsicana, TX                1,974,430        288,432                    1993         5-39yrs.
Hempstead, TX                2,058,241        315,005                    1993         5-39yrs.
LaMarque, TX                16,042,207      2,151,398                    1994         5-39yrs.
Livingston, TX               2,084,899        317,741                    1993         5-39yrs.
Mineral Wells, TX            1,833,191        272,536                    1993         5-39yrs.
Sulphur Springs, TX          3,283,343        483,691                    1993         5-39yrs.
Draper, UT                   9,866,789      1,750,630                    1993         5-39yrs.
North Bend, WA              34,453,104      4,484,551                    1993         5-39yrs.
Eastgate, NC                 3,434,431        180,051                    1997         5-39yrs.
Tower, NC                    5,222,618        255,184                    1997         5-39yrs.
Northridge, NC              10,503,812        519,428                    1997         5-39yrs.
Gateway, NC                  6,903,626        246,242                    1997         5-39yrs.
MacGregor, NC                9,343,100        460,211                    1997         5-39yrs.
Danville, VA                 3,165,648         73,212                    1998         5-39yrs.
Celebration, NC              9,624,507        141,960                    1998         5-39yrs.
Bolling Creek, VA            1,781,707         30,100                    1998         5-39yrs.
Shoreside, NC                7,063,931        120,271                    1998         5-39yrs.
Stanton Square, NC           9,466,877        160,924                    1998         5-39yrs.
Brookneal, VA                1,519,022         25,586                    1998         5-39yrs.
Keysville, VA                2,184,555         36,929                    1998         5-39yrs.
University Mall, VA          7,585,960        130,886                    1998         5-39yrs.
Towne Square, VA            18,162,451        312,981                    1998         5-39yrs.
Durham Festival, NC          9,263,547        151,246                    1998         5-39yrs.
Food Lion Plaza, VA          2,334,459         37,194                    1998         5-39yrs.
Lenoir Festival, NC          8,391,201        137,164                    1998         5-39yrs.
Hollywood Festival, FL       6,064,021         98,516                    1998         5-39yrs.
Oakland Park, FL             5,934,572         96,361                    1998         5-39yrs.
Lake Point Centre, FL       15,660,099        255,982                    1998         5-39yrs.
Square One, FL              12,094,385        197,697                    1998         5-39yrs.
South Cobb, FL                 574,613          9,222                    1998         5-39yrs.
Mobile Festival, AL         32,586,102        530,160                    1998         5-39yrs.
Conway, SC                   4,775,771         60,010                    1998         5-39yrs.
Waverly Place, NC           13,008,393         23,625                    1998         5-39yrs.
                                    --                                   1998         5-39yrs.
                          ------------    -----------                    ----           ----
                          $552,663,047    $55,970,612

--------------------------------------------------------------------------------
(1)Buildings and improvements are depreciated based on a 15-39 year life.
Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 to 10 years.

(2)Aggregate cost of the real estate property for federal income tax purposes is approximately $467,253,431

                          KONOVER PROPERTY TRUST, INC.

The changes in total real estate for years ended December 31, 1998, 1997 and 1996 are as follows:

                                             1998             1997             1996
                                       -------------------------------------------------
Balance, beginning of period             $380,798,184     $345,890,739   $  340,166,756
Developed or acquired properties          168,287,524       30,619,827       10,339,504
Improvements                               14,526,918        6,550,712          547,694
Adjustment to net realizable value                  -                -      (5,000,000)
Sales                                    (10,949,579)      (2,263,094)        (163,215)
                                       =================================================
Balance, end of period                  $ 522,663,047    $ 380,798,184   $  345,890,739
                                       =================================================

The changes in accumulated depreciation for years ended December 31, 1997, 1996 and 1995 are as follows:

                                             1998             1997             1996
                                       -------------------------------------------------
Balance, beginning of period             $42,099,057      $31,198,623    $  20,386,741
Developed or acquired properties           2,629,203        7,561,802        8,865,743
Improvements                              12,152,989        3,684,308        1,946,139
Sales                                      (910,637)         (345,676)               -
                                       =================================================
Balance, end of period                   $55,970,612      $42,099,057    $  31,198,623
                                       =================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Executive Compensation Committee of the Board of Directors of Konover Property Trust, Inc.

We have audited the accompanying statement of net assets available for plan benefits of Konover Property Trust, Inc. Qualified Employee Stock Purchase Plan as of December 31, 1998 and 1997, and the related statement of changes in net assets available for plan benefits for the period from inception (July 1, 1997) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Konover Property Trust, Inc. Qualified Employee Stock Purchase Plan at December 31, 1998 and 1997, and the changes in net assets available for plan benefits for the period from inception (July 1, 1997) to December 31, 1998, in conformity with generally accepted accounting principles.


                                                   Arthur Andersen LLP




Raleigh, North Carolina,
March 30, 1999.
                                       23

                          KONOVER PROPERTY TRUST, INC.


              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                          EMPLOYEE STOCK PURCHASE PLAN


                                                       AT DECEMBER 31,
                                                   1998               1997
                                                   ----               ----
Receivable from Konover Property Trust, Inc.  $     65,657      $     34,081
                                              ===============   ================

                                              ===============   ================
Net assets available for plan benefits        $     65,657      $     34,081
                                              ===============   ================


                 The accompanying notes to financial statements
                    are an integral part of these statements

                          KONOVER PROPERTY TRUST, INC.


         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                          EMPLOYEE STOCK PURCHASE PLAN

                                                     YEAR ENDED,           FROM
                                                     DECEMBER 31,        INCEPTION
                                                         1998              1997
                                                         ----              ----
Employee contributions                             $    117,371      $     34,081
Deductions:
        Purchases of Common Stock                        86,050                 -
        Withdrawals                                       (255)                 -
                                                   ---------------   ----------------
                                                         85,795                 -
                                                   ---------------   ----------------

New increase                                             31,576            34,081
New assets available for Plan benefits at
beginning of period                                      34,081                 -
                                                   ---------------   ----------------

Net assets available for Plan benefits at end of
period                                             $     65,657      $     34,081
                                                   ===============   ================
Shares of Common Stock purchased during year             14,429                 -

                 The accompanying notes to financial statements
                    are an integral part of these statements

                          KONOVER PROPERTY TRUST, INC.

                     QUALIFIED EMPLOYEE STOCK PURCHASE PLAN


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1.      BASIS OF PRESENTATION

The accompanying financial statements of the Konover Property Trust, Inc. Qualified Employee Stock Purchase Plan (the Plan) have been prepared on the accrual basis.

2.      PLAN DESCRIPTION AND SUMMARY OF SIGNIFICANT PLAN PROVISIONS

The Board of Directors of Konover Property Trust, Inc. (the "Company") adopted the Plan on May 29, 1997. The Plan became effective as of July 1, 1997. The maximum number of shares available under the Plan is 50,000, subject to certain adjustments, as defined.

The purpose of this Plan is to provide the Company's employees with an additional opportunity to share in the ownership of the Company. Under terms of the Plan, all regular full-time employees of the Company may make voluntary payroll contributions thereby enabling them to purchase Common Stock of the Company at 85% of the lower of the fair market value as of the beginning or end of the six-month offering periods, which commence on January 1 and July 1.

Contributions to the Plan are maintained in the Company's cash account until such time as the participant exercises the option to purchase shares of Common Stock from his or her available contributions, or withdraws from the account. Employee contributions, which represent all net Plan assets, are considered general assets of the Company and may be subject to the claims of creditors.

The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and is not qualified under Section 401 (a) of the Internal Revenue Code of 1986, as amended which relates to qualification of certain pension, profit-sharing and stock bonus plans.

All costs to administer the Plan are paid by the Company.

3.      SUBSEQUENT EVENT

On February 10, 1999, 10,830 shares of common stock of the Company were purchased by the Plan and such shares were transferred to an independent broker that holds the shares in the name of the respective employees.