Form 10-Q
period 1999-03-31
KONOVER PROPERTY TRUST INC
filed 1999-05-14
CIK 899757

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes X   No
                           ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,828,640 shares of Common Stock, $0.01 par value, as of May 14, 1999.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                                                       PAGE NO.
                                                                                                       --------

ITEM 1.  Financial Statements (Unaudited)...........................................................      3

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................     13

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.................................     23


                                            PART II. OTHER INFORMATION

ITEM 1.  Legal Proceeding...........................................................................     24

ITEM 2.  Changes in Securities and Use of Proceeds..................................................     24

ITEM 3.  Defaults Upon Senior Securities............................................................     24

ITEM 4.  Submission of Matters to a Vote of Security Holders........................................     24

ITEM 5.  Other Information..........................................................................     24

ITEM 6.  Exhibits and Reports on Form 8-K...........................................................     24

                                     PART I


                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                     INDEX TO UNAUDITED FINANCIAL STATEMENTS



                                                                                                       PAGE NO.
                                                                                                       --------

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.................................    4


Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998...............    5


Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1999..............    6


Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998...............    7


Notes to Consolidated Financial Statements.............................................................    8

                          KONOVER PROPERTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31, 1999       DECEMBER 31, 1998
                                                                                         (UNAUDITED)            (AUDITED)
                                                                                   ---------------------------------------------
                                                                                                  (IN THOUSANDS)
                                                            ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                            $        113,561           $     108,978
   Buildings and improvements                                                               464,255                 437,932
   Deferred leasing and other charges                                                        29,573                  28,561
                                                                                   ---------------------------------------------
                                                                                            607,389                 575,471
   Accumulated depreciation and amortization                                               (70,843)                 (66,108)
                                                                                   ---------------------------------------------
                                                                                            536,546                 509,363
   Properties under development                                                              10,874                   7,414
   Properties held for sale                                                                   5,887                   5,946
   Investment in joint ventures                                                              44,035                  32,138
                                                                                   ---------------------------------------------
                                                                                            597,342                 554,861

 OTHER ASSETS:
   Cash and cash equivalents                                                                 29,508                  72,302
   Restricted cash                                                                            5,562                   6,052
   Tenant and other receivables                                                              10,557                  12,076
   Deferred charges and other assets                                                         14,501                  12,622
   Notes receivable                                                                          22,575                  24,536
                                                                                   ---------------------------------------------
                                                                                      $     680,045           $     682,449
                                                                                   =============================================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                       $        307,733          $     304,783
   Capital lease obligations                                                                    725                    774
   Accounts payable and other liabilities                                                    13,634                 15,305
                                                                                   ---------------------------------------------
                                                                                            322,092                320,862

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                   12,852                 12,246

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 792,000
         issued and outstanding at March 31, 1999 and December 31, 1998                      18,962                 18,962
   Stock purchase warrants                                                                        9                      9
   Commonstock, $0.01 par value, 100,000,000 shares authorized 30,878,640 and,
         31,207,457 issued and outstanding at March 31, 1999 and December 31,
         1998, respectively                                                                     309                    313
   Additional paid-in capital                                                               326,210                328,705
   Retained earnings                                                                              -                  1,612
   Deferred compensation - Restricted Stock Plan                                              (389)                   (260)
                                                                                   ---------------------------------------------
                                                                                            345,101                349,341
                                                                                   ---------------------------------------------
                                                                                   $        680,045          $     682,449
                                                                                   =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          1999                   1998
                                                                                   ---------------------------------------------
RENTAL OPERATIONS:                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                                      $    14,560         $     9,728
        Percentage rents                                                                        161                 151
        Property operating cost recoveries                                                    3,759               3,100
        Other income                                                                            683               1,227
                                                                                   ---------------------------------------------
                                                                                             19,163              14,206
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               2,088               1,609
        Utilities                                                                               622                 582
        Real estate taxes                                                                     1,928               1,391
        Insurance                                                                               241                 162
        Marketing                                                                               154                 159
        Other                                                                                   661                 523
                                                                                   ---------------------------------------------
                                                                                              5,694               4,426
    Depreciation and amortization                                                             4,941               3,973
                                                                                   ---------------------------------------------
                                                                                             10,635               8,399
                                                                                   ---------------------------------------------
                                                                                              8,528               5,807
                                                                                   ---------------------------------------------
OTHER EXPENSES:
    General and administrative                                                                2,382               1,527
    Interest, net                                                                             3,308               4,381
                                                                                   ---------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                                 2,838                (101)
    Loss on sales of real estate                                                                192                  -
    Equity in earnings of unconsolidated ventures                                                 3                  -
    Minority interest in operating partnership                                                   87                  -
                                                                                   ---------------------------------------------
NET INCOME (LOSS)                                                                      $      2,556         $     (101)
    Preferred dividends                                                                         275                  -
                                                                                   =============================================
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                                     $      2,281         $      (101)
                                                                                   =============================================

BASIC INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE                         $       0.07         $     (0.01)
                                                                                   =============================================

WEIGHTED-AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING                                        31,119              11,954
                                                                                   =============================================

DILUTED INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE                       $       0.07         $     (0.01)
                                                                                   =============================================

WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                                        34,646              11,954
                                                                                   =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                 (IN THOUSANDS)



                                                   CONVERTIBLE    STOCK PURCHASE                  ADDITIONAL PAID  RETAINED
                                                 PREFERRED STOCK     WARRANTS       COMMON STOCK     IN CAPITAL    EARNINGS
                                                 ------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                          $ 18,962           $ 9              $ 313       $   328,705     $ 1,612
 Issuance of 6,530 employee stock purchase plan
   shares                                                  -             -                -                  58           -
 Issuance of 31,196 restricted shares                      -             -                -                 175           -
 Repurchase of 423,200 shares of common stock              -             -               (4)            (2,514)           -
 Compensation under stock plans                            -             -                -                   -           -
 Preferred stock dividends ($0.125 per share)              -             -                -                   -        (275)
 Common stock dividends ($0.125 per share)                                                -               (214)      (3,893)
 Net income                                                -             -                -                   -       2,556
                                                    ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                           $  18,962           $ 9             $ 309       $   326,210     $     -
                                                    ===========================================================================


                                                           DEFERRED
                                                         COMPENSATION
                                                        RESTRICTED STOCK
                                                              PLAN             TOTAL
                                                       ---------------------------------
BALANCE AT JANUARY 1, 1999                               $     (260)      $   349,341
 Issuance of 6,530 employee stock purchase plan
   shares                                                         -                58
 Issuance of 31,196 restricted shares                          (175)                -
 Repurchase of 423,200 shares of common stock                     -            (2,518)
 Compensation under stock plans                                  46                46
 Preferred stock dividends ($0.125 per share)                     -              (275)
 Common stock dividends ($0.125 per share)                        -            (4,107)
 Net income                                                       -             2,556
                                                       ---------------------------------
BALANCE AT MARCH 31, 1999                               $      (389)      $   345,101
                                                       =================================




SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              1999            1998
                                                                                         --------------------------------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                       $     2,556   $      (101)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                             4,941          3,973
       Loss on sale of real estate                                                                 192              -
       Minority interest in Operating Partnership                                                   87              -
       Amortization of deferred financing costs                                                    270            357
       Compensation under stock plans                                                              400            297
       Net changes in:
         Tenant and other receivables                                                            1,519          (357)
         Deferred charges and other assets                                                     (1,576)          (478)
         Accounts payable and other liabilities                                                (1,375)          3,374
         Dividends payable                                                                       (405)              -
                                                                                         --------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                               6,609          7,065
                                                                                         --------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in income-producing properties                                                   (5,155)        (1,917)
   Acquisition of income-producing properties, net                                            (26,207)        (2,281)
   Payments received (advances) on notes receivable, net                                         1,961          (155)
   Investment in joint venture                                                                (11,897)        (4,144)
   Change in restricted cash                                                                       490            987
                                                                                         --------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                               (40,808)        (7,510)
                                                                                         --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt on income properties                                                           -         76,000
   Repayment of debt on income properties                                                      (1,143)       (86,288)
   Net proceeds from sale of common stock                                                            -         19,114
   Deferred financing charges                                                                    (836)        (1,156)
   Other debt repayments                                                                          (49)          (143)
   Exercise of stock options                                                                         -           (30)
   Issuance of shares under employee stock purchase plan                                            58              -
   Distribution to stockholders                                                                (4,107)              -
   Repurchase of common stock                                                                  (2,518)              -
                                                                                         --------------------------------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (8,595)          7,497
                                                                                         --------------------------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                         (42,794)          7,052
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                72,302          4,872
                                                                                         --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    29,508     $   11,924
                                                                                         ================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest
       (net of interest capitalized of $145 and $269)                                      $     4,336     $    2,781
                                                                                         ================================

SEE ACCOMPANYING NOTES.

1.   INTERIM FINANCIAL STATEMENTS

ORGANIZATION

         Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership, and operation of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

         Over the past five years, the Company has grown from an owner of retail shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 8.7 million square feet. On March 31, 1999, the Company-owned properties consisted of:

1. 52 community shopping centers in 17 states aggregating approximately 6,415,000 square feet;

2. 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

3. 2 centers aggregating approximately 167,000 square feet that are held for sale; and

4. approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

The weighted-average square feet of gross leasable area were 8.2 million square feet for the three months ended March 31, 1999 and 5.6 million square feet for the same period in 1998.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of March 31, 1999. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

         Properties owned (at least in part) and controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the Operating Partnership to manage, directly or indirectly, day-to-day operations, refinance debt and sell the assets of the entity that owns the property without the consent of the other owners and the inability of the other owners to replace the general partner or manager. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

RECLASSIFICATION

         Certain amounts from prior years were reclassified to conform with current-year presentation. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

2.       SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

BASIC AND DILUTED INCOME PER SHARE

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

         For the three months ended March 31, 1999, the denominator for diluted income per share is calculated as follows, (in thousands):

                                                             1999
                                                          -----------
Denominator for weighted-average shares                     31,119
   Effect of dilutive securities:
         Preferred Stock                                     2,200
         Employee Stock Options                                 33
         Restricted Stock                                      248
         Operating Partnership Units                         1,046
                                                          -----------
     Dilutive potential shares                               3,527
                                                          -----------

Denominator - Adjusted - weighted-average shares and
     assumed conversions                                    34,646
                                                          ===========

DIVIDENDS

         In February, 1999, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of March 15, 1999. Common shareholders were paid on March 31, 1999. Preferred shareholders and Operating Partnership Unit holders were paid $275,000 and $130,000, respectively, in April 1999. These amounts are payable at March 31, 1999.

COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which has been adopted by the Company. As of March 31, 1999 and 1998, the Company had no items of other comprehensive income.

3.       ACQUISITIONS AND SIGNIFICANT TRANSACTIONS

LAZARD TRANSACTION

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

         Pursuant to the Contingent Value Rights Agreement, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company may be required to pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

KONOVER AND RODWELL/KANE ACQUISITIONS

         On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company acquired nine of the Konover community shopping centers for a total purchase price of $85.4 million consisting of $55.2 million in debt assumption, $26.7 million in cash and 369,000 of Operating Partnership Units, valued at $9.50 per share.

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

     A summary of the Company's acquisition activity since 1996 follows (in thousands):

                                                                                                                    OP UNITS
                               STATE                                   PURCHASE                                    ($9.50 PER
                             LOCATION         DATE      SQUARE FEET      PRICE      DEBT ASSUMED        CASH         SHARE)
                         ----------------- ----------- ------------- ------------- --------------- --------------- -----------
1999 TO DATE
Grove Park                      SC           5/13/99          104    $     5,700             -     $    5,700             -
Crossroads at Mandarin          FL           4/14/99           72          4,500             -          4,500             -
Dare Center                     NC           3/31/99          114          5,000             -          5,000             -
Braves Village                  SC           3/31/99           60          4,500             -          4,500             -
Eastgate Plaza                  FL           3/30/99          182         10,400             -         10,400             -
Dukes Plaza                     VA           3/1/99           140          6,500         4,100          2,400             -
Robertson Corners               SC           1/6/99            48          3,900             -          3,900             -
                                           ----------- ------------- ------------- --------------- --------------- -----------

                   TOTAL                                      616         40,500         4,100         36,400             -

1998
Waverly Place                   NC           12/14/98          181        12,800       10,700           2,100            -
University Shoppes              SC            8/31/98           54         4,700        3,200           1,500            -
Konover (portfolio)       FL, NC, VA, AL       4/1/98        1,518        85,400       55,200          26,700          369
Kane (portfolio)              NC, VA          3/31/98          955        57,100       44,300           3,500          974 (1)
Market Square                   VA             1/7/98           56         3,100        2,300             800            -
                         ----------------- ----------- ------------- ------------- --------------- --------------- -----------
                   TOTAL                                     2,764       163,100      115,700          34,600        1,343

1997
North Hills (portfolio)         NC            3/31/97          606        32,300            -          32,300            -

1996
N/A                                                              -             -            -               -            -
                                                       ============= ============= =============== =============== ===========
                   TOTAL                                     3,986   $   235,900   $  119,800      $  103,300        1,343
                                                       ============= ============= =============== =============== ===========

(1) Includes 292 units to be issued upon the completion of certain contingencies contained in the agreement.

JOINT VENTURES

         A summary of the Company's investments in venture companies at March 31, 1999 and December 31, 1998, is as follows (all investments are accounted for under the equity method, in thousands):

                                                                                          Amounts invested
                                                                                      March 31,     December 31,
                               Location                             Ownership           1999            1998
                               --------                             ---------           ----            ----
Atlantic Realty                North Carolina                          50%            $ 7,521      $      7,442
Mount Pleasant KPT             Mount Pleasant, SC                      50%             30,551            18,759
Wakefield Commercial           Wake Forest, NC                         90%                570               570
Falls KPT                      Raleigh, NC                             50%              5,393             5,367
                                                                                   --------------- ---------------
                                                                                      $44,035      $     32,138
                                                                                   =============== ===============

         The majority of the properties owned by the venture companies are under development and have no operations with the exception of two projects with Atlantic Realty as of March 31, 1999. The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the ventures is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective venture partners.

OTHER

         On April 1, 1999, the Company acquired RMC Realty Companies, Ltd. ("RMC"). RMC provides management and/or leasing for 72 centers totaling 7.2 million square feet, primarily in the State of Florida.

         For the three months ended March 31, 1999, the Company has repurchased 423,200 shares of its common stock at an average share price of $5.95 for a total of $2.5 million. As of May 14, 1999, the Company had repurchased a total of 2,221,800 shares at an average price of $6.92 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,778,200 shares.

4. PRO FORMA INFORMATION

RODWELL/KANE AND KONOVER PROPERTIES

         Pro forma results of operations for the three months ended March 31, 1998 are set forth below and assume the Rodwell/Kane and Konover acquisitions discussed above had been completed as of the beginning of the period. The pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the beginning of the period, nor do they purport to represent results of operations of future periods (in thousands except for per share data).


                                                    ACTUAL                 ADJUSTMENT                PRO FORMA
                                                                ---------------- ----------------
                                                     1998           KONOVER        RODWELL/KANE         1998
                                                     ----           -------        ------------         ----
Revenues                                         $    14,206      $    2,537       $    1,580       $ 18,323
Property operating costs                               4,426             600              302          5,328
Depreciation and amortization                          3,973             438              305          4,716
General and administrative                             1,527              80               10          1,617
Interest                                               4,381           1,155              666          6,202
                                                --------------- ---------------- ---------------- ----------------
Net (loss) income available to common
shareholders                                     $     (101)      $      264       $      297       $    460
                                                =============== ================ ================ ================
BASIC (LOSS) INCOME AVAILABLE TO COMMON
SHAREHOLDERS PER SHARE                           $    (0.01)      $     0.02       $     0.02       $   0.04
                                                =============== ================ ================ ================
DILUTED (LOSS) INCOME AVAILABLE TO COMMON
SHAREHOLDERS PER SHARE                          $     (0.01)      $     0.02       $     0.02       $   0.03
                                                =============== ================ ================ ================

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

GENERAL OVERVIEW

         Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, operation, and ownership of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.
On March 31, 1999, the Company-owned properties consisted of:

(1) 52 community shopping centers in 17 states aggregating approximately 6,415,000 square feet;

(2) 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

(3) 2 centers aggregating approximately 167,000 square feet that are held for sale; and

(4) approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

The weighted-average square feet of gross leasable area were 8.2 million square feet for the three months ended March 31, 1999 and 5.6 million square feet for the same period in 1998.

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

         The income per share amounts comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share."

                                                      THREE MONTHS ENDED MARCH 31,
                                                     --------------- ----------------
                                                          1999            1998
                                                     --------------- ----------------
       OPERATING DATA:
          Rental revenues                            $  19,163       $   14,206
          Property operating costs                       5,694            4,426
                                                     --------------- ----------------
                                                        13,469            9,780
          Depreciation and amortization                  4,941            3,973
          General and administrative                     2,382            1,527
          Interest                                       3,308            4,381
          Loss on sale of real estate                      192              -
          Equity in earnings of unconsolidated
             ventures                                        3              -
          Minority interest in Operating                    87              -
          Partnership
                                                     --------------- ----------------
          Net  income (loss)                          $  2,556       $     (101)
                                                     =============== ================

          Income (loss) before extraordinary item    $   2,556       $     (101)
             Preferred stock dividends                     275                -
                                                     --------------- ----------------
          Income (loss) available to common
             shareholders                            $   2,281       $     (101)
                                                     =============== ================

          BASIC INCOME (LOSS) PER COMMON SHARE:

          Net income (loss) available to common
             shareholders per share                  $    0.07       $     (0.01)
                                                     =============== ================
          Weighted average common shares
            outstanding                                 31,119            11,954
                                                     =============== ================


          DILUTED INCOME (LOSS) PER COMMON SHARE:
          Net income (loss) available to common
             shareholders per share                  $     0.07      $     (0.01)
                                                     =============== ================
          Weighted average common shares
             outstanding diluted                         34,646 (a)    11,954
                                                     =============== ================


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
       --------------------------------------------- ------------- ----------------
                                                         1999           1998
       --------------------------------------------- ------------- ----------------
       OTHER DATA:
       EBITDA:
       Net income (loss)                              $    2,556    $    (101)
         Adjustments:
              Interest                                     3,308         4,381
              Depreciation and amortization                4,941         3,973
              Compensation under stock plans                 400           297
              Loss on sale of assets                         192             -
              Non-recurring administrative costs             379             -
              Minority interest                               87             -
              Share of depreciation in unconsolidated
                   ventures                                   24             -
                                                     ============= ================
                                                      $   11,887    $    8,550
                                                     ============= ================

        FUNDS FROM OPERATIONS:
        Net income (loss)                           $    2,556      $    (101)
        Adjustments:
                Straight line rent                         143             460
             Real estate depreciation and
                amortization                             4,752           3,833
             Compensation under restricted stock
                award                                      400             297
             Loss on sale of assets                        192               -
             Share of depreciation in
                unconsolidated ventures                     24               -
             Minority interest                              87               -
             Unusual items:
                Non-recurring administrative
                   costs                                   379               -
                                                   =============== ==============
                                                    $    8,533      $    4,489
                                                   =============== ==============
      WEIGHTED AVERAGE SHARES OUTSTANDING-
      DILUTED  (A)                                      34,646          14,477
                                                   =============== ==============

      FUNDS AVAILABLE FOR
      DISTRIBUTION/REINVESTMENT:
        Funds from Operations                       $    8,533      $    4,489
                                                   =============== ==============
        Adjustments:
                Non-recurring administrative
                     costs                          $    (379)      $        -
                Capitalized tenant allowances            (281)           (248)
                Capitalized leasing costs                (302)           (512)
                Recurring capital expenditures            (64)            (63)
                                                   =============== ==============
                                                    $    7,507      $    3,666
                                                   =============== ==============
      DIVIDENDS DECLARED ON QUARTERLY EARNINGS      $    4,382      $     0.00
                                                   =============== ==============
      DIVIDENDS DECLARED ON QUARTERLY EARNINGS
         PER SHARE                                  $    0.125      $     0.00
                                                   =============== ==============
      CASH FLOWS:
        Cash flows from operating activities        $    6,609      $    7,065
        Cash flows from investing activities          (40,808)         (7,510)
        Cash flows from financing activities           (8,595)           7,497
                                                   =============== ==============
        Net (decrease) increase in cash and cash
        equivalents                                $  (42,794)     $     7,052
                                                   =============== ==============

                                                        BALANCE AT MARCH 31,
                                                         1999          1998
                                                     ------------- ------------
       BALANCE SHEET DATA:
         Income-producing properties (before
        depreciation and amortization)               $   607,389   $   448,684
         Total assets                                    680,045       468,750
         Debt on income properties                       307,733       263,194
         Total liabilities                               322,092       274,139
         Minority interest                                12,852         8,744
         Common Stock subject to put option                    -        22,325
         Total stockholders' equity                      345,101       163,542
       PORTFOLIO PROPERTY DATA:
         Total GLA (at end of period)                      8,692         6,392
         Weighted average GLA                              8,247         5,564
         Number of properties (at end of period)              64            49
         Occupancy (at end of year):
                 Operating                                  93.7%          91.2%
                 Held for sale                              46.8%          51.2%

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

                                                         MARCH 31,
                                                     1999          1998
                                                  ------------- -------------
   DENOMINATOR:
     Denominator- weighted average shares            31,119        11,954
     Effect of dilutive securities:
         Preferred stock                              2,200         2,222
         Employee stock options                          33            33
         Restricted stock                               248           268
         Operating Partnership Units                  1,046             -
                                                  ------------- -------------
     Dilutive potential common shares                 3,527         2,523
                                                  ------------- -------------
     Denominator- adjusted weighted average
             shares and assumed conversions          34,646        14,477
                                                  ============= =============

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

NET INCOME

         The Company reported a net income available to common shareholders of $2.3 million, or $0.07 per common share, for the three months ended March 31, 1999. The same period in 1998 saw a net loss available to common shareholders of $0.1 million, or ($0.01) per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $3.4 million, or 33%, to $13.6 million from $10.2 million for the same period in 1998. Including the effect of straight-line rent adjustment, ($0.3 million) NOI increased by $3.7 million. This increase was partly attributable to the 1998 acquisitions below (in millions):

                                                Impact on NOI for the
                                                 Three Months Ended
                                                   March 31, 1999
                                                   (IN THOUSANDS)
                                              --------------------------
                  Konover                            $   2,496
                  Rodwell/Kane                           1,302
                                                         -----
                                                     $   3,798
                                                     =========

>> The Company's acquisition activity required higher borrowing levels resulting in increased interest expense by $1.0 million. Investments made with funds from the proceeds from the sale of common stock in 1998 resulted in increased interest income of $2.1 million.
>> Through acquisitions, the Company had increased depreciation and amortization of $1.0 million and increased general and administrative expenses of $0.9 million. The disposition of certain development projects resulted in a loss of approximately $0.2 million.
>> The combination of the above items provide a $2.7 million increase in net income available to common shareholders for the three months ended March 31, 1999 over the same period in 1998.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA was $11.9 million for the three months ended March 31, 1999, an increase of $3.3 million or 38%, from $8.6 million for the same period in 1998. The increase was due to increased NOI of $3.7 million over 1998, including adjustment for straight line rent (as described above) offset by an increase in general and administrative expenses of $0.4 million exclusive of compensation under stock plan awards and non-recurring administrative charges.

         Funds from Operations ("FFO") for the three months ended March 31, 1999 increased $4.0 million or 89% to $8.5 million. The Company's FFO for the same period in 1998 was $4.5 million. FFO increased primarily as a result of the $3.4 million increase in NOI, exclusive of straight-line rent, as described above. This increase in NOI is combined with:

>> an increase in general and administrative expenses (exclusive of compensation under stock awards and non-recurring administrative expenses) of $0.4 million and
>>   the decrease in net interest expense of $1.1 million.

TENANT INCOME

         Base rent, including straight-line rent, increased to $14.6 million for the three months ended March 31,

1999 from $9.7 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased $4.5 million, or 44%, to $14.7 million for the three months ended March 31, 1999 when compared to $10.2 million in 1998. The increase in base rent for the three months ended March 31, 1999, is attributable primarily to the following acquisitions (in millions):

                                  Base Rent (*)
                                  Three Months
                                      ended
                                 March 31, 1999
                                 (IN THOUSANDS)
                                ------------------
    Konover                          $2,510
    Rodwell/Kane                      1,299
                                     ------
                                     $3,809
                                     ======

(*) Base rent excludes straight-line rent

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 46%. Gross leasable area in operation increased by 2.3 million square feet, primarily because of the acquisition of the Konover properties with 1.6 million in gross leasable area and Rodwell/Kane properties with 1.0 million in gross leasable area. These described increases were partially offset by the sales of properties in California and Kentucky totaling 0.2 million in gross leasable area.

         Recoveries from tenants increased for the three months ended March 31, 1999 to $3.8 million compared to $3.1 million in the same period of 1998. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs. On a weighted-average square-foot basis, recoveries decreased 18% to $0.46 for the three months ended March 31, 1999 when compared to $0.56 for the same period in 1998. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 77% in 1999 as compared to 83% in 1998. With respect to approximately 15% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

OTHER INCOME

         Other income decreased $0.5 million to $0.7 million in 1999 compared to $1.2 million in 1998 primarily as a result of decreased third-party management fee income of $0.6 million. The decrease is directly attributable to the fact that prior to the closing on the eight Rodwell/Kane properties, the Company managed these community centers, which generated $0.6 million in management fees. The Company will continue to manage the one remaining Rodwell/Kane community center.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $1.3 million, or 30%, to $5.7 million in 1999 from $4.4 million in the same period of 1998. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1999, which rose 46% to 8.2 million square feet in 1999 from 5.6 million square feet in 1998. On a weighted-average square-foot basis, operating expenses decreased 14% to $0.69 from $0.80 per weighted average square foot.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended March 31, 1999 increased $0.9 million, or 60%, to $2.4 million in 1999 from $1.5 million in 1998. General and administrative expenses in 1999 include $0.4 million in compensation under stock plan awards and $0.4 million of other non-recurring charges. General and administrative expenses in 1998 include compensation under stock awards of $0.3 million. Exclusive of these charges in 1999 and 1998, general and administrative expenses increased $0.4 million, but decreased as a percentage of revenues to 8.4% from 8.7% in 1998.

DEPRECIATION

         Depreciation increased to $4.9 million for the three months ended March 31, 1999 compared to $4.0 million in the same period of 1998. The increase is due primarily to the Rodwell/Kane and Konover acquisitions. Absent the impact of these acquisitions, depreciation increased $0.1 million during first quarter 1999. Amortization of deferred leasing and other charges increased $0.1 million to $0.9 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $0.60 in 1999 from $0.71 in 1998.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 1999, net of interest income of $2.6 million, decreased by $1.1 million, or 25%, to $3.3 million compared to $4.4 million, net of interest income of $0.4 million, in the first three months of 1998. This decrease resulted primarily from higher borrowing levels in 1999 due to the investment in and acquisition of income-producing properties offset by the interest income generated. On a weighted-average basis, in the first three months of 1999, debt outstanding was $273 million, and the average interest rate was 7.89%. This compares to $228 million of outstanding debt and a 7.83% average interest rate in 1998. The Company capitalized $0.1 million of interest costs associated with its development projects in the first three months of 1999 compared to $0.3 million in the same period of 1998.

PROPERTIES HELD FOR SALE

         For the three months ended March 31, 1999, the properties held for sale contributed approximately $0.1 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale incurred a loss of $0.1 million. For the three months ended March 31, 1998, the properties held for sale contributed approximately $0.3 million of revenue and incurred a loss of $0.3 million after deducting related interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         The Company's cash and cash equivalents balance at March 31, 1999 was $29.5 million. Restricted cash, as reported in the financial statements, as of such date, was $5.6 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $6.6 million for the three months ended March 31,1999. Net cash used in investing activities was $40.8 million in that same period. The primary use of these funds included:

>> $26.2 million of cash to acquire five centers aggregating 0.5 million square feet located in Florida, North Carolina, South Carolina and Virginia and
>>   $11.9 million invested in ventures.

         Net cash used in financing activities was $8.6 million for the three months ended March 31, 1999. The primary use of these funds included:

>>   $4.1 million for dividends paid to common shareholders,
>> $2.5 million for the repurchase of 0.4 million shares of the Company's common stock, and
>>   $1.1 million for debt repayments.

CURRENT AND FUTURE CASH NEEDS

         The Company's management anticipates that cash generated from operations will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its existing centers. The Company also believes that it has capital and access to capital resources, including additional borrowings and issuances of debt or equity securities, sufficient to pursue its strategic plans.

LAZARD TRANSACTION

         On August 5, 1998, stockholders approved the Lazard transaction involving PSR's $200 million purchase of the Company's Common Stock at $9.50 per share. The investment was made in stages, as follows:

         SALE DATE                         SHARES SOLD          PURCHASE PRICE
         March 23, 1998                      2,350,000        $     22,325,000
         August 10, 1998                     2,913,157        $     27,675,000
         August 28, 1998                     5,263,158        $     50,000,000
         September 29, 1998                 10,526,316        $    100,000,000
                                            ----------        ----------------
                                            21,052,631        $    200,000,000
                                            ==========        ================

         As of March 31, 1999, the majority of these funds have been used to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

         As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this the Contingent Value Rights Agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company may be required to pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

FINANCING ACTIVITIES

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the purchase of assets and the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of March 31, 1999 was $89.5 million and is secured by 24 properties. The Company is currently seeking bondholder approval for ongoing substitution rights based upon predetermined criteria.

         An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line is based upon a predetermined formula on the Net Operating Income of the properties securing the facility. The line originally was secured by 21 properties plus an assignment of the excess cash flow of the REMIC facility referenced above. During 1998, the security on the portfolio was reduced to only five properties plus the excess cash flow of the REMIC in conjunction with both a permanent facility transaction, as described below, and a paydown. The paydown of $31 million was funded from the issuance of shares to PSR. The line was renewed for $150 million during the first quarter of 1999 through February 2000. The primary use of the line will be to fund future acquisitions and developments. The addition of newly acquired properties to the line would result in increased availability.

         In 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of March 31, 1999 was $31.7 million.

DIVIDENDS

         In February, 1999, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of March 15, 1999. Common shareholders were paid on March 31, 1999. Preferred shareholders and Operating Partnership Unit holders were paid $275,000 and $130,000, respectively in April 1999. These amounts are payable at March 31, 1999.

SHARE REPURCHASE

       For the three months ended March 31, 1999, the Company has repurchased 423,200 shares of its common stock at an average share price of $5.95 for a total of $2.5 million. As of May 14, 1999, the Company had repurchased a total of 2,221,800 shares at an average price of $6.92 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,778,200 shares.

IMPACT OF YEAR 2000 ISSUE

GENERAL

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

STATE OF READINESS

       The Company's remediation plan has three phases:

>> Assessment (inventory and testing of computer systems and inquiry of Y2K readiness of material third parties)
>>   Renovation (repairing or replacing non-compliant systems) and
>>   Validation (testing of repaired or replaced systems).

       The following chart shows our progress with respect to our remediation plan:


                          Assessment Phase                Renovation Phase                Validation Phase
                   ------------------------------- ------------------------------- --------------------------------
                                                                      Expected                         Expected
                                     Completion                      Completion                       Completion
                    % Complete *        Date        % Complete *        Date        % Complete *         Date
                   --------------- --------------- --------------- --------------- ---------------- ---------------
IT                      100%           1Q 99              75%          3Q 99               75%          3Q 99
Non-IT                  100%           1Q 99              90%          2Q 99               90%          2Q 99

* BASED ON LABOR UNDERTAKEN

       With respect to Year 2000 issues relating to third parties with whom we have a material relationship, we have sought representations from all tenants representing more than 2% of our annualized revenue. (No tenant is expected to contribute more than 9% of our annualized revenue in 1999.) Such tenants do not expect to be materially affected by Year 2000 issues. With respect to suppliers and vendors, the Company's material purchases are generally from those in competitive fields where others will be able to meet any Company needs unmet by suppliers or vendors with Year 2000 difficulties. Although we have no reason to expect a significant interruption of utility services for our properties, we have not received written assurances from all utility providers that Y2K issues will not cause an interruption in service.

COSTS
         To date, the costs directly associated the Company's Year 2000 efforts have not been material, and we estimate our future costs to be immaterial as well.

RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

         We do not expect Year 2000 failures to have a material adverse effect on our results of operations or liquidity because:

>> We do not rely on a small number of tenants for a significant portion of our rental revenue and our largest tenants do not expect to be materially affected by Year 2000 failures.

>> We stand ready to switch vendors or suppliers whose Year 2000 failures adversely affect their products or services; and

>>   Our remediation plan is expected to be complete prior to the Year 2000.

As a result, we do not expect to develop a contingency plan for Y2K failures.

         Our assessment of the likely impact of Y2K issues on the Company, which is a forward-looking statement, depends on numerous factors, such as the continued provision of utility services and the accuracy of responses from material third parties as to their Y2K readiness. The Company remains exposed to the risk of Year 2000 failures. See "Disclosure Regarding Forward-Looking Statements" below.

         This disclosure concerning our Year 2000 issues are intended to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

ECONOMIC CONDITIONS

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4% of the Company's total revenue for the three months ended March 31, 1999 compared to 5% for the same period in 1998. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

>> our markets could suffer unexpected increases in development of retail properties;
>>   the financial condition of our tenants could deteriorate;
>>   the costs of our development projects could exceed our original estimates;
>> we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
>> we may not be able to lease or release space quickly or on as favorable terms as old leases;
>>   we may have incorrectly assessed the environmental condition of our properties;
>>   an unexpected increase in interest rates would increase our debt service costs;
>>   we could lose key executive officers; and
>> our markets may suffer decline in economic growth or increase in unemployment rates.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE RESULTS, BUT ONLY INDICATORS OF REASONABLY POSSIBLE RESULTS. AS A RESULT, ACTUAL FUTURE MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES," WHICH PROVIDES INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.

         To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We do not enter into interest rate hedge contracts. As of March 31, 1999, we had approximately $32 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 1999, out interest expense would be increased or decreased approximately $0.3 million for the year ended December 31, 1999. The Company has no fixed rate debt maturing in 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.2        Amended and Restated Bylaws

         27         Financial Data Schedule (EDGAR filing only)

(b)      Reports on Form 8-K

         A Form 8-K dated February 22, 1999 reported deadlines for (i) the inclusion of shareholders proposals in the Company's 1999 proxy statement and (ii) notice of shareholder proposals for consideration at the 1999 Annual Meeting.

                                   SIGNATURES

================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KONOVER PROPERTY TRUST, INC.






                           Date:  May 14, 1999



                           By: /S/Patrick M. Miniutti
                               --------------------------------------------
                           Patrick M. Miniutti, Executive Vice President, Chief Financial Officer and Director


                            By: /S/Sona A. Thorburn
                               --------------------------------------------
                            Sona A. Thorburn, Vice President,
                            Chief Accounting Officer