Form 10-Q
period 1999-06-30
KONOVER PROPERTY TRUST INC
filed 1999-08-16
CIK 899757

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,838,711 shares of Common Stock, $0.01 par value, as of August 10, 1999.

KONOVER PROPERTY TRUST, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.

ITEM 1.  Financial Statements (Unaudited).................................  3

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................... 14

ITEM 3.  Quantitative and Qualitative Disclosures of Market Risk.......... 27


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................ 28

ITEM 2.  Changes in Securities and Use of Proceeds........................ 28

ITEM 3.  Defaults Upon Senior Securities.................................. 28

ITEM 4.  Submission of Matters to a Vote of Security Holders.............. 28

ITEM 5.  Other Information................................................ 28

ITEM 6.  Exhibits and Reports on Form 8-K................................. 28

Signatures   ............................................................. 29

                                     PART I

                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                                                       PAGE NO.

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..................................    4


Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998................    5


Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998..................    6


Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1999.................    7


Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998..................    8


Notes to Consolidated Financial Statements.............................................................    9

                          KONOVER PROPERTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30, 1999       DECEMBER 31, 1998
                                                                                      (UNAUDITED)            (AUDITED)
                                                                                ---------------------------------------------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA))
                                     ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                         $        115,431           $     108,978
   Buildings and improvements                                                            473,128                 437,932
   Deferred leasing and other charges                                                     31,691                  28,561
                                                                                ---------------------------------------------
                                                                                         620,250                 575,471
   Accumulated depreciation and amortization                                             (76,027)                (66,108)
                                                                                ---------------------------------------------
                                                                                         544,223                 509,363
   Properties under development                                                           20,352                   7,414
   Properties held for sale                                                                5,837                   5,946
   Investment in joint ventures                                                           38,496                  32,138
                                                                                ---------------------------------------------
                                                                                         608,908                 554,861

 OTHER ASSETS:
   Cash and cash equivalents                                                              17,887                  72,302
   Restricted cash                                                                         5,662                   6,052
   Tenant and other receivables                                                           14,139                  12,076
   Deferred charges and other assets                                                      17,178                  12,622
   Notes receivable                                                                       16,706                  24,536
                                                                                ---------------------------------------------
                                                                                $        680,480           $     682,449
                                                                                =============================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                    $        307,084           $     304,783
   Capital lease obligations                                                                 755                     774
   Accounts payable and other liabilities                                                 17,181                  15,305
                                                                                ---------------------------------------------
                                                                                         325,020                 320,862

COMMITMENTS AND CONTINGENCIES                                                                  -                       -

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                12,796                  12,246

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 792,000
         issued and outstanding at June 30, 1999 and December 31, 1998                    18,962                  18,962
   Stock purchase warrants                                                                     9                       9
   Commonstock, $0.01 par value, 100,000,000 shares authorized, 30,838,711 and
         31,207,457 issued and outstanding at June 30, 1999 and December 31,
         1998, respectively                                                                  308                     313
   Additional paid-in capital                                                            323,867                 328,705
   Retained Earnings                                                                           -                   1,612
   Deferred compensation - Restricted Stock Plan                                            (482)                   (260)
                                                                                ---------------------------------------------
                                                                                         342,664                 349,341
                                                                                =============================================
                                                                                $        680,480           $     682,449
                                                                                =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED JUNE 30,
                                                                                          1999                   1998
                                                                                   ---------------------------------------------
RENTAL OPERATIONS:                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                                      $    15,922         $    14,048
        Percentage rents                                                                        408                 151
        Property operating cost recoveries                                                    4,232               3,962
        Other income                                                                            524                 504
                                                                                   ---------------------------------------------
                                                                                             21,086              18,665
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               2,399               2,044
        Utilities                                                                               624                 627
        Real estate taxes                                                                     2,002               1,882
        Insurance                                                                               238                 243
        Marketing                                                                               162                 156
        Other                                                                                   996                 582
                                                                                   ---------------------------------------------
                                                                                              6,421               5,534
    Depreciation and amortization                                                             5,896               5,585
                                                                                   ---------------------------------------------
                                                                                             12,317              11,119
                                                                                   ---------------------------------------------
                                                                                              8,769               7,546
                                                                                   ---------------------------------------------
OTHER EXPENSES:
    General and administrative                                                                2,115               1,870
    Interest                                                                                  3,862               6,101
                                                                                   ---------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                                 2,792                (425)
    Loss on sale of real estate                                                                 158                 353
    Equity in earnings of unconsolidated ventures                                                 3                   -
    Minority interest in operating partnership                                                   79                   -
                                                                                   ---------------------------------------------
NET INCOME (LOSS)                                                                             2,552                (778)
    Preferred dividends                                                                         275                   -
                                                                                   ---------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                     $      2,277         $      (778)
                                                                                   =============================================

BASIC INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE                         $       0.07         $     (0.05)
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         30,756              14,186
                                                                                   =============================================

DILUTED INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE                       $       0.07         $     (0.05)
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                                        34,341              14,186
                                                                                   =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                          1999                   1998
                                                                                   ---------------------------------------------
RENTAL OPERATIONS:                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                                      $    30,482         $    23,776
        Percentage rents                                                                        569                 302
        Property operating cost recoveries                                                    7,991               7,062
        Other income                                                                          1,207               1,731
                                                                                   ---------------------------------------------
                                                                                             40,249              32,871
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               4,487               3,653
        Utilities                                                                             1,246               1,209
        Real estate taxes                                                                     3,930               3,273
        Insurance                                                                               479                 405
        Marketing                                                                               316                 315
        Other                                                                                 1,875               1,105
                                                                                   ---------------------------------------------
                                                                                             12,333               9,960
    Depreciation and amortization                                                            11,066               9,558
                                                                                   ---------------------------------------------
                                                                                             23,399              19,518
                                                                                   ---------------------------------------------
                                                                                             16,850              13,353
                                                                                   ---------------------------------------------
OTHER EXPENSES:
    General and administrative                                                                4,050               3,397
    Interest                                                                                  7,170              10,482
                                                                                   ---------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                                 5,630                (526)
    Loss on sale of real estate                                                                 350                 353
    Equity in earnings of unconsolidated ventures                                                 6                   -
    Minority interest in operating partnership                                                  166                   -
                                                                                   ---------------------------------------------
NET INCOME (LOSS)                                                                             5,108                (879)
    Preferred dividends                                                                         550                   -
                                                                                   ---------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                     $      4,558         $      (879)
                                                                                   =============================================

BASIC INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE                         $       0.15         $     (0.07)
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         30,936               13,076
                                                                                   =============================================

DILUTED INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE                       $       0.15         $     (0.07)
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                                        34,492              13,076
                                                                                   =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                     CONVERTIBLE    STOCK PURCHASE                    ADDITIONAL PAID
                                                   PREFERRED STOCK     WARRANTS       COMMON STOCK       IN CAPITAL
                                                   ---------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                          $      18,962     $       9        $     313       $    328,705
 Expenses related to sale of common stock                       -             -                -               (213)
 Issuance of 10,830 employee stock purchase plan
   shares                                                       -             -                -                  58
 Issuance of 55,871 restricted shares                           -             -                -                 325
 Repurchase of 493,200 shares of common stock                   -             -               (5)            (2,962)
 Compensation under stock plans                                 -             -                -                   -
 Preferred stock dividends ($0.25 per share)                    -             -                -                   -
 Common stock dividends ($0.25 per share)                       -             -                -             (2,046)
 Net income                                                     -             -                -                   -
                                                    ====================================================================
BALANCE AT JUNE 30, 1999                            $      18,962     $       9        $     308       $     323,867
                                                    ====================================================================


                                                                      DEFERRED
                                                                    COMPENSATION
                                                     RETAINED     RESTRICTED STOCK
                                                     EARNINGS           PLAN             TOTAL
                                                   ------------------------------------------------
BALANCE AT JANUARY 1, 1999                         $       1,612    $       (260)      $   349,341
 Expenses related to sale of common stock                      -               -              (213)
 Issuance of 10,830 employee stock purchase plan
   shares                                                      -               -                58
 Issuance of 55,871 restricted shares                          -            (325)                -
 Repurchase of 493,200 shares of common stock                  -               -            (2,967)
 Compensation under stock plans                                -             103               103
 Preferred stock dividends ($0.25 per share)                (550)              -              (550)
 Common stock dividends ($0.25 per share)                 (6,170)              -            (8,216)
 Net income                                                5,108               -             5,108
                                                   =====================================================
BALANCE AT JUNE 30, 1999                           $           -     $      (482)      $   342,664
                                                   =====================================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   1999            1998
                                                               -----------------------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $     5,108     $      (879)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                 11,066           9,558
       Loss on sale of real estate                                      350             353
       Minority interest in operating partnership                       166               -
       Amortization of deferred financing costs                         848             173
       Compensation under stock plans                                   948             664
       Amortization of debt premium                                    (652)              -
       Net changes in:
         Tenant and other receivables                                (2,063)         (1,223)
         Deferred charges and other assets                           (5,211)         (1,882)
         Accounts payable and other liabilities                       1,683           3,464
                                                               -----------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   12,243          10,228
                                                               -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in income-producing properties                        (17,879)         (7,098)
   Proceeds from sale of real estate                                      -           5,717
   Acquisition of  income-producing properties, net                 (36,382)         (5,528)
   Payments received (advances) on notes receivable, net              7,830          (6,973)
   Investment in joint ventures                                      (6,358)         (9,464)
   Change in restricted cash                                            390             975
                                                               -----------------------------
          NET CASH USED IN INVESTING ACTIVITIES                     (52,399)        (22,371)
                                                               -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt on income properties                              646          82,721
   Repayment of debt on income properties                            (1,786)        (86,288)
   Expenses related to sale of common stock                            (213)         20,210
   Deferred financing charges                                          (842)         (1,221)
   Repayments of capital lease obligation                              (123)           (258)
   Repurchase of restricted stock                                         -             (30)
   Exercise of stock options                                              -              39
   Issuance of shares under employee stock purchase plan                 58               -
   Distribution to operating partnership unit holders                  (266)              -
   Distribution to common and preferred stockholders                 (8,766)              -
   Repurchase of common stock                                        (2,967)              -
                                                               -----------------------------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (14,259)         15,173
                                                               -----------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (54,415)          3,030
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     72,302           4,872
                                                               =============================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    17,887     $     7,902
                                                               =============================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest
       (net of interest capitalized of $360 and $546)           $     8,823     $     9,427
                                                               =============================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

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

         Over the past five years, the Company has grown from an owner of retail shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 8.9 million square feet. On June 30, 1999, the Company-owned properties consisted of:

1. 54 community shopping centers in 17 states aggregating approximately 6,580,000 square feet;

2. 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

3. 2 centers aggregating approximately 167,000 square feet that are held for sale; and

4. approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers, which are being marketed for lease or sale.

         In addition, square footage of properties managed by the Company increased to 8.9 million at June 30, 1999 from 1.8 million at June 30, 1998.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of June 30, 1999. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and all of its subsidiaries. All significant inter-company balances have been eliminated in consolidation.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

RECLASSIFICATION

         Certain amounts from prior years were reclassified to conform with current-year presentation. These reclassifications had no effect on net income
(loss) or stockholders' equity as previously reported.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

BASIC AND DILUTED INCOME PER SHARE

         For the three months and six months ended June 30, 1999, the denominator for diluted earnings per share is calculated as follows (in thousands):

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                      THREE         SIX MONTHS
                                                  MONTHS ENDED         ENDED
                                                    JUNE 30,         JUNE 30,
                                                       1999             1999
                                               ---------------- ----------------
   DENOMINATOR:
     Denominator- weighted average shares            30,756           30,936
     Effect of dilutive securities:
         Preferred stock                              2,200            2,200
         Employee stock options                          33               33
         Restricted stock                               301              272
         Operating Partnership Units                  1,051            1,051
                                               ---------------- ----------------
     Dilutive potential common shares                 3,585            3,556
                                               ---------------- ----------------
     Denominator- adjusted weighted average
         shares and assumed conversions              34,341           34,492
                                               ================ ================

All potential common shares have been excluded from dilutive potential shares for the three and six months ended June 30, 1998 because the effect would be antidilutive.

DIVIDENDS

         In June, 1999, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of June 15, 1999. The dividend of $4.5 million was paid on June 30, 1999. As of June 30, 1999, the Company has paid dividends totaling $9.0 million to its shareholders including $0.3 million to operating partnership unit holders.

COMPREHENSIVE INCOME

         The Company had no items of other comprehensive income for three and six months ended June 30, 1999 and 1998.

3. SIGNIFICANT TRANSACTIONS

LAZARD FRERES TRANSACTION

         On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's ownership interest in the Company is 62%, assuming conversion of outstanding preferred stock and units into shares. Under the terms of the Transaction agreements, for as long as PSR's investment in the Company is $50 million or more, PSR has the right to participate in future equity issuances to preserve its ownership interest.

         Pursuant to the Contingent Value Rights Agreement, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company may be required to pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     A summary of the Company's acquisition activity since 1996 follows (in thousands):

                                                                                                              OP UNITS
                               STATE                     SQUARE       PURCHASE        DEBT                    ($9.50
                             LOCATION         DATE        FEET         PRICE         ASSUMED        CASH      PER SHARE)
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
1999 TO DATE
Grove Park                      SC           5/13/99          95   $     5,700              -   $    5,700           -
Crossroads at Mandarin          FL           4/14/99          72         4,500              -        4,500           -
Dare Center                     NC           3/31/99         113         5,000              -        5,000           -
Braves Village                  SC           3/31/99          60         4,500              -        4,500           -
Eastgate Plaza                  FL           3/30/99         182        10,400              -       10,400           -
Dukes Plaza                     VA           3/1/99          140         6,500          4,100        2,400           -
Robertson Corners               SC           1/6/99           48         3,900              -        3,900           -
                                           ----------- ----------- -------------- ------------- ------------- ----------

                   TOTAL                                     710        40,500          4,100       36,400           -

1998
Waverly Place                   NC           12/14/98        181        12,800        10,700         2,100          -
University Shoppes              SC            8/31/98         54         4,700         3,200         1,500          -
Konover (portfolio)       FL, NC, VA, AL       4/1/98      1,519        85,400        55,200        26,700        369
Rodwell/Kane (portfolio)      NC, VA          3/31/98        955        57,100        44,300         3,500       974 (1)
Market Square                   VA             1/7/98         56         3,100         2,300           800          -
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   2,765       163,100       115,700        34,600      1,343

1997
North Hills (portfolio)         NC            3/31/97        606        32,300             -        32,300          -

1996
N/A                                                            -             -             -             -          -
                                                       =========== ============== ============= ============= ==========
                   TOTAL                                   4,081   $   235,900    $  119,800    $  103,300      1,343
                                                       =========== ============== ============= ============= ==========

(1) Includes 292 units to be issued upon the completion of certain contingencies contained in the agreement.

JOINT VENTURES

         A summary of the Company's investments in venture companies at June 30, 1999 and December 31, 1998, is as follows (all investments are accounted for under the equity method, in thousands):

                                                                 Amounts invested
                                                          ---------------- --------------
                                                              June 30,      December 31,
                       Location             Ownership           1999            1998
                       --------             ---------     ---------------- --------------
Atlantic Realty        North Carolina          50%          $  7,780       $      7,442
Mount Pleasant KPT     Mount Pleasant, SC      50%            24,429             18,759
Wakefield Investment   Wake Forest, NC         95%               570                570
Falls KPT              Raleigh, NC             50%             5,717              5,367
                                                          ---------------- --------------
                                                            $ 38,496       $     32,138
                                                          ================ ==============

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

         The majority of the properties owned by the venture companies are under development and have no material operations with the exception of two projects with Atlantic Realty as of June 30, 1999. The development project at Mount Pleasant was 38% occupied at June 30, 1999. Its grand opening will be on August 13, 1999 at which time 50% of the center will be open and a total of 64% of the center's gross leasable area under executed leases. The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the ventures is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective venture partners.

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

GENERAL OVERVIEW

         Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, operation, and ownership of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.
On June 30, 1999, the Company-owned properties consisted of:

(1) 54 community shopping centers in 17 states aggregating approximately 6,580,000 square feet;

(2) 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

(3) 2 centers aggregating approximately 167,000 square feet that are held for sale; and

(4) approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers, which are being marketed for lease or sale.

The weighted-average square feet of gross leasable area is as follows (in millions):

                                       Three months ended    Six months ended
                                            June 30,             June 30,
                                      --------------------- -------------------
                                       1999          1998   1999          1998
                                      ---------- ---------- --------- ---------
Weighted average gross leasable area    8.8           8.1    8.5           6.8

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

         The income per share amounts comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

                                                                              KONOVER PROPERTY TRUST, INC.
                                                                                       (UNAUDITED)
                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                                 1999             1998             1999             1998
                                                           ----------------- ---------------- ---------------- ----------------
OPERATING DATA:
    Rental revenues                                          $   21,086        $   18,665       $   40,249       $   32,871
    Property operating costs                                      6,421             5,534           12,333            9,960
                                                           ----------------- ---------------- ---------------- ----------------
                                                                 14,665            13,131           27,916           22,911
    Depreciation and amortization                                 5,896             5,585           11,066            9,558
    General and administrative                                    2,115             1,870            4,050            3,397
    Interest                                                      3,862             6,101            7,170           10,482
    Loss on sale of real estate                                     158               353              350              353
    Equity in earnings of unconsolidated ventures                     3                 -                6                -
    Minority interest in Operating Partnership                       79                 -              166                -
                                                           ----------------- ---------------- ---------------- ----------------
    NET INCOME (LOSS)                                        $    2,552        $    (778)       $    5,108       $    (879)
        Preferred stock dividends                                   275               -                550              -
                                                           ================= ================ ================ ================
    INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           $    2,277        $    (778)       $    4,558       $    (879)
                                                           ================= ================ ================ ================

    BASIC INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
    PER SHARE                                                $     0.07        $   (0.05)       $     0.15       $   (0.07)
                                                           ================= ================ ================ ================
    Weighted-average common shares outstanding                   30,756            14,186           30,936           13,076
                                                           ================= ================ ================ ================

    DILUTED INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS PER SHARE                                   $     0.07        $   (0.05)       $     0.15       $   (0.07)
                                                           ================= ================ ================ ================
    Weighted-average shares outstanding - diluted (a)            34,341            14,186           34,492           13,076
                                                           ================= ================ ================ ================

OTHER DATA:
    EBITDA
        Net income (loss)                                   $     2,552        $     (778)       $    5,108      $    (879)
        Adjustments:
           Interest                                               3,862              6,101            7,170          10,482
           Depreciation and amortization                          5,896              5,585           11,066           9,558
           Compensation under stock awards                          548                367              948             664
           Loss on sale of real estate                              158                353              350             353
           Minority interest                                         79                  -              166                -
           Share of depreciation in unconsolidated
           ventures                                                  24                  -               48                -
                                                          ------------------ ----------------- --------------- ----------------
                                                            $    13,119        $    11,628       $   24,856      $   20,178
                                                          ================== ================= =============== ================
    Weighted-average shares outstanding - diluted (a)            34,341             17,472           34,492          15,983
                                                          ================== ================= =============== ================

    FUNDS FROM OPERATIONS:
        Net income (loss)                                   $     2,552        $     (778)       $    5,108      $    (879)
        Adjustments:
           Straight line rent                                       142               (12)              285             448
           Real estate depreciation and amortization              5,822              5,427           10,953           9,260
           Compensation under stock awards                          548                367              948             664
           Loss on sale of real estate                              158                353              350             353
           Minority interest                                         79                  -              166               -
           Share of depreciation in unconsolidated
           ventures                                                  24                  -               48               -
                                                          ================== ================= =============== ================
                                                            $     9,325        $     5,357       $   17,858      $    9,846
                                                          ================== ================= =============== ================
    Weighted-average shares outstanding - diluted (a)            34,341             17,472           34,492          15,983
                                                          ================== ================= =============== ================

                                                                                KONOVER PROPERTY TRUST, INC.
                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                   1999             1998             1999            1998
                                                              --------------- ----------------- --------------- ----------------
FUNDS AVAILABLE FOR DISTRIBUTION / REINVESTMENT:
    Funds from Operations                                       $      9,325    $      5,357      $     17,858    $      9,846
    Adjustments:
        Capitalized tenant allowances                                  (747)         (1,405)           (1,049)         (1,653)
        Capitalized leasing costs                                      (282)           (580)             (563)         (1,092)
        Recurring capital expenditures                                  (67)           (154)             (131)           (217)
                                                              =============== ================= =============== ================
                                                                $      8,229    $      3,218      $     16,115    $      6,884
                                                              =============== ================= =============== ================

DIVIDENDS DECLARED ON QUARTERLY EARNINGS                        $      4,517    $          -      $      9,032    $          -
                                                              =============== ================= =============== ================
DIVIDENDS DECLARED ON QUARTERLY EARNINGS PER SHARE              $      0.125    $          -      $      0.250    $          -
                                                              =============== ================= =============== ================

CASH FLOWS:
    Cash flows from operating activities                        $      6,156    $      3,163      $     12,243    $     10,228
    Cash flows from investing activities                            (11,591)        (14,861)          (52,399)        (22,371)
    Cash flows from financing activities                             (6,186)           7,676          (14,259)          15,173
                                                              =============== ================= =============== ================
    Net (decrease) increase in cash and cash equivalents        $   (11,621)    $    (4,022)      $   (54,415)    $      3,030
                                                              =============== ================= =============== ================


                                                                          JUNE 30,
                                                                   1999             1998
                                                              --------------- -----------------
BALANCE SHEET DATA:
    Income-producing properties (before depreciation and
      amortization)                                             $    620,250    $    546,509
    Total assets                                                     680,480         564,472
    Debt on income properties                                        307,084         339,081
    Total liabilities                                                325,020         371,827
    Minority interest                                                 12,796           9,304
    Total stockholders' equity                                       342,664         183,341

PORTFOLIO PROPERTY DATA:
    Total GLA (at end of period)                                       8,857           8,084
    Weighted-average GLA                                               8,527           6,829
    Number of properties (at end of period)                               66              59
    Occupancy (at end of period):
        Operating                                                      92.8%           93.6%
        Held for sale/redevelopment                                    46.6%           57.5%


(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                     1999          1998           1999          1998
                                                  ------------- ------------- -------------- -------------
   DENOMINATOR:
     Denominator- weighted average shares            30,756        14,186        30,936         13,076
     Effect of dilutive securities:
         Preferred stock                              2,200         2,222         2,200          2,222
         Employee stock options                          33            33            33             33
         Restricted stock                               301           368           272            321
         Operating Partnership Units                  1,051           663         1,051            331
                                                  ------------- ------------- -------------- -------------
     Dilutive potential common shares                 3,585         3,286         3,556          2,907
                                                  ------------- ------------- -------------- -------------
     Denominator- adjusted weighted average
         shares and assumed conversions              34,341        17,472        34,492         15,983
                                                  ============= ============= ============== =============


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

NET INCOME
         The Company reported a net income available to common shareholders of $2.3 million, or $0.07 per common share, for the three months ended June 30, 1999. The same period in 1998 reported a net loss available to common shareholders of ($0.8) million, or ($0.05) per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $1.7 million, or 13%, to $14.8 million from $13.1 million for the same period in 1998. Including the effect of straight-line rent adjustment, ($0.2 million) NOI increased by $1.5 million. This increase was partly attributable to the following:

         Acquisition impact on NOI for the three months ended June 30, 1999 (in thousands).

        1999 Acquisitions           $  1,100
        University Shoppes               100
        Waverly Place                    340
                                 ----------------
                                    $  1,540
                                 ================

>> The Company's acquisition activity was funded primarily with the use of proceeds generated from the 1998 sale of common stock. These proceeds also enabled the Company to reduce interest expense by $0.3 million to $6.5 million in 1999 from $6.8 million in 1998 and resulted in increased interest income of $1.9 million over 1998.
>> Through acquisitions, the Company had increased depreciation and amortization of $0.3 million and increased general and administrative expenses of $0.2 million.
>> The disposition of certain development projects resulted in a loss of approximately $0.2 million compared to $0.4 million for the same period in 1998.
>> The Company paid a $0.3 million dividend in 1999 to its preferred shareholders.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA was $13.1 million for the three months ended June 30, 1999, an increase of $1.5 million or 13%, from $11.6 million for the same period in 1998. The increase was primarily due to increased NOI of $1.5 million over 1998, including adjustment for straight-line rent, as described above, offset by an increase in general and administrative expenses of $0.1 million exclusive of compensation under stock plan awards.

         Funds from Operations ("FFO") for the three months ended June 30, 1999 increased $3.9 million or 72% to $9.3 million. The Company's FFO for the same period in 1998 was $5.4 million. FFO increased primarily as a result of the $1.7 million increase in NOI, exclusive of straight-line rent, as described above. This increase in NOI is combined with:

>> an increase in general and administrative expenses, exclusive of compensation under stock awards, of $0.1 million and
>>   the decrease in net interest expense of $2.2 million.

TENANT INCOME

         Base rent, including straight-line rent, increased 14% to $15.9 million for the three months ended June 30, 1999 from $14.0 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased $2.1 million, or 15%, to $16.1 million for the three months ended June 30, 1999 when compared to

$14.0 million in 1998. The increase in base rent for the three months ended June 30, 1999, is attributable primarily to the following acquisitions:

                                   Base Rent **
                                Three Months ended
                                   June 30, 1999
                                  (IN THOUSANDS)
                              -----------------------
   1999 Acquisitions               $      1,130
   University Shoppes                       125
   Waverly Place                            410
                              -----------------------
                                   $      1,665
                              =======================
    ** BASE RENT EXCLUDES STRAIGHT-LINE RENT

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 9%. Gross leasable area in operation increased by 0.7 million square feet, primarily because of the acquisition of the seven properties in 1999.

         Recoveries from tenants increased 5% for the three months ended June 30, 1999 to $4.2 million compared to $4.0 million in the same period of 1998. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs. On a weighted-average square-foot basis, recoveries decreased 2% to $0.48 for the three months ended June 30, 1999 when compared to $0.49 for the same period in 1998. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 80% in 1999 as compared to 83% in 1998.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $0.9 million, or 16%, to $6.4 million in 1999 from $5.5 million in the same period of 1998. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1999, which rose 9% to 8.8 million square feet in 1999 from 8.1 million square feet in 1998. On a weighted-average square-foot basis, operating expenses increased 7% to $0.73 from $0.68 per weighted average square foot.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended June 30, 1999 increased $0.2 million, or 11%, to $2.1 million in 1999 from $1.9 million in 1998. General and administrative expenses in 1999 include $0.5 million in compensation under stock plan awards. General and administrative expenses in 1998 include compensation under stock awards of $0.4 million. Exclusive of these charges in 1999 and 1998, general and administrative expenses increased $0.1 million, but decreased as a percentage of revenues to 7.6% in 1999 from 8.0% in 1998.

DEPRECIATION

         Depreciation decreased to $4.5 million for the three months ended June 30, 1999 compared to $4.6 million in the same period of 1998. The decrease is due primarily to the 1999 acquisitions. Absent the impact of these acquisitions, depreciation decreased $0.5 million which represents the impact on depreciation of the change in estimate of the useful life of buildings from 31 to 39 years recorded in fourth quarter of 1998. Amortization of deferred leasing and other charges increased $0.4 million to $1.4 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $0.67 in 1999 from $0.69 in 1998.

INTEREST EXPENSE

         Interest expense for the three months ended June 30, 1999, net of interest income of $2.7 million, decreased by $2.2 million, or 36%, to $3.9 million compared to $6.1 million, net of interest income of $0.7 million, for the three months ended June 30, 1998. This decrease resulted primarily from the increase in interest income generated from the proceeds from the sale of common stock in 1998. On a weighted-average basis, the three months ended June 30, 1999, debt outstanding was $305.8 million, and the average interest rate was 7.92%. This compares to $342.1 million of outstanding debt and a 7.93% average interest rate in 1998. The Company capitalized $0.2 million of interest costs associated with its development projects for the three months ended June 30, 1999 and 1998.

PROPERTIES HELD FOR SALE

         For the three months ended June 30, 1999, the properties held for sale contributed approximately $0.1 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale incurred a loss of $0.1 million. For the three months ended June 30, 1998, the properties held for sale contributed approximately $0.2 million of revenue and incurred a loss of $0.8 million after deducting related interest expense. The decrease in revenue and decrease in net loss is principally due to the sale of one property in April 1998 which resulted in a loss of $0.4 million.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

NET INCOME

         The Company reported a net income available to common shareholders of $4.6 million, or $0.15 per common share, for the six months ended June 30, 1999. The same period in 1998 reported a net loss available to common shareholders of $0.9 million, or ($0.07) per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $4.9 million, or 21%, to $28.2 million from $23.3 million for the same period in 1998. Including the effect of straight-line rent adjustment, ($0.2 million) NOI increased by $5.0 million. This increase was partly attributable to the following:

         Acquisition impact on NOI for the six months ended June 30, 1999 (in thousands).


                  1999 Acquisitions             $   1,220
                  University Shoppes                  230
                  Waverly Place                       700
                  Konover (portfolio)               2,100
                                              --------------------
                                                $   4,250
                                              ====================

>> The Company's acquisition activity required higher borrowing levels resulting in increased interest expense by $0.9 million. Investments made with funds from the proceeds from the sale of common stock in 1998 resulted in increased interest income of $4.2 million.
>> Through acquisitions, the Company had increased depreciation and amortization of $1.5 million and increased general and administrative expenses of $0.7 million.
>> The Company paid a $0.6 million dividend in 1999 to its preferred shareholders.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA was $24.9 million for the six months ended June 30, 1999, an increase of $4.7 million or 23%, from $20.2 million for the same period in 1998. The increase was due to increased NOI of $5.0 million over 1998, including adjustment for straight-line rent (as described above) offset by an increase in general and administrative expenses of $0.5 million exclusive of compensation under stock plan awards.

         Funds from Operations ("FFO") for the six months ended June 30, 1999 increased $8.1 million or 81% to $17.9 million. The Company's FFO for the same period in 1998 was $9.8 million. FFO increased primarily as a result of the $4.9 million increase in NOI, exclusive of straight-line rent, as described above combined with:

>> an increase in general and administrative expenses (exclusive of compensation under stock awards) of $0.5 million and
>>   the decrease in net interest expense of $3.3 million.

TENANT INCOME

         Base rent, including straight-line rent, increased 28% to $30.5 million for the six months ended June 30, 1999 from $23.8 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased $6.6 million, or 27%, to $30.8 million for the six months ended June 30, 1999 when compared to $24.2 million in 1998. The increase in base rent for the six months ended June 30, 1999, is attributable primarily to the following acquisitions (in millions):

                                  Base Rent (*)
                                Six Months ended
                                  June 30, 1999
                                 (IN THOUSANDS)
                                ------------------
    1999 Acquisitions                $1,300
    University Shoppes                  245
    Waverly Place                       800
    Konover (portfolio)               2,300
                                ------------------
                                     $4,645
                                ==================
(*) Base rent excludes straight-line rent

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 25%. In addition, gross leasable area in operation at period end increased by 0.8 million square feet, primarily because of the seven properties acquired in 1999 totaling 0.7 million in gross leasable area and two properties acquired in the second half of 1998 totaling
0.2 million in gross leasable area. These described increases were partially offset by the sales of properties in California and Kentucky totaling 0.2 million in gross leasable area.

         Recoveries from tenants increased 13% for the six months ended June 30, 1999 to $8.0 million compared to $7.1 million in the same period of 1998. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs. On a weighted-average square-foot basis, recoveries decreased 10% to $0.94 for the six months ended June 30, 1999 when compared to $1.04 for the same period in 1998. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 79% in 1999 as compared to 83% in 1998.

OTHER INCOME

         Other income decreased $0.5 million to $1.2 million in 1999 compared to $1.7 million in 1998 primarily as a result of decreased third-party management fee income of $0.7 million offset by increased leasing fee income of $0.2 million primarily from development projects. The decrease is directly attributable to the fact that prior to the closing on the eight Rodwell/Kane properties, the Company managed these community centers, which generated $0.6 million in management fees. The Company will continue to manage the one remaining Rodwell/Kane community center.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $2.3 million, or 23%, to $12.3 million in 1999 from $10.0 million in the same period of 1998. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1999, which rose 25% to 8.5 million square feet in 1999 from 6.8 million square feet in 1998. On a weighted-average square-foot basis, operating expenses decreased 1% to $1.45 from $1.47 per weighted average square foot.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the six months ended June 30, 1999 increased $0.7 million, or 21%, to $4.1 million in 1999 from $3.4 million in 1998. General and administrative expenses in 1999 include $0.9 million in compensation under stock plan awards. General and administrative expenses in 1998 include compensation under stock awards of $0.7 million. Exclusive of these charges in 1999 and 1998, general and administrative expenses increased $0.5 million, but decreased as a percentage of revenues to 8.0% from 8.2% in 1998.

DEPRECIATION

         Depreciation increased to $8.7 million for the six months ended June 30, 1999 compared to $7.6 million in the same period of 1998. The increase is due primarily to the 1999 and 1998 acquisitions including the Rodwell/Kane and Konover portfolio acquisitions. Absent the impact of these acquisitions, depreciation decreased $0.5 million for the six months ended June 30, 1999, which represents the impact on depreciation of the change in estimate of the useful life of buildings from 31 to 39 recorded in the fourth quarter of 1998. Amortization of deferred leasing and other charges increased $0.4 million to $2.4 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $1.31 in 1999 from $1.41 in 1998.

INTEREST EXPENSE

         Interest expense for the six months ended June 30, 1999, net of interest income of $5.3 million, decreased by $3.3 million, or 31%, to $7.2 million compared to $10.5 million, net of interest income of $1.1 million, in the first six months of 1998. This decrease resulted primarily from higher borrowing levels in 1999 due to the investment in and acquisition of income-producing properties offset by the interest income generated from the proceeds from the sale of common stock in 1998. On a weighted-average basis, in the first six months of 1999, debt outstanding was $306.5 million, and the average interest rate was 7.92%. This compares to $273.2 million of outstanding debt and a 7.94% average interest rate in 1998. The Company capitalized $0.4 million of interest costs associated with its development projects in the first six months of 1999 compared to $0.5 million in the same period of 1998.

PROPERTIES HELD FOR SALE

         For the six months ended June 30, 1999, the properties held for sale contributed approximately $0.1 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale incurred a loss of $0.2 million. For the six months ended June 30, 1998, the properties held for sale contributed approximately $0.5 million of revenue and incurred a loss of $1.2 million after deducting related interest expense. The decrease in revenue and decrease in net loss is principally due to the sale of one property in April 1998 which resulted in a loss of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         The Company's cash and cash equivalents balance at June 30, 1999 was $17.9 million. Restricted cash, as reported in the financial statements, as of such date, was $5.7 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $12.2 million for the six months ended June 30, 1999. Net cash used in investing activities was $52.4 million in that same period. The primary use of these funds included:

>> $36.4 million of cash to acquire seven centers aggregating 0.7 million square feet located in Florida, North Carolina, South Carolina and Virginia
>>   $6.4 million invested in ventures.
>>   $17.9 million invested in the Company's income-producing properties.
>> These cash uses were offset by repayments received on certain notes receivables of $7.8 million.

         Net cash used in financing activities was $14.3 million for the six months ended June 30, 1999. The primary use of these funds included:

>>   $9.0 million for dividends paid,
>> $3.0 million for the repurchase of 493,200 shares of the Company's common stock, and
>>   $1.8 million for debt repayments.

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

LAZARD TRANSACTION

         On August 5, 1998, stockholders approved the Lazard transaction involving PSR's $200 million purchase of the Company's Common Stock at $9.50 per share. The investment was made in stages, as follows:

                         SALE DATE                         SHARES SOLD          PURCHASE PRICE
                         ---------                         -----------          --------------
                         March 23, 1998                      2,350,000        $     22,325,000
                         August 10, 1998                     2,913,157        $     27,675,000
                         August 28, 1998                     5,263,158        $     50,000,000
                         September 29, 1998                 10,526,316        $    100,000,000
                                                            ----------        ----------------
                                                            21,052,631        $    200,000,000
                                                            ==========        ================

         As of June 30, 1999, the majority of these funds have been used to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

         As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this the Contingent Value Rights Agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

FINANCING ACTIVITIES

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the purchase of assets and the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of June 30, 1999 was $89.1 million and is secured by 24 properties. The Company is currently seeking bondholder approval for ongoing substitution rights based upon predetermined criteria.

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

         In 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 360-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of June 30, 1999 was $73.9 million, including a $7.2 million unamortized interest rate premium.

DIVIDENDS

         In June, 1999, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of June 15, 1999. The dividend of $4.5 million was paid on June 30, 1999. As of June 30, 1999, the Company has paid dividends totaling $9.0 million to its shareholders including $0.3 million to operating partnership unit holders.

SHARE REPURCHASE

         For the six months ended June 30, 1999, the Company has repurchased 493,200 shares of its common stock at an average share price of $6.02 for a total of approximately $3.0 million. As of June 30, 1999, the Company had repurchased a total of 2,241,800 shares at an average price of $6.91 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,758,200 shares.

IMPACT OF YEAR 2000 ISSUE

GENERAL

         The Year 2000 compliance issue concerns the inability of computer systems to calculate accurately, store or use a date after 1999. This could result in a system failure or miscalculation causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

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

         The following chart shows our progress with respect to our remediation plan:

                          Assessment Phase                Renovation Phase                Validation Phase
                          ----------------                ----------------                ----------------
                                                                      Expected                         Expected
                                     Completion                      Completion                       Completion
                    % Complete *        Date        % Complete *        Date        % Complete *         Date
                   --------------- --------------- --------------- --------------- ---------------- ---------------
IT                      100%           1Q 99              75%          3Q 99               75%          3Q 99
Non-IT                  100%           1Q 99              90%          3Q 99               90%          3Q 99

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

ECONOMIC CONDITIONS

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4% of the Company's total revenue for the six months ended June 30, 1999 compared to 6% for the same period in 1998. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

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

         To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is not party to any interest rate hedge contracts. As of June 30, 1999, we had approximately $32.1 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 1999, our interest expense would be increased or decreased approximately $0.3 million for the year ended December 31, 1999. The Company has no fixed rate debt maturing in 1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of shareholders on June 3, 1999. At that meeting, our board of directors was elected. Information about the votes casts for each nominee is set forth below:


Nominee                       Votes Cast For       Withheld      Abstentions
------------------------------------------------------------------------------
Simon Konover                    30,635,637         11,257            -
Cammack Morton                   30,625,529         21,365            -
Patrick M. Miniutti              30,624,916         21,978            -
William D. Eberle                30,628,037         18,857            -
Richard Futrell, Jr.             30,628,037         18,857            -
John W. Gildea                   30,628,037         18,857            -
Klaus P. Kretschmann             30,635,327         11,567            -
Jonathan O'Herron                30,635,327         11,567            -
Mark S. Ticotin                  30,635,327         11,567            -
------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27         Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KONOVER PROPERTY TRUST, INC.






                         Date:  August 13, 1999



                         By: /S/Patrick M. Miniutti
                         ----------------------------------------------
                         Patrick M. Miniutti, Executive Vice President, Chief Financial Officer and Director


                         By: /S/Sona A. Thorburn
                         ----------------------------------------------
                         Sona A. Thorburn, Vice President,
                         Chief Accounting Officer