Form 10-Q
period 1999-09-30
KONOVER PROPERTY TRUST INC
filed 1999-11-10
CIK 899757

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,869,112 shares of Common Stock, $0.01 par value, as of November 5, 1999.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                                                    PAGE NO.

ITEM 1.  Financial Statements (Unaudited)...........................................................      3

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................     14

ITEM 3.  Quantitative and Qualitative Disclosures of Market Risk....................................     27


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..........................................................................     28

ITEM 2.  Changes in Securities and Use of Proceeds..................................................     28

ITEM 3.  Defaults Upon Senior Securities............................................................     28

ITEM 4.  Submission of Matters to a Vote of Security Holders........................................     28

ITEM 5.  Other Information..........................................................................     28

ITEM 6.  Exhibits and Reports on Form 8-K...........................................................     28

Signatures   .......................................................................................     29


                                     PART I


                    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)



                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.............................    4


Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998...........    5


Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998............    6


Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1999............    7


Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998............    8


Notes to Consolidated Financial Statements.............................................................    9

                          KONOVER PROPERTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                                         (UNAUDITED)            (AUDITED)
                                                                                   ---------------------------------------------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA))
                                                            ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                            $        117,770           $     108,978
   Buildings and improvements                                                               492,471                 437,932
   Deferred leasing and other charges                                                        32,753                  28,561
                                                                                   ---------------------------------------------
                                                                                            642,994                 575,471
   Accumulated depreciation and amortization                                                (81,139)                (66,108)
                                                                                   ---------------------------------------------
                                                                                            561,855                 509,363
   Properties under development                                                              20,620                   7,414
   Properties held for sale                                                                   5,785                   5,946
   Investment in joint ventures                                                              39,479                  32,138
                                                                                   ---------------------------------------------
                                                                                            627,739                 554,861

 OTHER ASSETS:
   Cash and cash equivalents                                                                  9,031                  72,302
   Restricted cash                                                                            5,618                   6,052
   Tenant and other receivables                                                              14,735                  12,076
   Deferred charges and other assets                                                         19,557                  12,622
   Notes receivable                                                                          11,588                  24,536
                                                                                   ---------------------------------------------
                                                                                   $        688,268           $     682,449
                                                                                   =============================================

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                       $        315,888           $     304,783
   Capital lease obligations                                                                    701                     774
   Accounts payable and other liabilities                                                    18,098                  15,305
                                                                                   ---------------------------------------------
                                                                                            334,687                 320,862

COMMITMENTS AND CONTINGENCIES                                                                     -                       -

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                   12,729                  12,246

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 786,340 and 792,000 issued and outstanding at September 30, 1999 and December 31,
     1998, respectively                                                                      18,820                  18,962
   Stock purchase warrants                                                                        9                       9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 30,860,153 and
         31,207,457 issued and outstanding at September 30, 1999 and December
         31, 1998, respectively                                                                 309                     313
   Additional paid-in capital                                                               322,140                 328,705
   Retained Earnings                                                                              -                   1,612
   Deferred compensation - Restricted Stock Plan                                               (426)                   (260)
                                                                                   ---------------------------------------------
                                                                                            340,852                 349,341
                                                                                   ---------------------------------------------
                                                                                   $        688,268           $     682,449
                                                                                   =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                                          1999                   1998
                                                                                   ---------------------------------------------
RENTAL OPERATIONS:                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                                      $    15,312         $    14,137
        Percentage rents                                                                        250                 151
        Property operating cost recoveries                                                    3,665               3,861
        Other income                                                                            927                 493
                                                                                   ---------------------------------------------
                                                                                             20,154              18,642
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               2,330               2,198
        Utilities                                                                               784                 716
        Real estate taxes                                                                     2,076               1,873
        Insurance                                                                               276                 247
        Marketing                                                                               147                 153
        Other                                                                                   985                 635
                                                                                   ---------------------------------------------
                                                                                              6,598               5,822
    Depreciation and amortization                                                             6,574               5,382
                                                                                   ---------------------------------------------
                                                                                             13,172              11,204
                                                                                   ---------------------------------------------
                                                                                              6,982               7,438
                                                                                   ---------------------------------------------
OTHER EXPENSES:
    General and administrative                                                                2,298               1,463
    Interest                                                                                  3,686               5,778
                                                                                   ---------------------------------------------
INCOME FROM OPERATIONS                                                                          998                 197
    Loss on sale of real estate                                                                  44                   -
    Equity in earnings of unconsolidated ventures                                            (1,621)                  -
    Minority interest in operating partnership                                                   67                   -
                                                                                   ---------------------------------------------
NET INCOME                                                                                    2,508                 197
    Preferred dividends                                                                         268                   -
                                                                                   ---------------------------------------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                            $      2,240         $       197
                                                                                   =============================================

BASIC INCOME AVAILABLE TO COMMON STOCKHOLDERS PER SHARE                                $       0.07         $      0.01
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         30,750              17,229
                                                                                   =============================================

DILUTED INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE                              $       0.07         $      0.01
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                                        34,394              20,621
                                                                                   =============================================

SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          1999                   1998
                                                                                   ---------------------------------------------
RENTAL OPERATIONS:                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                                      $    45,794         $    37,913
        Percentage rents                                                                        819                 453
        Property operating cost recoveries                                                   11,656              10,923
        Other income                                                                          2,134               2,224
                                                                                   ---------------------------------------------
                                                                                             60,403              51,513
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               6,817               5,851
        Utilities                                                                             2,030               1,925
        Real estate taxes                                                                     6,006               5,146
        Insurance                                                                               755                 652
        Marketing                                                                               463                 468
        Other                                                                                 2,860               1,740
                                                                                   ---------------------------------------------
                                                                                             18,931              15,782
    Depreciation and amortization                                                            18,588              15,604
                                                                                   ---------------------------------------------
                                                                                             37,519              31,386
                                                                                   ---------------------------------------------
                                                                                             22,884              20,127
                                                                                   ---------------------------------------------
OTHER EXPENSES:
    General and administrative                                                                5,400               4,196
    Interest                                                                                 10,856              16,260
                                                                                   ---------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                                 6,628                (329)
    Loss on sale of real estate                                                                 394                 353
    Equity in earnings of unconsolidated ventures                                            (1,615)                  -
    Minority interest in operating partnership                                                  233                   -
                                                                                   ---------------------------------------------
NET INCOME (LOSS)                                                                             7,616                (682)
    Preferred dividends                                                                         818                   -
                                                                                   ---------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                     $      6,798         $      (682)
                                                                                   =============================================

BASIC INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS PER SHARE                         $       0.22         $     (0.05)
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         30,873               14,475
                                                                                   =============================================

DILUTED INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE                       $       0.22         $     (0.05)
                                                                                   =============================================
WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                                        34,459              14,475
                                                                                   =============================================


SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                          CONVERTIBLE    STOCK PURCHASE                    ADDITIONAL PAID
                                                        PREFERRED STOCK     WARRANTS       COMMON STOCK       IN CAPITAL
                                                      ---------------------------------------------------------------------
  BALANCE AT JANUARY 1, 1999                          $      18,962     $       9        $     313         $     328,705
   Expenses related to sale of common stock                       -             -                -                 (259)
   Issuance of 15,968 employee stock purchase plan
     shares                                                       -             -                -                    88
   Issuance of 61,989 restricted shares                           -             -                -                   370
   Conversion of 5,660 shares of preferred stock into
     15,722 shares of common stock                             (142)            -                1                   141
   Cancellation of restricted stock                                                                                 (38)
   Repurchase of 493,200 shares of common stock                   -             -               (5)              (2,962)
   Compensation under stock plans                                 -             -                -                     -
   Preferred stock dividends ($0.375 per share)                   -             -                -                     -
   Common stock dividends ($0.375 per share)                      -             -                -               (3,905)
   Net income                                                     -             -                -                     -
                                                      ---------------------------------------------------------------------
  BALANCE AT SEPTEMBER 30, 1999                       $      18,820     $       9        $     309         $     322,140
                                                      =====================================================================


                                                                                       DEFERRED
                                                                                     COMPENSATION
                                                                      RETAINED     RESTRICTED STOCK
                                                                      EARNINGS           PLAN             TOTAL
                                                               ------------------------------------------------------
  BALANCE AT JANUARY 1, 1999                                    $       1,612     $      (260)      $   349,341
   Expenses related to sale of common stock                                 -               -              (259)
   Issuance of 15,968 employee stock purchase plan
     shares                                                                 -               -                88
   Issuance of 61,989 restricted shares                                     -            (370)                -
   Conversion of 5,660 shares of preferred stock into
     15,722 shares of common stock                                          -               -                 -
   Cancellation of restricted stock                                         -              38                 -
   Repurchase of 493,200 shares of common stock                             -               -            (2,967)
   Compensation under stock plans                                           -             166               166
   Preferred stock dividends ($0.375 per share)                          (818)              -              (818)
   Common stock dividends ($0.375 per share)                           (8,410)              -           (12,315)
   Net income                                                           7,616               -             7,616
                                                               ------------------------------------------------------
  BALANCE AT SEPTEMBER 30, 1999                                 $           -     $      (426)      $   340,852
                                                               ======================================================




SEE ACCOMPANYING NOTES.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              1999            1998
                                                                                         --------------------------------
                                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                       $     7,616     $     (682)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                            17,121          14,470
       Loss on sale of real estate                                                                 394             353
       Minority interest in operating partnership                                                  233               -
       Amortization of deferred financing costs                                                  1,496             488
       Compensation under stock plans                                                            1,467           1,020
       Amortization of debt premium                                                               (783)              -
       Net changes in:
         Tenant and other receivables                                                           (2,659)         (2,006)
         Deferred charges and other assets                                                      (7,061)         (6,540)
         Accounts payable and other liabilities                                                  2,142           4,328
                                                                                         --------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                              19,966          11,431
                                                                                         --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in income-producing properties                                                   (23,509)        (12,232)
   Proceeds from sale of real estate                                                                 -           5,717
   Acquisition of  income-producing properties, net                                            (54,782)        (17,826)
   Payments received (advances) on notes receivable, net                                        11,887          (7,961)
   Investment in joint ventures                                                                 (7,341)        (22,903)
   Change in restricted cash                                                                       434           2,231
                                                                                         --------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                                                (73,311)        (52,974)
                                                                                         --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt on income properties                                                      10,856          82,721
   Repayment of debt on income properties                                                       (3,060)       (133,256)
   (Expenses) proceeds related to sale of common stock                                            (259)        197,563
   Deferred financing charges                                                                     (875)         (1,221)
   Repayments of capital lease obligation                                                        (176)            (374)
   Repurchase of restricted stock                                                                    -             (43)
   Exercise of stock options                                                                         -              39
   Issuance of shares under employee stock purchase plan                                            88              34
   Distribution to operating partnership unit holders                                             (400)              -
   Distribution to common and preferred stockholders                                           (13,133)              -
   Repurchase of common stock                                                                   (2,967)        (10,608)
                                                                                         --------------------------------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (9,926)        134,855
                                                                                         --------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (63,271)         93,312
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                72,302           4,872
                                                                                         --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     9,031     $    98,184
                                                                                         ================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest
       (net of interest capitalized of $895 and $912)                                      $    18,469     $    16,006
                                                                                         ================================
SEE ACCOMPANYING NOTES.

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

         Over the past five years, the Company has grown from an owner of retail shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 9.1 million square feet. On September 30, 1999, the Company-owned properties consisted of:

1. 56 community shopping centers in 17 states aggregating approximately 6,830,000 square feet;

2. 10 outlet centers in nine states aggregating approximately 2,110,000 square feet;

3. 2 centers aggregating approximately 167,000 square feet that are held for sale; and

4. Approximately 124 acres of outparcel land located near or adjacent to certain of the Company's centers, which are being marketed for lease or sale.

         In addition, square footage of properties managed by the Company increased to 5.6 million at September 30, 1999 from 1.9 million at September 30, 1998.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of September 30, 1999. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

BASIC AND DILUTED INCOME PER SHARE

         For the three months and nine months ended September 30, 1999 and the three months ended September 30, 1998, the denominator for diluted earnings per share is calculated as follows (in thousands):

                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                                  THREE MONTHS        NINE MONTHS        THREE MONTHS
                                                      ENDED              ENDED               ENDED
                                                  SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                       1999               1999               1998
                                                 ---------------- -------------------- ----------------
   DENOMINATOR:
     Denominator- weighted average shares            30,751             30,873              17,229
     Effect of dilutive securities:
         Preferred stock                              2,211              2,213               2,222
         Employee stock options                          33                 33                147
         Restricted stock                               334                274                228
         Operating Partnership Units                  1,065              1,066                795
                                                  ---------------- -------------------- ----------------
     Dilutive potential common shares                 3,643              3,586               3,392
                                                  ---------------- -------------------- ----------------
     Denominator- adjusted weighted average
   shares and assumed conversions                    34,394             34,459              20,621
                                                  ================ ==================== ================

All potential common shares have been excluded from dilutive potential shares for the nine months ended September 30, 1998 because the effect would be antidilutive.

DIVIDENDS

         In September, 1999, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of September 15, 1999. The quarterly dividend of $4.5 million was paid on September 30, 1999. As of September 30, 1999, the Company has paid dividends totaling $13.5 million to its shareholders including $0.4 million to operating partnership unit holders.

COMPREHENSIVE INCOME

         The Company had no items of other comprehensive income for three and nine months ended September 30, 1999 and 1998.

3.       SIGNIFICANT TRANSACTIONS

LAZARD FRERES TRANSACTION

         On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's ownership interest in the Company is 62%, assuming conversion of outstanding preferred stock and operating partnership units into shares. Under the terms of the Transaction agreements, for as long as PSR's investment in the Company is $50 million or more, PSR has the right to participate in future equity issuances to preserve its ownership interest.

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

ACQUISITIONS

     A summary of the Company's acquisition activity since 1996 follows (in thousands):

                                                                                                              OP UNITS
                               STATE                    SQUARE         PURCHASE      DEBT                      ($9.50
                             LOCATION         DATE       FEET           PRICE       ASSUMED        CASH       PER SHARE)
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
1999 TO DATE
Lake Washington                 FL           9/17/99         119   $     9,700              -   $    9,700           -
Patriots Plaza                  SC           9/1/99          115         8,700              -        8,700           -
Grove Park                      SC           5/13/99         107         5,700              -        5,700           -
Crossroads at Mandarin          FL           4/14/99          72         4,500              -        4,500           -
Dare Center                     NC           3/31/99         113         5,000              -        5,000           -
Braves Village                  SC           3/31/99          60         4,500              -        4,500           -
Eastgate Plaza                  FL           3/30/99         182        10,400              -       10,400           -
Dukes Plaza                     VA           3/1/99          140         6,500          4,100        2,400           -
Robertson Corners               SC           1/6/99           48         3,900              -        3,900           -
                                           ----------- ----------- -------------- ------------- ------------- ----------

                   TOTAL                                     956        58,900          4,100       54,800           -

1998
Waverly Place                   NC           12/14/98        181        12,800        10,700         2,100           -
University Shoppes              SC            8/31/98         54         4,700         3,200         1,500           -
Konover (portfolio)       FL, NC, VA, AL       4/1/98      1,519        85,400        55,200        26,700         369
Rodwell/Kane (portfolio)
                              NC, VA          3/31/98        955        57,100        44,300         3,500         974 (1)
Market Square                   VA             1/7/98         56         3,100         2,300           800           -
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   2,765       163,100       115,700        34,600       1,343

1997
North Hills (portfolio)         NC            3/31/97        606        32,300             -        32,300          -

1996
N/A                                                            -             -             -             -          -
                                                       ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   4,327   $   254,300    $  119,800    $  121,700      1,343
                                                       =========== ============== ============= ============= ==========

(1) Includes 296 units to be issued upon the completion of certain contingencies contained in the agreement.

JOINT VENTURES

         A summary of the Company's investments in venture companies at September 30, 1999 and December 31, 1998, is as follows (all investments are accounted for under the equity method, in thousands):

                                                                                       Amounts invested
                                                                                 September 30,    December 31,
                               Location                           Ownership           1999            1998
                               --------                           ---------           ----            ----
Atlantic Realty                North Carolina                        50%          $  8,053       $      7,442
Mount Pleasant KPT             Mount Pleasant, SC                    50%            24,914             18,759
Wakefield Investment           Wake Forest, NC                       95%               570                570
Falls KPT                      Raleigh, NC                           50%             5,942              5,367
                                                                                ---------------- --------------
                                                                                  $ 39,479       $     32,138
                                                                                ================ ==============


                          KONOVER PROPERTY TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



         The majority of the properties owned by the venture companies are under development with the exception of two projects with Atlantic Realty as of September 30, 1999. The development project at Mount Pleasant was 74% occupied at September 30, 1999. The acquisition and development of the above properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that all of the above transactions will be consummated. All debt incurred by the ventures is non-recourse to the Company and is secured by their respective properties and guaranteed by the Company's respective venture partners except for the debt associated with the Mount Pleasant development.

         During the third quarter of 1999, Wakefield Investments, Inc. sold its interest in Wakefield Commercial LLC for approximately $9 million. The Company has reported $1.4 million in equity in earnings of unconsolidated ventures for the three months ended September 30, 1999 for its portion of the gain recognized by Wakefield Investments, Inc.

TRUEFINDS.COM

         The Company's online shopping site will be launched in the fourth quarter of 1999. Web-based software and other capitalizable costs of $1.8 million are reported in deferred charges and other assets at September 30, 1999.

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

GENERAL OVERVIEW

         Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, operation, and ownership of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.
On September 30, 1999, the Company-owned properties consisted of:

(1) 56 community shopping centers in 17 states aggregating approximately 6,830,000 square feet;

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

The weighted-average square feet of gross leasable area is as follows (in millions):

                                                 Three months ended          Nine months ended
                                                   September 30,               September 30,
                                             --------------------------- ---------------------------
                                                 1999          1998          1999          1998
                                             ------------- ------------- ------------- -------------
Weighted average gross leasable area              8.9           8.0           8.7           7.2

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

         The income per share amounts comply with Statement of Financial Accounting Standards No. 128 "Earnings Per Share".



                                                                              KONOVER PROPERTY TRUST, INC.
                                                                                       (UNAUDITED)
                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 1999             1998             1999             1998
                                                           ----------------- ---------------- ---------------- ----------------
OPERATING DATA:
    Rental revenues                                          $   20,154        $   18,642       $   60,403       $   51,513
    Property operating costs                                      6,598             5,822           18,931           15,782
                                                           ----------------- ---------------- ---------------- ----------------
        Net operating income                                     13,556            12,820           41,472           35,731
    Depreciation and amortization                                 6,574             5,382           18,588           15,604
    General and administrative                                    2,298             1,463            5,400            4,196
    Interest                                                      3,686             5,778           10,856           16,260
    Loss on sale of real estate                                      44                 -              394              353
    Equity in earnings of unconsolidated ventures               (1,621)                 -          (1,615)                -
    Minority interest in Operating Partnership                       67                 -              233                -
                                                           ----------------- ---------------- ---------------- ----------------
    NET INCOME (LOSS)                                             2,508               197            7,616             (682)
        Preferred stock dividends                                   268                 -              818                -
                                                           ----------------- ---------------- ---------------- ----------------
    NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $    2,240        $      197       $    6,798       $     (682)
                                                           ================= ================ ================ ================

    BASIC INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
    PER SHARE                                                $     0.07        $     0.01       $     0.22       $    (0.05)
                                                           ================= ================ ================ ================
    Weighted-average common shares outstanding                   30,750            17,229           30,873           14,475
                                                           ================= ================ ================ ================

    DILUTED INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS PER SHARE                                   $     0.07        $     0.01       $     0.22       $   ( 0.05)
                                                           ================= ================ ================ ================
    Weighted-average shares outstanding - diluted (a)            34,394            20,621           34,459           14,475
                                                           ================= ================ ================ ================

OTHER DATA:
    EBITDA
        Net income (loss)                                   $     2,508        $      197       $    7,616      $     (682)
        Adjustments:
           Interest                                               3,686             5,778           10,856          16,260
           Depreciation and amortization                          6,574             5,382           18,588          15,604
           Loss on sale of real estate                               44                 -              394             353
           Minority interest                                         67                 -              233               -
           Share of depreciation in unconsolidated
           ventures                                                  24                 -               72               -
                                                          ------------------ ----------------- --------------- ----------------
                                                            $    12,903        $   11,357       $   37,759      $   31,535
                                                          ================== ================= =============== ================
    Weighted-average shares outstanding - diluted (a)            34,394            20,621           34,459          17,546
                                                          ================== ================= =============== ================

    FUNDS FROM OPERATIONS:
        Net income (loss)                                   $     2,508        $      197       $    7,616      $    (682)
        Adjustments:
           Straight line rent                                       140               106              425             554
           Real estate depreciation and amortization              6,359             5,198           18,260          15,122
           Loss on sale of real estate                               44                 -              394             353
           Minority interest                                         67                 -              233               -
           Share of depreciation in unconsolidated
           ventures                                                  24                 -               72               -
                                                           ----------------- ---------------- ---------------- ----------------
                                                            $     9,142        $    5,501       $   27,000      $   15,347
                                                          ================== ================= =============== ================
    Weighted-average shares outstanding - diluted (a)            34,394            20,621           34,459          17,546
                                                          ================== ================= =============== ================


                                                                                KONOVER PROPERTY TRUST, INC.
                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   1999             1998             1999            1998
                                                              --------------- ----------------- --------------- ----------------
FUNDS AVAILABLE FOR DISTRIBUTION / REINVESTMENT:
    Funds from Operations                                       $    9,142      $     5,501       $     27,000    $   15,347
    Adjustments:
        Capitalized leasing costs                                     (435)          (1,244)            (1,484)       (2,897)
        Capitalized tenant allowances                                 (533)            (550)            (1,096)       (1,642)
        Recurring capital expenditures                                (422)            (199)              (553)         (416)
                                                              --------------- ----------------- --------------- ----------------
                                                                $    7,752      $     3,508       $     23,867    $   10,392
                                                              =============== ================= =============== ================
DIVIDENDS DECLARED ON QUARTERLY EARNINGS                        $    4,501      $         -       $     13,533    $        -
                                                              =============== ================= =============== ================
DIVIDENDS DECLARED ON QUARTERLY EARNINGS PER SHARE              $    0.125      $         -       $      0.375    $        -
                                                              =============== ================= =============== ================

CASH FLOWS:
    Cash flows from operating activities                        $    7,723      $     1,203       $     19,966    $   11,431
    Cash flows from investing activities                           (20,912)         (30,603)           (73,311)      (52,974)
    Cash flows from financing activities                             4,333          119,682             (9,926)      134,855
                                                              --------------- ----------------- --------------- ----------------
    Net (decrease) increase in cash and cash equivalents        $  (8,856)      $    90,282       $   (63,271)    $   93,312
                                                              =============== ================= =============== ================

                                                                       SEPTEMBER 30,
                                                                   1999             1998
                                                              --------------- -----------------
BALANCE SHEET DATA:
    Income-producing properties (before depreciation and
      amortization)                                             $  642,994      $    554,892
    Total assets                                                   688,268           676,816
    Debt on income properties                                      315,888           295,348
    Total liabilities                                              334,687           314,352
    Minority interest                                               12,729            11,804
    Total stockholders' equity                                     340,852           350,660

PORTFOLIO PROPERTY DATA:
    Total GLA (at end of period)                                     9,107             8,138
    Weighted-average GLA                                             8,662             7,170
    Number of properties (at end of period)                             68                60
    Occupancy (at end of period):
        Operating                                                     92.6%             94.8%
        Held for sale/redevelopment                                   44.6%             53.6%


(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                     1999          1998           1999          1998
                                                  ------------- ------------- -------------- -------------
   DENOMINATOR:
     Denominator- weighted average shares            30,751        17,229        30,873         14,475
     Effect of dilutive securities:
         Preferred stock                              2,211         2,222         2,213          2,222
         Employee stock options                          33           147            33            145
         Restricted stock                               334           228           274            240
         Operating Partnership Units                  1,065           795         1,066            464
                                                  ------------- ------------- -------------- -------------
     Dilutive potential common shares                 3,643         3,392         3,586          3,071
                                                  ------------- ------------- -------------- -------------
     Denominator- adjusted weighted average
   shares and assumed conversions                    34,394        20,621        34,459         17,546
                                                  ============= ============= ============== =============

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

NET INCOME
         The Company reported a net income available to common shareholders of $2.2 million, or $0.07 per common share, for the three months ended September 30, 1999. The same period in 1998 reported net income available to common shareholders of $0.2 million, or $0.01 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $0.8 million, or 6%, to $13.7 million from $12.9 million for the same period in 1998. Including the effect of straight-line rent adjustment, NOI increased by $0.7 million. This increase was partly attributable to property acquisitions as follows:

                                               NOI for the three
                                                 months ended
                                              September 30, 1999
                                                (IN THOUSANDS)
                                          -------------------------
        1999 Acquisitions                    $       1,130
        University Shoppes (8/98)                       95
        Waverly Place (12/98)                          345
                                          -------------------------
                                             $       1,570
                                          =========================

The above acquisition impact on NOI is offset by a $0.5 million decrease in NOI related to two properties under redevelopment.

>> The Company recognized earnings from unconsolidated ventures of $1.6 million. There were no earnings from unconsolidated ventures in 1998.

>> The Company's acquisition activity was funded primarily with the use of proceeds generated from the 1998 sale of common stock. These proceeds also enabled the Company to reduce interest expense by $1 million to $6.3 million in 1999 from $7.3 million in 1998 and resulted in increased interest income of $1.1 million over 1998.

>> Through acquisitions, the Company had increased depreciation and amortization of $1.2 million and increased general and administrative expenses of $0.8 million.

>> The Company paid a $0.3 million dividend in 1999 to its convertible preferred shareholders, who receive dividends equal to that of common shareholders on an as-converted basis.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA was $12.9 million for the three months ended September 30, 1999, an increase of $1.5 million or 13%, from $11.4 million for the same period in 1998. The increase was primarily due to increased NOI of $0.7 million over 1998, including adjustment for straight-line rent, as described above. The Company recognized earnings from unconsolidated ventures of $1.6 million. These increases were offset by an increase in general and administrative expenses of $0.8 million.

         Funds from Operations ("FFO") for the three months ended September 30, 1999 increased $3.6 million or 66% to $9.1 million. The Company's FFO for the same period in 1998 was $5.5 million. FFO increased primarily as a result of:

>>   the $0.8 million increase in NOI, exclusive of straight-line rent,

>> the Company's earnings from unconsolidated ventures of $1.6 million in 1999,

>>   a decrease in net interest expense of $2.1 million, and

>>   an increase in general and administrative expenses of $0.8 million.

TENANT INCOME

         Base rent, including straight-line rent, increased 8.5% to $15.3 million for the three months ended September 30, 1999 from $14.1 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased

$1.3 million, or 9.2%, to $15.5 million for the three months ended September 30, 1999 when compared to $14.2 million in 1998. The increase in base rent for the three months ended September 30, 1999, is attributable primarily to the following acquisitions:

                                          Base Rent **
                                       Three Months ended
                                       September 30, 1999
                                         (IN THOUSANDS)
                                    -------------------------
   1999 Acquisitions                     $    1,323
   University Shoppes (8/98)                    125
   Waverly Place (12/98)                        420
                                    -------------------------
                                         $    1,868
                                    =========================
    ** BASE RENT EXCLUDES STRAIGHT-LINE RENT

The above acquisition impact on base rent is offset by a $0.3 million decrease in base rent related to two properties under redevelopment.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 9.9%. Gross leasable area in operation increased by 1.0 million square feet, primarily because of the acquisition of nine properties in 1999.

         Recoveries from tenants decreased 1% for the three months ended September 30, 1999 to $3.7 million compared to $3.9 million in the same period of 1998. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 1% to $0.42 for the three months ended September 30, 1999 when compared to $0.48 for the same period in 1998. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 67% in 1999 as compared to 77% in 1998.

OTHER INCOME

         Other income increased $0.4 million to $0.9 million for the three months ended September 30, 1999 compared to $0.5 million in the same period of 1998 as a result of increased leasing fee income of $0.4 million from development projects.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $0.8 million, or 14%, to $6.6 million in 1999 from $5.8 million in the same period of 1998. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1999, which rose 9.9% to 8.9 million square feet in 1999 from 8.1 million square feet in 1998. On a weighted-average square-foot basis, operating expenses increased 2.8% to $0.74 from $0.72 per weighted average square foot.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended September 30, 1999 increased $0.8 million, or 53%, to $2.3 million in 1999 from $1.5 million in 1998. General and administrative expenses increased as a percentage of revenues to 11% in 1999 from 8% in 1998. The increase in general and administrative expenses as a percentage of revenues is primarily related to the Company's change in employee health benefit plan coverages from a self-insured to a premium plan.

DEPRECIATION AND AMORTIZATION

         Depreciation increased to $4.9 million for the three months ended September 30, 1999 compared to $4.6 million in the same period of 1998. The increase is due primarily to the 1999 acquisitions. Amortization of deferred leasing and other charges increased $0.9 million to $1.7 million. On a weighted-average square-foot basis, depreciation and amortization increased to $0.74 in 1999 from $0.67 in 1998.

INTEREST EXPENSE

         Interest expense for the three months ended September 30, 1999, net of interest income of $2.6 million, decreased by $2.1 million, or 36%, to $3.7 million compared to $5.8 million, net of interest income of $1.5 million, for the three months ended September 30, 1998. This decrease resulted primarily from the increase in interest income generated from the proceeds from the sale of common stock in 1998. On a weighted-average basis, the three months ended September 30, 1999, debt outstanding was $309.3 million, and the average interest rate was 7.9%. This compares to $322.3 million of average outstanding debt and a 7.9% average interest rate in 1998. The Company capitalized $0.5 million of interest costs associated with its development projects for the three months ended September 30, 1999 compared to $0.4 million for the same period in 1998.

PROPERTIES HELD FOR SALE

         For the three months ended September 30, 1999, the properties held for sale contributed approximately $0.1 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale incurred a loss of $0.1 million. For the three months ended September 30, 1998, the properties held for sale contributed approximately $0.1 million of revenue and incurred a loss of $0.3 million after deducting related interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

NET INCOME

         The Company reported a net income available to common shareholders of $6.8 million, or $0.22 per common share, for the nine months ended September 30, 1999. The same period in 1998 reported a net loss available to common shareholders of $0.7 million, or ($0.05) per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $5.6 million, or 15.4%, to $41.9 million from $36.3 million for the same period in 1998. Including the effect of straight-line rent adjustment, ($0.1 million) NOI increased by $5.7 million. This increase was partly attributable to property acquisitions as follows:

                                                        NOI for the nine
                                                          months ended
                                                       September 30, 1999
                                                         (IN THOUSANDS)
                                                      ----------------------
                  1999 Acquisitions                     $       2,351
                  University Shoppes (8/98)                       290
                  Waverly Place (12/98)                         1,049
                  Konover (portfolio) (1998)                    1,740
                  Rodwell/Kane (portfolio) (1998)               1,155
                                                      ----------------------
                                                        $       6,585
                                                      ======================

The above acquisition impact on NOI is offset by a $1.2 million decrease in NOI related to two properties under redevelopment.

>> The Company recognized earnings from unconsolidated ventures of $1.6 million. There were no earnings from unconsolidated ventures in 1998.

>> The Company's acquisition activity was funded primarily with the use of proceeds generated from the 1998 sale of common stock. The proceeds also enabled the Company to reduce interest expense $0.6 million to $18.7 million in 1999 from $19.3 in 1998 and resulted in increased interest income of $4.7 million over 1998.

>> Through acquisitions, the Company had increased depreciation and amortization of $3.0 million and increased general and administrative expenses of $1.2 million.

>> The Company paid a $0.8 million dividend in 1999 to its convertible preferred shareholders, who receive dividends equal to that of common shareholders on an as-converted basis.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA was $37.8 million for the nine months ended September 30, 1999, an increase of $6.3 million or 20%, from $31.5 million for the same period in 1998. The increase was due primarily to increased NOI of $5.7 million over 1998, including adjustment for straight-line rent (as described above), an increase in earnings from unconsolidated ventures of $1.6 million over 1998, offset by an increase in general and administrative expenses of $1.2 million.

         Funds from Operations ("FFO") for the nine months ended September 30, 1999 increased $11.7 million or 76% to $27.0 million. The Company's FFO for the same period in 1998 was $15.3 million. FFO increased primarily as a result of:

>> the $5.6 million increase in NOI, exclusive of straight-line rent, >> an increase in earnings from unconsolidated ventures of $1.6 million, >> a decrease in net interest expense of $5.4 million, and >> an increase in general and administrative expenses of $1.2 million.

TENANT INCOME

         Base rent, including straight-line rent, increased 21% to $45.8 million for the nine months ended September 30, 1999 from $37.9 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased $7.8 million, or 20%, to $46.2 million for the nine months ended September 30, 1999 when compared to $38.4 million in 1998. The increase in base rent for the nine months ended September 30, 1999, is attributable primarily to the following:

                                           Base Rent (*)
                                         Nine Months ended
                                         September 30, 1999
                                           (IN THOUSANDS)
                                       -----------------------
    1999 Acquisitions                  $          2,636
    University Shoppes (8/98)                       374
    Waverly Place (12/98)                         1,231
    Konover (portfolio) (1998)                    2,094
    Rodwell/Kane (portfolio) (1998)               2,026
                                       -----------------------
                                       $          8,361
                                       =======================
(*) Base rent excludes straight-line rent

The above acquisition impact on base rent is offset by a $0.7 million decrease in base rent related to two properties under redevelopment.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 19%. In addition, gross leasable area in operation at period end increased by 1 million square feet, primarily because of the nine properties acquired in 1999 totaling 0.9 million in gross leasable area and two properties acquired in the second half of 1998 totaling 0.2 million in gross leasable area. These described increases were partially offset by the sales of properties in California and Kentucky totaling 0.2 million in gross leasable area.

         Recoveries from tenants increased 7.3% for the nine months ended September 30, 1999 to $11.7 million compared to $10.9 million in the same period of 1998. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 11.1% to $1.35 for the nine months ended September 30, 1999 when compared to $1.52 for the same period in 1998. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 75% in 1999 as compared to 80% in 1998.

OTHER INCOME

         Other income decreased $0.1 million to $2.1 million in 1999 compared to $2.2 million in 1998 primarily as a result of decreased third-party management fee income of $0.7 million offset by increased leasing fee income of $0.5 million primarily from development projects. The decrease is directly attributable to the fact that prior to the closing on the eight Rodwell/Kane properties, the Company managed these community centers, which generated $0.6 million in management fees. The Company will continue to manage the one remaining Rodwell/Kane community center.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $3.1 million, or 20%, to $18.9 million in 1999 from $15.8 million in the same period of 1998. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1999, which rose 19% to 8.7 million square feet in 1999 from 7.3 million square feet in 1998. On a weighted-average square-foot basis, operating expenses decreased 1% to $2.18 from $2.20 per weighted average square foot.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the nine months ended September 30, 1999 increased $1.2 million, or 29%, to $5.4 million in 1999 from $4.2 million in 1998. General and administrative expenses increased as a percentage of revenues to 9% in 1999 from 8% in 1998.

DEPRECIATION AND AMORTIZATION

         Depreciation increased to $14.4 million for the nine months ended September 30, 1999 compared to $12.9 million in the same period of 1998. The increase is due primarily to the 1999 and 1998 acquisitions including the Rodwell/Kane and Konover portfolio acquisitions. Amortization of deferred leasing and other charges increased $1.5 million to $4.2 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $2.15 in 1999 from $2.18 in 1998.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 1999, net of interest income of $7.8 million, decreased by $5.3 million, or 33%, to $10.9 million compared to $16.2 million, net of interest income of $3.1 million, in the first nine months of 1998. This decrease resulted primarily from the interest income generated from the proceeds from the sale of common stock in 1998. On a weighted-average basis, in the first nine months of 1999, debt outstanding was $307.4 million, and the average interest rate was 7.9%. This compares to $299.0 million of average outstanding debt and a 7.9% average interest rate in 1998. The Company capitalized $0.9 million of interest costs associated with its development projects in the first nine months of 1999 and 1998.

PROPERTIES HELD FOR SALE

         For the nine months ended September 30, 1999, the properties held for sale contributed approximately $0.2 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale incurred a loss of $0.4 million. For the nine months ended September 30, 1998, the properties held for sale contributed approximately $0.6 million of revenue and incurred a loss of $1.4 million after deducting related interest expense and the $0.4 million loss on the sale of one property in April 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         The Company's cash and cash equivalents balance at September 30, 1999 was $9.0 million. Restricted cash, as reported in the financial statements, as of such date, was $5.6 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $20 million for the nine months ended September 30, 1999. Net cash used in investing activities was $73.3 million in that same period. The primary use of these funds included:

>> $54.8 million of cash to acquire nine centers aggregating 0.9 million square feet located in Florida, North Carolina, South Carolina and Virginia,

>>       $7.3 million invested in ventures and

>> $23.5 million invested in the Company's income-producing properties. These cash uses were offset by repayments received on certain notes receivables of $11.9 million.

         Net cash used in financing activities was $9.9 million for the nine months ended September 30, 1999. The primary use of these funds included:

>>       $13.5 million for dividends paid,

>> $3.0 million for the repurchase of 493,200 shares of the Company's common stock, and

>>       $3.1 million for debt repayments.

These cash uses were offset by proceeds from debt borrowings of $10.9 million.

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
                                                            ==========        ================

As of September 30, 1999, these funds have been used to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

         As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay PSR, in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

FINANCING ACTIVITIES

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the purchase of assets and the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of September 30, 1999 was $88.6 million and is secured by 24 properties. The Company is currently seeking bondholder approval for ongoing substitution rights based upon predetermined criteria.

         An acquisition line of credit was put in place in early 1997 allowing for the maximum available at up to $150 million. The availability under this line is based upon a predetermined formula based on the Net Operating Income of the properties securing the facility. The line originally was secured by 21 properties plus an assignment of the excess cash flow of the REMIC facility referenced above. During 1998, the security on the portfolio was reduced to only five properties plus the excess cash flow of the REMIC in conjunction with both a permanent facility transaction, as described below, and a $31 million paydown. The paydown was funded from the issuance of shares to PSR. The line was renewed for $150 million during the first quarter of 1999 through February 2000. The primary use of the line will be to fund future acquisitions and developments. The addition of newly acquired properties to the line would result in increased availability.

         In 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 360-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of September 30, 1999 was $73.7 million, including a $7 million unamortized interest rate premium.

DIVIDENDS

         In September, 1999, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of September 15, 1999. The quarterly dividend of $4.5 million was paid on September 30, 1999. As of September 30, 1999, the Company has paid dividends totaling $13.5 million to its shareholders including $0.4 million to operating partnership unit holders.

SHARE REPURCHASE

         For the nine months ended September 30, 1999, the Company has repurchased 493,200 shares of its common stock at an average share price of $6.02 for a total of approximately $3.0 million. As of September 30, 1999, the Company had repurchased a total of 2,241,800 shares at an average price of $6.91 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,758,200 shares.

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

STATE OF READINESS

         The Company's remediation plan has three phases:

            >> Assessment (inventory and testing of computer systems and inquiry of Y2K readiness of material third parties)

            >> Renovation (repairing or replacing non-compliant systems) and

            >> Validation (testing of repaired or replaced systems).

         The following chart shows our progress with respect to our remediation plan:

                          Assessment Phase                Renovation Phase                Validation Phase
                          ----------------                ----------------                ----------------
                                                                      Expected                         Expected
                                     Completion                      Completion                       Completion
                    % Complete *        Date        % Complete *        Date        % Complete *         Date
                   --------------- --------------- --------------- --------------- ---------------- ---------------
IT                      100%            1Q99              95%           4Q99               95%           4Q99
Non-IT                  100%            1Q99              90%           4Q99               90%           4Q99

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

ECONOMIC CONDITIONS

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Additionally, weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4% of the Company's total revenue for the nine months ended September 30, 1999 compared to 6% for the same period in 1998. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     >> our markets could suffer unexpected increases in development of retail properties;
     >>  the financial condition of our tenants could deteriorate;
     >> the costs of our development projects could exceed our original estimates;
     >> we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
     >> we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;
     >> we may have incorrectly assessed the environmental condition of our properties;
     >> an unexpected increase in interest rates would increase our debt service costs;
     >> we could lose key executive officers; and >> our markets may suffer decline in economic growth or increase in unemployment rates.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE RESULTS, BUT ONLY INDICATORS OF REASONABLY POSSIBLE RESULTS. AS A RESULT, ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM THOSE PRESENTED.

         To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is not party to any interest rate hedge contracts. As of September 30, 1999, we had approximately $41.9 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt were 100 basis points higher or lower in 1999, our interest expense would be increased or decreased approximately $0.4 million for the year ended December 31, 1999. The Company has no fixed rate debt maturing in 1999.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         10.1 Letter to Simon Konover, Chairman of the Board, dated June 7, 1999
         27   Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES


================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KONOVER PROPERTY TRUST, INC.



                               Date:  November 10, 1999



                               By: /S/Patrick M. Miniutti
                                  -------------------------------------------
                               Patrick M. Miniutti, Executive Vice President,
                                  Chief Financial Officer and Director