Form 10-K
period 1999-12-31
KONOVER PROPERTY TRUST INC
filed 2000-03-30
CIK 899757

Washington, D.C. 20549
                United States Securities and Exchange Commission

                                    FORM 10-K

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                       or

            ( ) Transition Report Pursuant to Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                         Commission File Number 1-11998


                          KONOVER PROPERTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MARYLAND                               56-1819372
      (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
      INCORPORATION OR ORGANIZATION)                       NO.)



     11000 Regency Parkway, Suite 300
           Cary, North Carolina                           27511
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                 (919) 462-8787
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH
     --------------------                             REGISTERED
                                                      ----------

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
                                    Yes  X    No
                                        ----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


The aggregate market value of the voting stock held by non-affiliates of the Registrant, at March 22, 2000, was approximately $50.0 million.

At March 22, 2000, there were 31,142,730 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement relating to its 2000 Annual Meeting is incorporated by reference into Part III of this report.

                          KONOVER PROPERTY TRUST, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                                       Page
                                     PART I                                                            ----

Item 1 - Business.........................................................................................3

Item 2 - Properties.......................................................................................9

Item 3 - Legal Proceedings................................................................................18

Item 4 - Submission of Matters to a Vote of Security Holders..............................................18

Item X - Executive Officers of the Registrant.............................................................18

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters........................19

Item 6 - Selected Financial Data..........................................................................21


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.............24

Item 7 A - Quantitative and Qualitative Disclosures About Market .........................................35

Item 8 - Financial Statements and Supplementary Data......................................................36

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............36


                                    PART III


Item 10 - Directors and Executive Officers of the Registrant..............................................36

Item 11 - Executive Compensation..........................................................................36

Item 12 - Security Ownership of Certain Beneficial Owners and Management..................................36

Item 13 - Certain Relationships and Related Transactions..................................................36


                                     PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................36

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

         Over the past five years, the Company's portfolio has grown from 4.2 million square feet to 9.5 million square feet. On December 31, 1999, the Company-owned properties ("Properties") consisted of:

1.       38 community shopping centers in nine states aggregating approximately
         5.0 million square feet;

2. 10 outlet centers in nine states aggregating approximately 2.3 million square feet;

3. 16 Vanity Fair (VF) anchored centers located in 12 states aggregating approximately 1.4 million square feet;

4. four centers in four states aggregating approximately 0.8 million square feet that are under development, redevelopment or held for sale; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.


Square footage of properties managed by the Company increased to 8.2 million at December 31, 1999 from 1.9 million at December 31, 1998. In addition, the Company has joint venture interests in properties as discussed in Item 2 --"Management Analysis and Discussion of Financial Conditions and Results of Operations -- Investments In and Advances to Unconsolidated Entities."


SIGNIFICANT 1999 TRANSACTIONS AND ACQUISITIONS


 ACQUISITIONS.  A summary of the Company's 1999 acquisition activity follows:(IN THOUSANDS)


                                                                                                             OP UNITS
                               STATE                      SQUARE      PURCHASE       DEBT                     ($9.50
                             LOCATION         DATE         FEET         PRICE       ASSUMED        CASH      PER SHARE)
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
1999
Merchant's Festival             GA         11/30/99          152   $    16,750    $         -   $   16,750           -
Lake Washington                 FL          9/17/99          119         9,700              -        9,700           -
Patriots Plaza                  SC           9/1/99          115         8,700              -        8,700           -
Grove Park                      SC          5/13/99           94         5,700              -        5,700           -
Crossroads at Mandarin          FL          4/14/99           72         4,500              -        4,500           -
Dare Center                     NC          3/31/99          113         5,000              -        5,000           -
Braves Village                  SC          3/31/99           60         4,500              -        4,500           -
Eastgate Plaza                  FL          3/30/99          182        10,400              -       10,400           -
Dukes Plaza                     VA           3/1/99          140         6,500          4,100        2,400           -
Robertson Corners               SC           1/6/99           48         3,900              -        3,900           -
                                           ----------- ----------- -------------- ------------- ------------- ----------

                   TOTAL                               $   1,095   $    75,650    $     4,100   $   71,550           -
                                                       =========== ============== ============= ============= ==========


         INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES. During 1999, the Company formed two taxable subsidiaries, Sunset KPT Investment, Inc. (formerly Wakefield Investment, Inc.) and truefinds.com, Inc., (formerly kpt.com, Inc.) under the laws of Delaware. These taxable subsidiaries have the ability to conduct e-commerce business, develop properties, buy and sell properties, provide equity to developers, perform third party management, leasing and brokerage services. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Certain officers of the Company hold substantially all of the voting common stock. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

         In the third quarter of 1999, Sunset KPT Investments, Inc., (formerly Wakefield Investments, Inc.,) sold its interest in Wakefield Commercial LLC for approximately $9.2 million resulting in a gain of $1 million which is a component of the Company's equity in losses of unconsolidated entities. Distributions from Sunset KPT Investments, Inc. in 1999 to the Company totaled $1.4 million. On November 10, 1999, the Company sold an additional 10% in Sunset KPT Investment, Inc. to certain officers of the Company.

         The Company's e-commerce business operations commenced in the fourth quarter of 1999 resulting in start-up costs of $2.8 million, primarily consisting of web-site development and consulting costs, included in the accompanying consolidated statement of operations. Effective December 31, 1999, the e-commerce business and related capitalizable costs were transferred to truefinds.com, Inc. (a taxable subsidiary) for an equity interest and a note receivable. See "Item 13: Certain Relationships and Related Transactions."


         ACQUISITION OF PROPERTY MANAGEMENT AND LEASING BUSINESS. The Company entered into an agreement on March 18, 1999 to acquire the operations of RMC Realty Companies, Inc., in Tampa, Florida. The acquisition, which was effective on April 1, 1999, was part of the Company's growth strategy in the Southeast and involved the acquisition of management and leasing contracts in excess of 7.2 million square feet in the state of Florida. The operation which is named RMC/Konover Property Trust, LLC operates as a separate business unit under Sunset KPT Investments, Inc. (a taxable subsidiary).

BUSINESS STRATEGY

         The Company's business strategy is to increase overall shareholder value through selectively developing or acquiring new properties, expanding its existing centers and by increasing the value of its assets in the portfolio through proactive asset management, leasing, marketing and financial controls. The Company recognizes the overall impact of technology on the retail sector and will seek to utilize developing technology to enhance both property and shareholder value. The following is a brief description of the Company's current business strategy and philosophy.

         EXPANSION AND IMPROVEMENTS TO EXISTING CENTERS. The Company intends to continue selective expansion and redevelopment of its existing centers. The Company's philosophy is to expand or redevelop its existing centers in response to tenant demand. Prior to commencement of any type of development, the Company conducts a complete analysis to determine the overall shareholder benefit and requires significant tenant commitment as well. The Company intends to fund future expansions and redevelopments primarily through internally generated cash flow and additional borrowings.

         The Company's asset management team, which includes development, leasing, marketing, finance and property management personnel, continually evaluates potential opportunities at its existing centers for further expansion, remerchandising, capital improvements and renovation, all in an effort to increase overall property value. The Company monitors each center's sales, occupancy and overall performance to determine its potential. Properties that may be underperforming are considered for re-tenanting, change of use or, in some cases, sale. In addition, the Company has an ongoing program of regular maintenance, periodic renovation and capital improvement of existing facilities in an effort to increase property values and tenants' sales.


         DEVELOPMENT OF NEW Properties. The Company seeks opportunities to develop centers on new sites in high growth areas with easy access, good visibility and strong demographics, where a substantial percentage of lease commitments can be obtained from tenants. The Company looks for sites where it believes there is potential to expand. Accordingly, the Company generally acquires a minimum site area sufficient to develop the initial and at least one additional phase of a project, plus sufficient contiguous property to be sold or otherwise developed for complementary uses.

         The Company is currently in the pre-development stage of two retail community centers in the North Carolina area. The centers are proposed to be anchored primarily by well-known grocery chains. If appropriate tenant interest and necessary approvals are obtained, the Company intends to pursue development. No assurance can be given that the projects will be developed.

         STRATEGIC Alliances. The Company has entered into strategic alliances with well-known and experienced developers. The philosophy is to align itself with large developers whose reputation and/or knowledge in certain markets enhances the ability to complete development projects. These alliances may also lead to new tenant relationships and/or larger portfolio acquisitions. See "Item 7-- Significant Transactions and Acquisitions -- Investments In and Advances to Unconsolidated Entities."


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


         TECHNOLOGY/E-COMMERCE. The Company recognizes that new technology will significantly impact our business and professional lives. The Company is proactively adapting its business strategy in anticipation of these changes. It will focus on enhancing the core bricks and mortar, connecting consumers with tenants on-line, and improving tenants knowledge of their consumers. The Company has challenged its employees to provide solutions to incorporating technology into all aspects of its business. (See "Investment Policies" below.)


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

         The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. The Company's policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.


         Any additional debt financing, including additional lines of credit, may be secured by mortgages on the Properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on, or the amount of indebtedness that may be secured by, any particular property; however, current mortgage financing instruments do limit additional indebtedness on such properties.


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

         The Company believes that increased focus on financial controls and information technology (IT) will be critical over the next several years to enhance the analysis and communication of financial data. In order to accomplish this, the Company has staffed its finance area with professionals with specialized knowledge in real estate finance and acquisition analysis. The IT department is continually focused on processes that will enhance the Company's systems to allow all personnel easy access to all financial and lease data in a concise format.

         The business of the Company is not materially affected by seasonal factors, and the Company does not have foreign operations.


POLICIES WITH RESPECT TO INVESTMENTS AND CERTAIN OTHER ACTIVITIES

         The Company's policies with respect to the activities and matters discussed in this section have been determined by the Company's Board of Directors and may be amended or revised from time to time at the discretion of the Board of Directors without a vote of the Company's shareholders.

INVESTMENT POLICIES

         At all times, it is the policy of the Company to make investments in such a manner as to be consistent with the requirements of the Internal Revenue Code ("Code") to qualify as a REIT unless, because of changed circumstances, the Board of Directors ("Board") determines that it is no longer in the best interest of the Company to qualify as a REIT. Other than the limitations provided in the Code, the Company has no stated policy that (i) limits a certain percentage of Company assets from being invested in any one type of investment or in any one property or (ii) limits the percentage of securities of any one issuer which the Company may acquire.

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

         The Company invests in real estate and interests in real estate primarily for the purpose of producing income in the long term, but the Company also considers the potential for long-term appreciation when making investment decisions. While the Company has emphasized, and intends to continue its emphasis, in equity real estate investments, it may, at its discretion, invest in mortgages, land development and/or technology ventures such as e-commerce. The Company has not previously invested in mortgages and the Company does not presently intend to invest to a significant extent in mortgages or deeds of trust, but it may invest in participating or convertible mortgages if it concludes that it may benefit from the cash flow or any appreciation in the value of the subject property. Such investments would be consistent with the Company's investment policies.

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

         During 1999, the Company began selling apparel and other merchandise through its website "truefinds.com", and commenced other strategic e-commerce initiatives. Although the revenue from this start-up venture has been nominal to date, the Company transferred its e-commerce operations to a "preferred stock subsidiary" in truefinds. com, Inc. in December 1999 to reduce the risk that growth of the e-commerce business would jeopardize the Company's REIT status.

         Nevertheless, the Company could lose its status as a REIT if the e-commerce subsidiary exceeds certain limitations placed on preferred stock subsidiaries. As a result, the Company is studying its options with respect to its interest in the e-commerce subsidiary, including disposing of its interest in the subsidiary. Management believes that the Company's e-commerce operations do not pose a short-term risk to the Company's REIT status; however, this forward-looking statement could prove incorrect if, among other things, the business experiences an unexpected increase in its valuation.

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

   (ii) The Company is authorized and will continue to borrow funds to fuel its growth. See "Business Strategy -- Financing" above. See "Notes to Consolidated Financial Statements" and "Item 2 - Properties - Summary of Debt on Income Properties" for a summary of borrowings at December 31, 1999 and 1998.

   (iii) The Company has authority to make loans to others and has done so on a limited basis (see Note 5 to the Consolidated Financial Statements). The Company has no immediate plans to lend money to other entities or persons, except for loans to officers secured by their ownership of the Company's vested stock or loans to its two taxable subsidiaries. The Board has approved loans to officers to enable them to raise funds without selling their Company stock.

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

   (vii) The Company has authority to offer shares of its capital stock or other senior securities in exchange for property, but it has not issued Common Stock or any senior securities in exchange for property. However, the Company has acquired property in exchange for OP Units in the Operating Partnership. (See "Item 7-Management Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's UPREIT Structure and OP Units.)

   (viii) The Company has the authority to repurchase or otherwise reacquire its Common Stock or any other securities, and as of March 24, 2000 the Company had repurchased 2,241,800 shares at an average price of $6.91 under its stock repurchase program; the Board has approved the purchase up to another 1,758,200 shares.

   (ix) The Company has issued and intends to continue issuing annual reports to shareholders, with audited financial statements attached to the report.

COMPETITION

         The commercial real estate development, management and investment industry is subject to competition for desirable sites, tenants and financing. The industry is fragmented, and while the Company has greater assets and resources than many competitors, other competitors have greater assets and resources than the Company. There are no principal methods of competition, but the Company believes it is well positioned to compete effectively due to the quality of its developments, the experience of its people and its reputation.

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

EMPLOYEES

         As of March 24, 2000, the Company and its affiliates employed 349 persons, 148 of whom are located at the Company's headquarters in Cary, North Carolina. The remaining 201 employees are property management, marketing and maintenance personnel located at the Properties, including 59 employees located in the Company's Tampa, Florida office. The Company believes that it has positive relations with its employees.

ITEM 2 - PROPERTIES

On December 31, 1999, the Company-owned properties consisted of:

1.       38 community shopping centers in nine states aggregating approximately
         5.0 million square feet;

2. 10 outlet centers in nine states, aggregating approximately 2.3 million square feet;


3.       16 VF anchored centers located in 12 states aggregating approximately
         1.4 million square feet;


4. four centers in four states, aggregating approximately 0.8 million square feet, which under development or redevelopment or held for sale; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.


Square footage of properties managed by the Company was 8.2 million at December 31, 1999. In addition, the Company has joint venture interests in properties as discussed in Item 7-- "Management Analysis and Discussion of Financial Condition and Results of Operations -- Investments In and Advances to Unconsolidated Entities."


         The following tables set forth the location of, and certain information relating to, the Company-owned properties as of December 31, 1999:

                                  TOTAL                         GROSS
                                 NUMBER       LAND AREA     LEASABLE AREA    PERCENTAGE OF     ECONOMIC
STATE                         OF CENTERS       (ACRES)         (GLA)           TOTAL GLA       OCCUPANCY
-----------------------------------------------------------------------------------------------------------
COMMUNITY CENTERS

Alabama                           1              53.5           525,351         5.5%            89.0%
Florida                           7             107.4           959,327         10.1%           88.8%
Georgia (1)                       3              28.0           371,158         3.9%            87.8%
Kentucky                          1              16.7           176,615         1.9%            98.0%
North Carolina (2)                12            170.9         1,491,186         15.7%           92.6%
South Carolina (3)                5              43.2           371,530         3.9%            98.6%
Tennessee                         1              23.3           132,908         1.4%            96.2%
Texas                             1              19.2           176,071         1.8%            84.2%
Virginia                          7              90.5           776,847         8.2%            97.7%

                              -----------------------------------------------------------------------------

SUBTOTAL COMMUNITY CENTERS        38           552.7          4,980,993         52.3%           92.4%
                              -----------------------------------------------------------------------------

OUTLET CENTERS (*)

Arizona                           1              26.9          170,683          1.8%            95.5%
California                        1             52.6           447,725          4.7%            97.6%
Maine                             1              5.3            24,620          0.3%           100.0%
Missouri                          1             24.4           287,522          3.0%            86.8%
New York                          1              4.6            43,650          0.5%            95.4%
North Carolina                    1             59.6           443,099          4.7%            97.0%
Tennessee                         2             49.6           437,064          4.6%            85.0%
Utah                              1             28.9           185,281          1.9%            97.1%
Washington                        1             16.0           223,383          2.3%            97.7%

                              -----------------------------------------------------------------------------
SUBTOTAL OUTLET CENTERS           10           267.9         2,263,027          23.8%           93.5%
                              -----------------------------------------------------------------------------

VF - ANCHORED CENTERS (**)

Alabama (4)                       1             Lease           104,630         1.1%            98.2%
Arizona                           1              12.5           127,575         1.3%            85.5%
Florida                           1              25.0            83,962         0.9%            91.8%
Illinois                          1              20.0            91,063         1.0%            88.9%
Iowa                              1              20.0           112,405         1.2%            97.7%
Kentucky                          1              21.3            63,891         0.7%            97.5%
Louisiana (5)                     2              28.7           220,281         2.3%            96.9%
Mississippi                       1              16.8           129,412         1.4%            98.8%
Missouri                          1              23.7            86,249         0.9%            98.2%
Nebraska                          1              21.4            89,646         0.9%            91.1%
Tennessee                         1              23.3            60,229         0.6%            97.4%
Texas                             4              65.3           254,424         2.7%            98.2%
                              -----------------------------------------------------------------------------

SUBTOTAL VF-ANCHORED CENTERS      16            278.0         1,423,767         15.0%           95.4%

OTHER (***)

Nevada (6)                        1              25.7           229,958         2.4%            43.3%
New Hampshire                     1              2.1            24,740          0.3%            58.2%
North Carolina (6)                1              22.5           181,338         1.9%            62.0%
South Carolina                    1              41.6           414,835         4.4%            81.6%
                              -----------------------------------------------------------------------------

SUBTOTAL  OTHER                   4             91.9           850,871          8.9%            66.4%
                              -----------------------------------------------------------------------------

TOTAL ALL PROPERTIES              68         1,190.5          9,518,658        100.0%           90.8%
                              =============================================================================

(*) Includes properties which generate a majority of their revenue from traditional outlet manufacturers and are destination oriented.
(**) A VF - anchored center is determined as follows: (i) has less than $1.5 million in total revenue (ii) generates 20% of its revenue from VF and
      (iii) is less than 150,000 square feet.
(***) Includes properties under development or redevelopment or held for sale.

                                                      LAND AREA   YEAR      GROSS                         ECONOMIC
STATE           CENTER             CITY               (ACRES)    BUILT   LEASABLE AREA   KEY TENANTS      OCCUPANCY
------------------------------------------------------------------------------------------------------------------------
COMMUNITY CENTERS:
Alabama         Mobile Festival     Mobile               53.5     1986    525,351      Circuit City,          89.0%
                                                                                       Marshall's,
                                                                                       Office Max,
                                                                                       PharMor, Wal Mart

Florida         Crossroads at       Jacksonville         10.6     1987     72,136      Food Lion              90.8%
                Mandarin
                Eastgate Plaza      Pensacola            19.9     1995    181,910      Winn Dixie             93.9%
                Hollywood Festival  Hollywood            14.4     1968    138,056      Winn-Dixie, Eckerd     76.9%
                Lake Point Centre   West Palm Beach      13.6     1997    119,570      Winn-Dixie,            84.8%
                                                                                       Walgreens
                Lake Washington     Melbourne            13.3     1987    119,208      Publix                 93.0%
                Oakland Park        Oakland              14.5     1966    132,226      Winn-Dixie             83.1%
                Square One          Stuart               21.1     1989    196,221      Home Depot. Pets       95.6%
                                                                                       Mart
Georgia         Lake Park           Lake Park            12.5     1989    141,587      Carolina Pottery       71.1%
                Merchant's Festival Marietta             15.5     1984    151,820      Ingles                 98.2%
                South Cobb          Smyrna              Lease     1967     77,751      Cub Foods              98.0%
                Festival (1)
Kentucky        Georgetown          Georgetown           16.7     1991    176,615      Carolina Pottery       98.0%
North Carolina  Bolling Creek       Roanoke Rapids        5.9     1992     29,000      Food Lion             100.0%
                Celebration at Six  Raleigh              11.1     1979    125,937      CVS                    85.3%
                Forks
                Dare Center (2)     Kill Devil Hills    Lease     1988    113,699      Food Lion, Belk        88.3%
                Durham Festival     Durham               11.8     1968    131,645      Kroger                100.0%
                Eastgate            Raleigh               6.0     1966     52,575      Books - a - Million    96.9%
                Gateway             Wilson               18.5     1992    163,545      Winn-Dixie, Kmart      98.7%
                Lenoir Festival     Lenoir               16.3     1968    144,239      Kmart, Bi-Lo          100.0%
                MacGregor           Cary                 21.1     1986    142,655      Eckerd                 84.3%
                Northridge          Raleigh              19.5     1980    165,309      Winn-Dixie             98.3%
                Shoreside           Kitty Hawk           26.4     1993    144,389      Wal-Mart, Seamark     100.0%
                                                                                       Grocery
                Stanton Square      Greenville           15.0     1985    125,116      Food Lion, Eckerd      73.0%
                Tower               Raleigh              19.3     1976    153,077      Food Lion, Kerr Drug   89.6%
South Carolina  Braves Village (3)  Myrtle Beach          7.6     1985     59,762      Food Lion, Eckerd     100.0%
                Grove Park          Orangeburg            9.6     1991     94,312      Bi-Lo                  98.2%
                Patriots Plaza      Mt. Pleasant         13.6     1997    115,632      Bi-Lo, Staples         97.1%
                Robertson Corners   Walterboro            5.1     1998     47,640      Food Lion             100.0%
                University Shoppes  Conway                7.3     1997     54,184      Food Lion, Revco      100.0%
Tennessee       Tri-Cities          Tri-Cities           23.3     1990    132,908      Carolina Pottery       96.2%

Texas           LaMarque            LaMarque             19.2     1990    176,071      Westpoint Pepperell    82.2%
Virginia        Brookneal           Brookneal             5.4     1993     25,000      Food Lion             100.0%
                Dukes Plaza         Harrisonburg         17.5     1997    139,956      Farmer Jack (A&P)      94.5%
                Food Lion Plaza     Petersburg            5.4     1984     50,280      Food Lion              89.8%
                Keysville           Keysville             3.7     1993     36,680      Food Lion, Revco      100.0%
                Market Square       Danville              9.8     1989     55,909      Food Lion, Revco       97.9%
                Towne Square        Roanoke              35.0     1987    301,561      Office Max, MJ         98.7%
                                                                                       Design
                University Mall     Blacksburg           13.7     1973    167,461      Virginia Tech Math    100.0%
                                                                                       Emporium
                                                      ------------------------------------------------------------------
                SUBTOTAL COMMUNITY CENTERS              552.7           4,980,993                              92.4%
                                                      ------------------------------------------------------------------


OUTLET CENTERS:
Arizona         Mesa                Mesa                 26.9      1987   170,683      Vanity Fair            95.5%
California      Vacaville           Vacaville            52.6      1988   447,725      GAP, Nike, Vanity      97.6%
                                                                                          Fair
Maine           Kittery             Kittery               5.3      1987    24,620      Bugle Boy, London      100.0%
                                                                                          Fog
Missouri        Branson             Branson              24.4      1995   287,522      Vanity Fair, Spiegel   86.8%
New York        Lake George         Lake George           4.6      1987    43,650      Levi's                 95.4%
North Carolina  Smithfield          Smithfield          59.6  1988/1999   443,099      GAP, Nike, Polo,       98.6%
                                                                                        Liz Claiborne,
                                                                                        Tommy Hilfiger
Tennessee       Crossville          Crossville           16.5      1988   151,256      Vanity Fair            99.7%
                Nashville           Nashville            33.1      1993   285,808      GAP, Reading China     77.3%
                                                                                        & More
Utah            Draper              Draper               28.9      1986   185,281      Vanity Fair, Adidas    97.1%
Washington      North Bend          North Bend           16.0      1990   223,383      Vanity Fair, Nike      97.7%

                                                      ------------------------------------------------------------------
                SUBTOTAL OUTLET                         267.9           2,263,027                          93.5%
                CENTERS
                                                      ------------------------------------------------------------------


VF ANCHORED CENTERS:
Alabama         Boaz (4)            Boaz                Lease     1982    104,630      Vanity Fair            98.2%
Arizona         Tucson              Tucson               12.5     1987    127,575      Vanity Fair            85.5%
Florida         Graceville          Graceville           25.0     1985     83,962      Vanity Fair            91.8%
Illinois        West Frankfort      West Frankfort       20.0     1990     91,063      Vanity Fair            88.9%
Iowa            Story City          Story City           20.0     1990    112,405      Vanity Fair            97.7%
Kentucky        Hanson              Hanson               21.3     1989     63,891      Vanity Fair            97.5%
Louisiana       Arcadia             Arcadia              28.7     1989     89,528      Vanity Fair            95.4%
                Iowa (5)            Iowa                Lease     1989    130,753      Vanity Fair            98.0%
Mississippi     Tupelo              Tupelo               16.8     1987    129,412      Vanity Fair            98.8%
Missouri        Lebanon             Lebanon              23.7     1985     86,249      Vanity Fair            98.2%
Nebraska        Nebraska City       Nebraska City        21.4     1985     89,646      Vanity Fair            91.1%
Tennessee       Union City          Union City           23.3     1988     60,229      Vanity Fair            97.4%
Texas           Corsicana           Corsicana            20.0     1989     63,605      Vanity Fair            97.5%
                Hempstead           Hempstead            14.8     1989     63,605      Vanity Fair           100.0%
                Livingston          Livingston           15.0     1989     63,605      Vanity Fair            97.5%
                Mineral Wells       Mineral Wells        15.5     1989     63,609      Vanity Fair            97.6%
                                                      -----------------------------------------------------------------
                SUBTOTAL VF ANCHORED CENTERS            278.0           1,423,767                          95.4%
                                                      ------------------------------------------------------------------


OTHER:

New Hampshire   Conway              Conway                2.1      1985    24,740                             54.2%
Nevada          Las Vegas (6)       Las Vegas            25.7      1992   229,958      Nine West              40.5%
North Carolina  Waverly Place (6)   Cary                 22.5      1987   181,338      Eckerd, Whole Foods    62.0%
South Carolina  Towne Center        Mt. Pleasant         41.6      1999   414,835      Gap, Belk, Barnes &    81.6%
                                                                                       Noble, Bed Bath &
                                                                                       Beyond
                                                      ------------------------------------------------------------------
                SUBTOTAL OTHER                          91.9              850,871                             66.4%
                                                      ------------------------------------------------------------------
 TOTAL ALL PROPERTIES                                  1,190.5          9,518,658                             90.8%
                                                      ==================================================================

1. The Company holds a ground lease at Smyrna, Georgia at an annual payment of approximately $27,000 and matures in 2026.
2. The Company holds a ground lease on 13.31 acres of the total 13.44 acres at Dare Center in Kill Devil Hills, North Carolina at an annual payment of $141,600 and matures 2058. The Company has the option to purchase the land on 10/1/09. The remaining 0.13 acres are owned by the Company.
3. In addition to the owned 7.55 acres at Braves Village, the Company leases the adjacent tract of 7.91 acres of land under two ground leases at an annual combined cost of $13,800 through May 1, 2005 and December 31, 2004. Each ground lease contains eight 5-year renewal options.
4. The Company holds this property pursuant to a lease which has renewal options through 2027. The Company has the right to purchase the land and building during any term for a total of $25,000 plus the present value of any future rental payments due during the remaining term. The Company's monthly rental payments during the current term are $500 through and including January 31, 1999; $750 from February 1, 1999 through and including January 31, 2002; and $1,000 throughout the remainder of the term and any renewal terms. The current term expires January 31, 2007.
5. The Company holds a ground lease at its Iowa, Louisiana center which has renewal options through 2087.
6.   Redevelopment

PROPERTIES HELD FOR SALE

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of the asset now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in the fourth quarter of 1999, the Company recorded a non-cash $0.6 million adjustment to the carrying value of the remaining property held for sale. On April 30, 1998, the Company sold a property it was holding for sale for $5.7 million resulting in a loss of $0.4 million. In December, 1999, the Company sold a property it was holding for sale for $2.8 million resulting in a loss of $1.7 million. The Company continues to operate the remaining property held for sale as of December 31, 1999 and is actively marketing this property.

         The net carrying value of assets marketed for sale at December 31, 1999 and 1998 were $0.6 million and $5.9 million, respectively. There is no debt associated with the remaining property held for sale at December 31, 1999.

         The following summary financial information pertains to the properties held for sale for the year ended December 31:

                               1999        1998         1997
                               ----        ----         ----

  Revenues                     $    431   $     409    $   1,100
  Net loss after operating
    and expenses interest      $  (380)   $   (920)    $  (1,100)


PLANNED EXPANSIONS/REDEVELOPMENTS AND DEVELOPMENT PROJECTS


         The Company completed an expansion project during 1999. The expansion has added another 87,000 gross leasable square feet to the Company's Smithfield, North Carolina center at a cost of $10.9 million. At December 31, 1999, the center was 93% occupied. The Company continues repositioning efforts in Las Vegas, Nevada and Cary, North Carolina.

         The Company entered into a strategic venture, known as Mount Pleasant KPT LLC, with a Charleston, South Carolina developer, AJS Group. The venture developed a 415,000-square foot retail/entertainment shopping center in Mt. Pleasant, South Carolina named Mt. Pleasant Towne Centre. The construction, which began in May 1998, was opened in Fall 1999. Due to the attainment of certain operational milestones during 1999, the Company is deemed to have control of the Mount Pleasant KPT LLC venture. Accordingly, Mount Pleasant KPT LLC is consolidated in the Company's consolidated financial statements for 1999. Belk Department Store, Barnes and Noble, Bed, Bath and Beyond, and The Gap are the primary anchors for the center. At December 31, 1999 the center was 81.6% occupied.

         The Company has broken ground during the first quarter of 2000 on a new development named Millpond Village. Located in Cary, North Carolina, this center will be 215,000 s.f. retail/office center anchored by Hannaford Grocery and the future headquarters of Konover Property Trust, Inc.

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

ABANDONED TRANSACTION COSTS

         The Company defers certain due diligence and other related costs in connection with the possible acquisition of income-producing properties, developments and venture projects. The Company evaluates the realization of the costs on an ongoing basis. Upon determining the Company is not going to proceed with the transaction, the Company charges these costs to abandoned transaction costs in the consolidated statement of operations of the Company's financial statements. The Company recorded $3.9 of abandoned transaction costs in 1999. Fourth quarter 1999 charges of $3.7 million of abandoned project costs include $1.4 million of costs related to the evaluation and negotiation associated with the sale of a group of assets into a joint venture, $1.3 million related to a terminated community shopping center portfolio acquisition and $1 million of abandoned development and acquisition costs.

ADDITIONAL INFORMATION ABOUT CERTAIN CENTERS

         As of December 31, 1999, the Company's center at Vacaville, California, had total assets which represent 10.1% of the total assets of the Company. With respect to total revenue, in 1999, this center generated 10.9% of the Company's total revenue exclusive of straight-line rent. No other existing or planned center accounts for greater than 10% of either the Company's 1999 revenue excluding straight-line rent or the Company's total assets at December 31, 1999.

         The Vacaville center, which the Company holds in fee simple, is one of 23 that secures $88.1 million of Collaterialized Mortgage Notes. The Class B and C Mortgage Notes are payable in monthly payments of interest only at 7.87% and 8.40%, respectively. The Class A Mortgage Note is payable in a monthly principal payment ranging from $140,000 to $173,000 plus monthly interest at 7.51%. Unpaid principal and accrued interest will be due in June 2002.

         The Vacaville, California center is located on 53 acres at the intersection of Interstate 80 and Nut Tree Road, approximately 60 miles east of San Francisco and 30 miles west of Sacramento, the state capital. Phase I of the center, which opened in 1988, contains approximately 206,000 square feet of GLA. Phase II, which opened in 1992, contains approximately 120,000 square feet of GLA. Phase III, which also opened in 1992, contains approximately 122,000 square feet of GLA. The Company has added various tenants over the last several years as part of its overall strategy of remerchandising key centers. Specific tenants that have been added to the roster of over 97 are The Gap and Nike. The center's other major tenants include: Vanity Fair, Levi's, Reebok, 9 West and Carter Children's Wear, but no one tenant represents more than 10% of the center's total GLA.

         The Company currently has no plans to further expand or renovate the property. The realty tax rate on the property is $18.40 per $1,000 of assessed value, and in 1999, the annual property taxes on the Vacaville center were $1.4 million.

         The city of Vacaville developmental plans continue to allow the building of additional retail stores, restaurants, and area services in the properties adjacent to the Company's Center, creating a hub of retail activity in this newly built area. Interstate 80 motorists exit off the side of the freeway on which the center is located, however, due to close proximity, the neighboring complexes (which offer some name brand discounters) appear monogamous with the Vacaville center. The Company has countered this perception with a marketing campaign which promotes the Center's key tenants differentiating itself from neighboring competition.

         The following table discloses the occupancy rate and average effective annual rental revenue per square foot with respect to the Vacaville center for each of the last five years ending December 31, 1999:


                                                         Annual Rental Revenue
        Year ended December 31,       Occupancy Rate         per Sq. Ft.(1)
        -----------------------       --------------         --------------

               1999                         98%                  $20.56

               1998                         92%                  $21.75

               1997                         92%                  $22.12

               1996                         89%                  $22.58

               1995                         88%                  $27.94

(1) Annual Rental Revenue consists of base and percentage rents plus recoveries from tenants.

         The following table shows the lease expirations for tenants in occupancy at the Vacaville Center as of December 31, 1999:

                                                PRO FORMA                     AVERAGE
                                               ANNUALIZED       % OF          ANNUAL
                LEASES TO      LEASED GLA      BASE RENTAL      TOTAL        BASE RENT
     YEAR       EXPIRE (1)   (SQ. FT.) (2)       REVENUE       REVENUE    PER SQ. FT. (3)
-------------------------------------------------------------------------------------------
     2000           16                 82,197       1,224,719      17.2%      14.90
     2001           32                115,086       1,876,528      26.4%      16.31
     2002           14                 57,957       1,019,340      14.3%      17.59
     2003           20                104,246       1,762,545      24.8%      16.91
     2004           12                 52,033         928,503      13.0%      17.84
     2005           0                      0               0        0.0%       0.00
     2006           1                   6,000         114,000       1.6%      19.00
     2007           0                      0               0        0.0%       0.00
     2008           0                      0               0        0.0%       0.00
     2009           2                 19,500         193,235        2.7%        9.91
               ----------------------------------------------------------------------------
    TOTALS          97                437,019      $7,118,870     100.0%   $  16.29
               ============================================================================

(1) Expirations assume no renewals or re-leasing for tenants in occupancy as of December 31, 1999.
(2)  Total leased GLA is not equal to leasable GLA due to vacancies.
(3)  Annual base rents in place at December 31, 1999.

         Management believes that all of its properties, including the Vacaville center, are adequately insured. For a description of the Vacaville center's Federal tax basis, rate, method and life claimed with respect to the property. See "Exhibit Schedule III-Real Estate and Accumulated Depreciation".

UNDEVELOPED PARCELS

         The Company owns approximately 150 acres of undeveloped parcels located near certain of the Company's shopping centers. The Company has a marketing program to lease, develop or sell the parcels it owns through third party brokers. During 1999, the Company did not sell any of its outparcels.

TENANTS

         GENERAL. Management believes the Properties offer tenants a diverse tenant mix, which includes many well-known brand retailers. A large portion of the Company's tenants are also large, publicly traded companies. The Company's brand tenant mix at its properties and developments feature retailers such as Barnes & Noble, Belk, Circuit City, Eckerd, Food Lion, Home Depot, Kmart, Kroger, L'eggs/ Hanes/Bali, Levi's, Liz Claiborne, Mikasa, Nike, Office Max, Old Navy, Polo, Publix, Staples, The Gap, Tommy Hilfiger, Vanity Fair, Wal-Mart, Winn Dixie and 9 West.

         TENANT LEASES. The majority of the leases with the Company's tenants have terms of between five and ten years. While many of these leases are triple-net leases, which require tenants to pay their pro rata share of utilities, real estate taxes, insurance and operating expenses, as of December 31, 1999, 12.5% of the aggregate GLA of its shopping centers was leased to tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center.

TENANT CONCENTRATION

         The following table provides certain information regarding the ten largest tenants (based upon total rental revenue) and other tenants for the year ended December 31, 1999:

                                                             PERCENTAGE      NUMBER         ACTUAL            % OF
                                              TOTAL GLA     of TOTAL GLA       OF        BASE RENTAL      TOTAL RENTAL
                 TENANT                       LEASED(1)        LEASED        STORES        REVENUE           REVENUE
------------------------------------------ ---------------- -------------- ----------- ----------------- ----------------
VF Factory Outlet, Inc.                      1,132,043          13.1%          24         $6,057,593           7.3%
Food Lion, Inc.                                408,614           4.7%          12          2,487,128           3.0%
Phillips-Van Heusen Corporation                205,897           2.4%          39          2,438,993           3.0%
Winn-Dixie Stores, Inc.                        285,832           3.3%           6          2,151,316           2.6%
The Dress Barn, Inc.                           121,827           1.4%          20          2,009,482           2.4%
Brown Group                                    102,098           1.2%          18          1,864,340           2.3%
Paper Factory                                   89,411           1.0%          13          1,361,353           1.7%
Nine West                                      109,866           1.3%          24          1,332,473           1.6%
Carolina Pottery Retail Group, Inc.            280,020           3.3%           4          1,257,106           1.5%
Sara Lee                                        59,229           0.7%          15          1,126,357           1.4%
                                           ---------------- -------------- ----------- ----------------- ----------------
SUBTOTAL                                     2,794,837          32.4%         175         22,086,141          26.8%

Others                                     5,844,022            67.6%       1,142         60,362,621          73.2%
                                           ---------------- -------------- ----------- ----------------- ----------------
TOTAL                                      8,638,859           100.0%       1,317        $82,448,762         100.0%
                                           ================ ============== =========== ================= ================

(1)      Total leased GLA is not equal to leasable GLA due to vacancies.

LEASE EXPIRATION

         The following table shows tenant lease expirations for tenants in occupancy as of December 31, 1999 for the next ten years:

                                                                                      AVERAGE (3)
                                    LEASED                 ACTUAL               % OF          ANNUAL BASE
                  LEASES TO           GLA               BASE RENTAL          TOTAL BASE        RENT PER
     YEAR        EXPIRE (1)       (SQ. FT.)(2)            REVENUE          RENTAL REVENUE       SQ. FT.
--------------- ------------ -------------------- ----------------------- --------------- -----------------
     2000            431         1,300,322        $       11,588,079            14.8%     $       8.91
     2001            220           959,714                10,536,792            13.4%            10.98
     2002            178           740,910                 8,429,371            10.8%            11.38
     2003            148         1,579,891                11,063,229            14.2%             7.00
     2004            170           921,230                10,436,713            13.4%            11.33
     2005             44           474,339                 4,191,121             5.4%             8.84
     2006             27           456,429                 4,099,661             5.2%             8.98
     2007             15           210,979                 1,934,881             2.5%             9.17
     2008             15           167,471                 1,681,275             2.2%            10.04
     2009             21           150,159                 1,730,282             2.2%            11.52
    2010+             48         1,677,415                12,412,846            15.9%             7.40
                ============ ==================== ======================= =============== =================
    TOTAL          1,317         8,638,859        $       78,104,250            100.0%    $       9.04
                ============ ==================== ======================= =============== =================

(1) Expirations assume no renewals or re-leasing for tenants in occupancy as of December 31, 1999.
(2)    Total leased GLA is not equal to leasable GLA due to vacancies.
(3)    Annual base rents in place at December 31, 1999.


SUMMARY OF DEBT ON INCOME PROPERTIES
                                                                          OUTSTANDING BALANCE
                                                                          -------------------
                                                                             (IN THOUSANDS)
          DESCRIPTION                 MATURITY    INTEREST RATE      12/31/99            12/31/98             NOTES
----------------------------------------------------------------------------------------------------------------------------
      FIXED RATE
Class A Mortgage Notes                 Jun-02         7.51%       $    51,106         $  52,882           23 Properties
Class B Mortgage Notes                 Jun-02         7.87%            20,000            20,000           23 Properties
Class C Mortgage Notes                 Jun-02         8.40%            17,000            17,000           23 Properties
Permanent Debt Facility                Mar-13         7.73%            66,544            66,929           11 Properties
Mortgage                               May-17         10.13%            1,467             1,495           Bolling Creek
Mortgage                               Jul-18         9.75%             2,590             2,634            Shoreside #1
Mortgage                               Jul-15         8.75%             3,062             3,150            Shoreside #2
Mortgage                               Jul-15         9.13%             1,067             1,097             Brookneal
Mortgage                               Jul-15         9.13%             1,465             1,506             Keysville
Mortgage                               Nov-07         7.37%            14,924            15,063            Towne Square
Mortgage                               Nov-07         7.37%             7,069             7,135          University Mall
Mortgage                               Dec-02         8.48%             5,586             5,743            Celebration
Mortgage                               Jan-15         8.37%             2,199             2,270              Danville
Mortgage                               Nov-05         7.88%             6,524             6,599          Durham Festival
Mortgage                               May-14         7.63%             3,350              3,423        Lenoir Festival #1
Mortgage                               Oct-01         8.50%             4,525             4,593         Hollywood Festival
Mortgage                               Nov-07         7.39%            10,986            11,097             Lake Point
Mortgage                               Dec-03         8.37%             9,251             9,339             Square One
Mortgage                               Oct-05         8.55%            10,525            10,672           Waverly Place
Mortgage                               Oct-08         9.22%            19,528            19,688          Mobile Festival
Mortgage                               Oct-17         8.38%             3,129             3,204         University Shoppes
Mortgage                               Jan-07         8.70%             4,039                 -            Dukes Plaza
                                                 ------------------------------------------------------
                 TOTAL FIXED RATE DEBT AND
                 WEIGHTED AVERAGE INTEREST RATE       7.98%           265,936           265,519
VARIABLE RATE
Construction Loan (1)                  Oct-01    LIBOR + 1.50%          6,734                 -         Carolina Outlet Ctr.
Construction Loan                      Sept-01   LIBOR + 1.50%         28,199                 -            Towne Centre
Revolver                               May-00    LIBOR + 2.25%         54,260            31,439               Secured
                                                                  ---------------    ------------------

                 TOTAL VARIABLE RATE DEBT AND
                 WEIGHTED AVERAGE INTEREST RATE       7.79%            89,193            31,439
                                                                  ---------------    ------------------

                 SUBTOTAL DEBT                        7.93%           355,129            296,958
Unamortized Premium on Permanent Debt Facility                          6,912             7,825
                                                                  ---------------    ------------------
                 TOTAL DEBT                                       $   362,041        $  304,783
                                                                  ===============    ==================


-------------------------------------------------------------------------------

PERCENT OF TOTAL DEBT
Fixed                                            74.9%              89.4%
Variable                                         25.1%              10.6%
                                           ---------------    -----------------
                                                100.0%             100.0%
WEIGHTED AVERAGE INTEREST RATE AT END OF
PERIODS:
Fixed                                            7.98%              7.97%
Variable                                         7.79%              7.37%
                                           ------------------------------------
TOTAL                                            7.93%              7.90%
-------------------------------------------------------------------------------

SCHEDULE OF MATURITIES BY YEAR
      Year           Balance         Percentage
---------------------------------    ------------
      2000            $    64,829          18.3%
      2001                 36,763          10.4%
      2002                 91,714          25.8%
      2003                 11,156           3.1%
      2004                 2,427            0.7%
   Thereafter            148,240           41.7%
                 ----------------    ------------
Total                 $   355,129         100.0%
                 ================    ============

EXECUTIVE OFFICES

         The Company currently leases its 31,800-square foot executive offices in Cary, North Carolina its 10,200-square foot Florida regional office in Tampa, Florida, and a 4,000-square foot property management office centrally located in Sunrise, Florida.

ITEM 3 - LEGAL PROCEEDINGS

         On June 11, 1999, WHE Associates, Inc. filed a lawsuit in the Circuit Court for Baltimore City, Maryland (Case No. 24-C-99-002820) claiming that the Company is liable to it for a "finder's fee" in the amount of $2 million to $4 million. The plaintiff seeks its purported fee pursuant to both breach of contract and equitable claims. Discovery in the case has begun. The plaintiff filed a motion for summary judgment as to liability as to all claims. The Company opposed the motion, both as procedurally premature and substantively. At a hearing held on January 5, 2000, the plaintiff's motion was denied as to the contract claims and granted as to the equitable claims. Discovery is proceeding. The Company will continue to defend the claims vigorously.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM X - EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the current executive officers of the Company.


              NAME                          AGE                              POSITION
         C. Cammack Morton                   48     President and Chief Executive Officer
         Patrick M. Miniutti                 52     Executive Vice President and Chief Financial Officer
         William H. Neville                  55     Executive Vice President and Chief Operating Officer
         Christopher G. Gavrelis             46     Executive Vice President, Management and Administration
         Daniel J. Kelly                     48     Senior Vice President and Chief Accounting Officer
         Robin W. Malphrus                   39     Senior Vice President, General Counsel and Secretary
         Suzanne L. Rice                     33     Senior Vice President and President RMC/Konover
         Linda M. Swearingen                 35     Senior Vice President, Finance/Investor Relations

         C. Cammack Morton joined the Company in December 1995 as Chief Operating Officer and was elected President and a Director in January 1996. Effective January 1, 1997, Mr. Morton became the Company's Chief Executive Officer. Prior to his affiliation with the Company, Mr. Morton served as Managing Director of Rothschild Realty, Inc. ("Rothschild") and President and Chief Executive Officer of the Charter Oak Group, Ltd, a subsidiary of Rothschild engaged in the development and management of factory outlet centers. He joined Rothschild in 1987 as Vice President, was promoted to Senior Vice President in 1989 and to Managing Director in 1991.

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

         Daniel J. Kelly joined the Company as Senior Vice President, Chief Accounting Officer during November 1999. Prior to joining the Company, he was with Arthur Andersen LLP for sixteen of the last twenty years. Since 1993, Mr. Kelly served as an audit partner in Arthur Andersen LLP's Raleigh, North Carolina office where he worked primarily with real estate, emerging growth, high-tech and middle market companies, providing accounting and financial consulting services. Mr. Kelly served as Chief Financial Officer for a real estate development company from 1982 to 1986.

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

         Suzanne L. Rice was named Senior Vice President on April 1, 1999 upon Konover Property Trust, Inc.'s acquisition of RMC. Ms. Rice was general partner and principal at RMC, where she had worked since 1989. Prior to joining RMC, she worked for the Federal Reserve Bank of New York as a commercial bank examiner.

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

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock began trading on the NYSE under the symbol "FAC", and subsequently changed its symbol to "KPT" on August 10, 1998 following a shareholder vote approving of the Company's name change on August 5, 1998. As of March 22, 2000, there were approximately 449 stockholders of record.

         The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends paid per share for 1999 and 1998:

------------------------------------------------------------------- ----------------------------------------------
                                         1999                                           1998
                     -------------- --------------- --------------- --------------- --------------- --------------
                         High            Low          Dividends          High            Low          Dividends
First Quarter           $ 7 1/16      $  5 1/4         $ 0.125      $   10             $ 7 1/8         $  0.00
Second Quarter                 9         5 3/8           0.125          10               7 3/4            0.00
Third Quarter              8 1/2        6 1/16           0.125          8 11/16          6 5/8            0.00
Fourth Quarter             6 5/8         5 1/2           0.125          7 1/2            6                0.00
                     -------------- --------------- --------------- --------------- --------------- --------------

DISTRIBUTIONS

         During 1999, the Company paid an annual dividend of $0.50 per common share, preferred share, and minority interest OP units outstanding, paid at the rate of $0.125 per quarter, which totaled $18.1 million, a portion of which was return of capital. The dividend represented a payout ratio of less than 50% of the Company's funds from operations FFO.

         The Company will continue to make a determination regarding its dividend distributions annually following review of the Company's year-end financial results. The Company's policy is to declare dividends in amounts at least equal to 95% of the Company's taxable income which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $7.0 million of net operating loss carry forwards for 2000, which could result in no dividend payment requirement to maintain its REIT status. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

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

                                              --------------- -------------------------------------------------------------------
                                                   1999            1998              1997             1996            1995
                                              --------------- ---------------- ----------------- --------------- ---------------
OPERATING DATA:
   Rental revenues                            $    82,449     $  70,666        $   54,940        $   47,170      $  47,129
   Property operating costs                        27,057        21,749            16,885            13,975         13,648
                                              --------------- ---------------- ----------------- --------------- ---------------
                                                   55,392        48,917            38,055            33,195         33,481
   Depreciation and amortization                   27,941        20,453            16,395            15,121         11,900
   General and administrative                       6,317         5,066             4,404              4,880         8,779
   Interest                                        16,801        19,772            16,436            14,175         10,903
   Loss on sale of real estate                      3,810           512               -                -                 -
   Abandoned transaction costs                      3,883             -             1,250              -             6,500
   E-commerce start-up costs                        2,847             -               -                -                 -
   Equity in losses of unconsolidated                 915             -               -                -                 -
      entities
   Minority interest in Operating                    (78)            86               -                -                 -
      Partnership
   Adjustment to carrying value of assets               -             -               -                5,000         8,500
   Extraordinary loss on early
   extinguishment of debt                               -             -               986                 103            -
                                              --------------- ---------------- ----------------- --------------- ---------------
   Net (loss) income                           $   (7,044)     $  3,028        $   (1,416)         $ (6,084)     $ (13,101)
                                              =============== ================ ================= =============== ===============

   (Loss) income before extraordinary item     $   (7,044)    $   3,028        $     (430)         $ (5,981)     $ (13,101)
      Preferred stock dividends                    (1,089)            -                 -              (368)             -
                                              --------------- ---------------- ----------------- --------------- ---------------
   (Loss) income before extraordinary item
      applicable to common stockholders            (8,133)        3,028              (430)           (6,349)       (13,101)
      Extraordinary loss on early
          extinguishment of debt                        -             -              (986)             (103)             -
                                              --------------- ---------------- ----------------- --------------- ---------------
   (Loss) income applicable to common
       shareholders                            $   (8,133)     $  3,028        $   (1,416)         $ (6,452)     $ (13,101)
                                              =============== ================ ================= =============== ===============
   BASIC (LOSS) INCOME PER COMMON SHARE:
   (Loss) income before extraordinary item
       applicable to common stockholders        $   (0.26)     $   0.16        $    (0.04)      $     (0.54)     $   (1.11)
   Extraordinary item                                   -             -             (0.08)            (0.01)             -
                                              --------------- ---------------- ----------------- --------------- ---------------
   Net (loss) income applicable to common
      stockholders                            $     (0.26)     $   0.16        $    (0.12)       $    (0.55)     $   (1.11)
                                              =============== ================ ================= =============== ===============
   Weighted average common shares                  30,847        18,693            11,824            11,817         11,814
      outstanding
                                              =============== ================ ================= =============== ===============

DILUTED (LOSS) INCOME PER COMMON SHARE:
   (Loss) income before extraordinary item
      applicable to common stockholders        $    (0.26)      $  0.14        $    (0.04)       $    (0.54)     $   (1.11)
   Extraordinary item                                                 -             (0.08)            (0.01)             -
                                              --------------- ---------------- ----------------- --------------- ---------------
   Net (loss) income applicable to common
      stockholders                             $    (0.26)      $  0.14        $    (0.12)       $    (0.55)     $   (1.11)
                                              =============== ================ ================= =============== ===============
   Weighted average common shares
      outstanding - diluted (a)                    30,847        21,878            11,824            11,817         11,814
                                              =============== ================ ================= =============== ===============



                                                  1999             1998              1997            1996            1995
--------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
EBITDA:
Net (loss) income                             $  (7,044)       $    3,028       $  (1,416)       $ (6,084)      $ (13,101)
  Adjustments:
       Interest                                   16,801           19,772           16,436          14,175          10,903
       Depreciation and amortization              27,941           20,453           16,395          15,121          11,900

       Loss (gain) on sale of assets               3,810              512                -            (37)           (345)
       Minority interest                            (78)               86                -               -               -
       Equity in losses of unconsolidated            915                -                -               -               -
         ventures
       Abandoned transaction costs                 3,883                -            1,250               -           6,500
       E-commerce start-up costs                   2,847                -                -               -               -
       Adjustment to fair value of assets              -                -                -           5,000           8,500
       Extraordinary loss on early extinguishment
          of debt                                      -                -              986             103               -
                                             ================ ================ ================= ============== ===============
                                              $   49,075       $   43,851       $   33,651       $  28,278      $   24,357
                                             ================ ================ ================= ============== ===============

                                                          1999          1998          1997       1996         1995
                                                     ------------- -------------- ----------- ------------ -----------
         FUNDS FROM OPERATIONS:
         Net (loss) income                            $   (7,044)   $    3,028     $   (1,416) $ (6,084)    $ (13,101)
         Adjustments:
                 Straight line rent                        1,551           512           (619)      383          (626)
              Real estate depreciation and                25,557        18,333         15,504    14,440        11,722
                 amortization
              Interest on exchangeable notes                   -             -              -       553             -
              Loss (gain) on sale of assets                3,810           512              -       (37)         (345)
              Stock based compensation amortization        1,979         1,419            537       392             -
              Minority interest in Operating
                 Partnership                                (281)           86              -         -             -

              Unusual items:
                 E-commerce start-up costs                 2,847             -              -         -             -
                 Share of non-recurring charges in
                     unconsolidated ventures                 650             -              -         -             -
                 Land development costs related to
                     unconsolidated ventures               1,923             -              -         -             -
                 Abandoned transaction costs               3,883             -          1,250         -         6,500
                 Adjustment to carrying value of assets        -             -              -     5,000         8,500
                 Extraordinary loss on early
                     extinguishment of debt                    -             -            986       103            -
                                                     ------------- -------------- ----------- ------------ -----------
                                                      $   34,875    $   23,890     $   16,242 $  14,750    $   12,650
                                                     ============= ============== =========== ============ ===========
       WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED        34,472        21,878         14,158    13,399        11,814
       (A)
                                                     ============= ============== =========== ============ ===========

       FUNDS AVAILABLE FOR
       DISTRIBUTION/REINVESTMENT:
         Funds from Operations                        $   34,875    $   23,890     $   16,242 $  14,750    $   12,650
                                                     ============= ============== =========== ============ ===========
         Adjustments:
                 Abandoned transaction costs              (3,883)            -         (1,250)        -        (6,500)
                 Capitalized tenant allowances            (2,652)       (4,259)        (1,418)     (316)       (1,380)
                 Capitalized leasing costs                (1,656)       (2,258)        (1,054)     (549)         (407)
                 Recurring capital expenditures           (1,103)         (599)          (845)     (312)         (796)
                                                     ------------- -------------- ----------- ------------ -----------
                                                      $   25,581    $   16,774     $   11,675 $  13,573    $    3,567
                                                     ============= ============== =========== ============ ===========
       DIVIDENDS DECLARED ON ANNUAL EARNINGS          $   18,107    $        -     $       -  $  10,142    $   24,101
                                                     ============= ============== =========== ============ ===========
       DIVIDENDS DECLARED ON ANNUAL EARNINGS PER
       SHARE                                          $     0.50    $     0.00     $    0.00  $    0.75    $     2.04
                                                     ============= ============== =========== ============ ===========
       CASH FLOWS:
         Cash flows from operating activities        $    33,782    $   18,540    $    12,283 $   7,495    $   22,049
         Cash flows used in investing activities        (129,237)      (70,993)       (62,251)  (17,958)      (51,128)
         Cash flows from financing activities             31,317       121,749         47,061    15,018        29,134
                                                     ------------- -------------- ----------- ------------ -----------
         Net (decrease) increase in cash and cash
             equivalents                             $   (64,138)  $    69,296    $    (2,907) $  4,555    $       55
                                                     ============= ============== =========== ============ ===========

       BALANCE SHEET DATA:
         Income-producing properties (before
            depreciation and amortization)           $   671,544   $   575,471    $  393,624  $ 352,992    $  386,292
         Total assets                                    719,457       682,449       403,626    358,612       355,095
         Debt on income properties                       362,041       304,783       232,575    173,695       170,067
         Total liabilities                               385,400       320,862       240,699    194,020       194,609
         Minority interest                                12,999        12,246             -          -             -
         Total stockholders' equity                      321,058       349,341       162,927    164,592       160,486
       PORTFOLIO PROPERTY DATA:
         Total GLA (at end of period)                      9,519         8,148         5,503      4,865         4,626
         Weighted average GLA                              8,978         7,390         5,341      4,674         4,336
         Number of properties (at end of period)              68            59            41         36            36
         Occupancy (at end of year):
                 Operating                                93.2%           92.0%        93.4%        91.4%       92.3%
                 Held for sale/                           66.4%           56.4%        50.4%        55.8%       60.5%
                    redevelopment/development

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":

   DENOMINATOR:
     Denominator- weighted average shares              30,847        18,693        11,824      11,817       11,814
     Effect of dilutive securities:
         Preferred stock                                2,189         2,222         2,222       1,582            -
         Employee stock options                             -            33            69           -            -
         Restricted stock                                 328           328            43             -          -
     Operating Partnership Units                        1,108           602             -             -          -
                                                  ------------- ------------- ----------- ------------- ----------
     Dilutive potential common shares                   3,625         3,185         2,334         1,582          -
                                                  ------------- ------------- ----------- ------------- ----------
     Denominator- adjusted weighted average
         shares and assumed conversions                34,472        21,878        14,158        13,399     11,814
                                                  ============= ============= =========== ============= ==========

         Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. FFO means net income (computed in accordance with generally accepted accounting principles) excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization and adjustments for unusual items. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties, which have historically been appreciating assets.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Forward-Looking Statements" included under this section.

GENERAL DEVELOPMENT OF BUSINESS

         The Company, formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership and operation of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

         Over the past five years, the Company's portfolio has grown from 4.2 million to square feet to 9.5 million square feet. On December 31, 1999, the Company-owned properties consisted of:

1.       38 community shopping centers in nine states aggregating approximately
         5.0 million square feet;

2. 10 outlet centers in nine states aggregating approximately 2.3 million square feet;

3. 16 Vanity Fair (VF) anchored centers located in 12 states aggregating approximately 1.4 million square feet;

4. four centers in four states, aggregating approximately 0.8 million square feet which are under development or redevelopment or held for sale; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

     Square footage of properties managed by the Company increased to 8.2 million at December 31, 1999 from 1.9 million at December 31, 1998. In addition, the Company has joint venture interests in properties as discussed in "Investments In and Advances to Unconsolidated Entities" below.

SIGNIFICANT TRANSACTIONS AND ACQUISITIONS

     UPREIT CONVERSION

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("OP Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owned a 96% interest as of December 31, 1999. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that an OP Unit is economically equivalent to a share of the Company's common stock.

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

         During 1999, the Company formed two taxable subsidiaries, Sunset KPT Investment, Inc. (formerly Wakefield Investment, Inc.) and truefinds.com, Inc., (formerly kpt.com, Inc.) under the laws of Delaware. These taxable subsidiaries have the ability to conduct e-commerce business, develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage services. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Certain officers of the Company hold substantially all of the voting common stock. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations. (See "Investments in and Advances to Unconsolidated Subsidiaries" below).

     NORTH HILLS PORTFOLIO

         In March 1997 the Company purchased five community shopping centers located in the Raleigh, North Carolina area for $32.3 million from an unrelated third party. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc. and Kmart Corporation. The acquisition was funded from the Company's line of credit facility. As a result of the acquisition, the Company ended 1997 with 41 shopping centers containing an aggregate of approximately 5.5 million square feet of GLA. More importantly, the transaction marked the beginning of the Company's diversification strategy. See - "Business Strategy - Acquisition and Portfolio Diversification."

     RODWELL/KANE TRANSACTION

         On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell and John N. Kane. The acquired centers encompass approximately 950,000 square feet.

         The aggregate purchase price for the acquired shopping centers was $57.1 million, consisting of the assumption of $44.3 million of fixed-rate indebtedness, the payment of $3.5 million in cash and the issuance of 974,347 limited partnership Units of the Operating Partnership. Of the purchase price, 292,447 Units will be issued on a delayed or contingent basis. At December 31, 1999, 175,232 of the contingent units had been issued. The contingencies include the attainment of certain property performance thresholds and the sale, lease or development of certain outparcels. The purchase price for the acquisition was determined as a result of arms-length negotiation between the Company and the sellers, with the Units being valued at $9.50 per share.

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

         On August 10, 1998, following stockholder approval, the Company began operating under the name "Konover Property Trust, Inc." The Company remained listed on the New York Stock Exchange and changed its ticker symbol from FAC to KPT.

     LAZARD FRERES TRANSACTION

         On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard") and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's current ownership interest in the Company is 61%, assuming conversion of outstanding preferred stock and units into shares. Under the terms of the Lazard transaction agreements, for as long as PSR's investment in the Company is $50 million or more, PSR has the right to participate in future equity issuances to preserve its ownership interest.

         Pursuant to a Contingent Value Rights Agreement between the parties, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

     INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

         A summary of the Company's investments in and advances to unconsolidated entities at December 31, 1999 and 1998, is as follows: (all investments are accounted for under the equity method, in thousands):

                                                                                                December 31,
Entity                                                  Location           Ownership         1999        1998
------------------------------------------------- ---------------------- -------------- ------------------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)         North Carolina              50%       $   2,440    $   2,008
Park Place KPT LLC  (1 community center)          Morrisville, NC             50%           6,245        5,947
Falls Pointe KPT LLC                              Raleigh, NC                 50%           7,059        5,726
Mount Pleasant KPT LLC                            Mount Pleasant, SC          50%               -       19,553

Taxable Subsidiaries:

Sunset KPT Investment, Inc.                                                   85%           9,888       11,795
truefinds.com, Inc.                                                           95%             511            -
                                                                                        ------------ -----------

                                                                                        $  26,143    $  45,029
                                                                                        ============ ===========

         Fall Pointe KPT LLC, a strategic venture with a local Raleigh, North Carolina developer, will develop land located in Raleigh into a 98,000 square-foot community center anchored by Harris Teeter. Kohls department store has executed an agreement to purchase an adjacent parcel of land adding up to 88,000 square feet.

         Due to the attainment of certain operational milestones during 1999, the Company is deemed to have control of the Mount Pleasant KPT LLC venture. Accordingly, Mount Pleasant KPT LLC is consolidated in the Company's consolidated financial statements for 1999.

         The venture developed a 415,000-square foot retail/entertainment shopping center in Mt. Pleasant, South Carolina named Mt. Pleasant Towne Centre. The construction, which began in May, was opened in Fall 1999. Belk Department Store, Barnes and Noble, Bed, Bath and Beyond and the Gap are the primary anchors for the center. At December 31, 1999, the center was 81.6% occupied.


         In the third quarter of 1999, Sunset KPT Investments, Inc., (formerly Wakefield Investments, Inc.,) sold its interest in Wakefield Commercial LLC for approximately $9.2 million resulting in a gain of $1 million which is a component of the Company's equity in losses of unconsolidated entities. Distributions from Sunset KPT Investments, Inc. in 1999 to the Company totaled $1.4 million. On November 10, 1999, the Company sold an additional 10% in Sunset KPT Investment, Inc. to certain officers of the Company.

         Sunset KPT Investments has a joint venture interest in approximately 2,100 acres of undeveloped land in eastern North Carolina for which a multi-use development plan is currently underway.

         The Company's e-commerce business operations commenced in the fourth quarter of 1999 resulting in start-up costs of $2.8 million, primarily consisting of web-site development and consulting costs, included in the accompanying consolidated statement of operations. Effective December 31, 1999, the e-commerce business and related capitalizable costs were transferred to truefinds.com, Inc. (a taxable subsidiary) for an equity interest and a note receivable. See "Item 13: Certain Relationships and Related Transactions."

     The acquisition and development of the venture properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. All debt incurred by unconsolidated ventures is secured by their respective properties as well as various guarantees of the Company and by the Company's respective venture partners.

                               ACQUISITION SUMMARY
                                 (IN THOUSANDS)

         A summary of the Company's acquisition activity since 1997 follows (in thousands):

                                                                                                             OP UNITS
                               STATE                     SQUARE      PURCHASE        DEBT                    ($9.50
                             LOCATION         DATE        FEET         PRICE        ASSUMED        CASH      PER SHARE)
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
1999
Merchants Festival              GA          11/30/99         152   $    16,750              -   $   16,750           -
Lake Washington                 FL           9/17/99         119         9,700              -        9,700           -
Patriots Plaza                  SC           9/1/99          115         8,700              -        8,700           -
Grove Park                      SC           5/13/99          94         5,700              -        5,700           -
Crossroads at Mandarin          FL           4/14/99          72         4,500              -        4,500           -
Dare Center                     NC           3/31/99         113         5,000              -        5,000           -
Braves Village                  SC           3/31/99          60         4,500              -        4,500           -
Eastgate Plaza                  FL           3/30/99         182        10,400              -       10,400           -
Dukes Plaza                     VA           3/1/99          140         6,500          4,100        2,400           -
Robertson Corners               SC           1/6/99           48         3,900              -        3,900           -
                                           ----------- ----------- -------------- ------------- ------------- ----------

                   TOTAL                                   1,095        75,650          4,100       71,550           -

1998
Waverly Place                   NC           12/14/98        181        12,800        10,700         2,100          -
University Shoppes              SC            8/31/98         54         4,700         3,200         1,500          -
Konover (portfolio)       FL, NC, VA, AL       4/1/98      1,515        85,400        55,200        26,700        369
Rodwell/Kane (portfolio)      NC, VA          3/31/98        955        57,100        44,300         3,500       974 (1)
Market Square                   VA             1/7/98         56         3,100         2,300           800          -
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   2,761       163,100       115,700        34,600      1,343

1997
North Hills (portfolio)         NC            3/31/97        606        32,300             -        32,300          -

                                                       ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   4,462   $   271,050    $  119,800    $  138,450      1,343
                                                       =========== ============== ============= ============= ==========

(1) Includes 292 OP Units to be issued upon the completion of certain contingencies contained in the agreement. At December 31, 1999, certain of the contingencies were met, which resulted in the issuance of 175 of the 292 OP units. The remaining 117 OP Units continue to be outstanding at December 31, 1999.

ACQUISITION OF PROPERTY MANAGEMENT AND LEASING BUSINESS

         The Company entered into an agreement on March 18, 1999 to acquire the operations of RMC Realty Companies, Inc., in Tampa, Florida. The acquisition, which was effective on April 1, 1999, was part of the Company's growth strategy in the Southeast and involved the acquisition of management and leasing contracts in excess of 7.2 million square feet in the state of Florida. The operation, named RMC/Konover Property Trust, LLC, operates as a separate business unit under Sunset KPT Investments, Inc. (a taxable subsidiary).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998.

NET INCOME (LOSS)

         The Company reported a net loss applicable to common shareholders of $8.1 million, or $0.26 per common share, for the year ended December 31, 1999. The same period in 1998 reported net income applicable to common shareholders of $3.0 million, or $0.16 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $7.5 million, or 15%, to $56.9 million from $49.4 million for the same period in 1998. Including the effect of straight-line rent adjustment, ($1.0 million)

     NOI increased by $6.5 million. A breakdown of NOI, exclusive of straight-line rent, by segment is detailed below (in thousands):

                        Year Ended December 31,
                        1999               1998             Change
                  ----------------- ------------------- ----------------
Community         $     26,239      $     19,984        $     6,255
VF Anchored              5,476             5,584              (108)
Outlet                  21,889            23,862            (1,973)
Other                    3,216               964              2,252
Corporate                  122             (965)              1,087
                  ----------------- ------------------- ----------------
                  $     56,942      $     49,429        $     7,513
                  ================= =================== ================

        The primary contribution to the increase in NOI has been community acquisitions made during 1998 and 1999 as follows:

                                                       Change in NOI from
                                                          1998 to 1999
                                                         (IN THOUSANDS)
                                                      ----------------------
                  1999 Acquisitions                     $       3,791
                  University Shoppes (8/98)                       271
                  Konover (portfolio) (4/98)                      999
                  Rodwell/Kane (portfolio) (4/98)               1,450
                                                      ----------------------
                                                        $       6,511
                                                      ======================

         For the year ended December 31, 1999, the following events contributed to the change in net income:

>> Recognized losses from unconsolidated entities of $0.9 million. There were no earnings (losses) from unconsolidated entities in 1998.
>> The proceeds from the 1998 sale of common stock enabled the Company to reduce interest expense by $7.8 million to $21.6 million in 1999 from $29.4 in 1998 and resulted in increased interest income of $4.8 million over 1998.
>> As a result of acquisitions and asset impairment, depreciation and amortization increased by $7.5 million and general and administrative expenses increased by $1.3 million.
>> Paid a $1.1 million dividend in 1999 to its convertible preferred shareholders, who receive dividends equal to that of common shareholders on an as-converted basis.
>> Sale of two properties, one in Arizona and one in Texas that generated a loss of $3.0 million.
>>       E-commerce start up costs of $2.8 million.
>> Abandoned transaction costs of $3.9 million. Fourth quarter 1999 charges of $3.7 million of abandoned project costs include $1.4 million of costs related to the evaluation and negotiation associated with the sale of a group of assets into a joint venture, $1.3 million related to a terminated community shopping center portfolio acquisition and $1 million of abandoned development and acquisition costs.

TENANT INCOME

         Base rent, including straight-line rent, increased $10.8 million or 20.8% to $62.6 million for the year ended December 31, 1999 from $51.8 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased $11.9 million, or 22.8%, to $64.2 million for the year ended December 31, 1999 when compared to $52.3 million in 1998. The increase in base rent for the year ended December 31, 1999, is attributable primarily to the following community center acquisitions:

                                              Change in
                                            Base Rent (*)
                                          from 1998 to 1999
                                            (IN THOUSANDS)
                                         ---------------------
    1999 Acquisitions                             $ 6,267
    University Shoppes (8/98)                         334
    Konover (portfolio) (4/98)                      2,227
    Rodwell/Kane (portfolio) (4/98)                   492
                                         ---------------------
                                                   $9,320
                                         =====================
(*) Base rent excludes straight-line rent

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 21.6%. In addition, gross leasable area in operation at period-end increased by 1.4 million square feet, primarily because of the ten properties acquired in 1999 totaling 1.1 million in gross leasable area as well as the Mt. Pleasant project in Mt. Pleasant, South Carolina, which delivered 0.4 million square feet. These described increases were partially offset by the sales of properties in Arizona and Texas totaling
0.2 million in gross leasable area.

         Recoveries from tenants increased 9.5% for the year ended December 31, 1999 to $16.2 million compared to $14.8 million in the same period of 1998. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 10.4% to $1.80 for the year ended December 31, 1999 when compared to $2.01 for the same period in 1998. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 75% in 1999 as compared to 79% in 1998.

OTHER INCOME

         Other income decreased $0.7 million to $2.5 million in 1999 compared to $3.2 million in 1998 primarily as a result of decreased lease termination fee income of $0.5 million.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $5.4 million, or 24.9%, to $27.1 million for the year ended December 31, 1999 from $21.7 million in the same period of 1998. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1999, which rose 21.6% to 9.0 million square feet in 1999 from 7.4 million square feet in 1998. On a weighted-average square-foot basis, operating expenses increased 2.4% to $3.01 per weighted average square foot for the year ended December 31, 1999 from $2.94 per weighted average square foot for the same period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 1999 increased $1.2 million, or 23.5%, to $6.3 million in 1999 from $5.1 million in 1998. General and administrative expenses as a percent of total revenue increased to 8% in 1999 from 7%.

DEPRECIATION AND AMORTIZATION

         Depreciation increased to $20.7 million for the year ended December 31, 1999 compared to $15.3 million in the same period of 1998. The increase is due primarily to the 1999 acquisitions and those made during the course of 1998. Additionally, the increase includes a fourth quarter charge of $2.4 million in connection with a change in use and redevelopment of a center. Amortization of deferred leasing and other charges and stock-based compensation amortization increased $2.0 million to $7.2 million. On a weighted-average square-foot basis, depreciation and amortization increased to $3.11 in 1999 from $2.77 in 1998.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 1999, net of interest income of $4.8 million, decreased by $3.0 million, or 15%, to $16.8 million compared to $19.8 million, net of interest income of $9.7 million, for the year ended December 31, 1998. This decrease in net interest expense resulted primarily from the interest income generated from the proceeds from the sale of common stock in 1998. On a weighted-average basis, for the year ended December 31, 1999, debt outstanding was $327.1 million, and the average interest rate was 7.9%. This compares to $299.0 million of average outstanding debt and a 7.9% average interest rate in 1998. The Company capitalized $1.5 million and $1.0 million of interest costs associated with its development projects for the years ended December 31, 1999 and 1998, respectively.

PROPERTIES HELD FOR SALE

         For the year ended December 31, 1999, the properties held for sale contributed approximately $0.4 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale generated a loss of $0.4 million. For the year ended December 31, 1998, the properties held for sale contributed approximately $0.4 million of revenue and incurred a net loss of $0.9 million. During 1999, a property held for sale in Arizona, was sold which generated a loss of $1.7 million. During 1998, a property held for sale in California, was sold and generated a loss of $0.4 million. At December 31, 1999, the Company had one remaining property held for sale with a book value of $0.6 million.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA, as defined, was $49.1 million for the year ended December 31, 1999, an increase of $5.2 million or 11.8%, from $43.9 million for the same period in 1998. The increase was due primarily to increased NOI of $6.5 million over 1998, including adjustment for straight-line rent (as described above), offset by an increase in general and administrative expenses of $1.3 million.

         FFO, as defined, for the year ended December 31, 1999 increased $11.0 million or 46.0% to $34.9 million. The Company's FFO for the same period in 1998 was $23.9 million. FFO increased primarily as a result of the $7.5 million increase in NOI, exclusive of straight-line rent, and a decrease in net interest expense of $3.0 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997.

NET INCOME (LOSS)

         The Company reported a net income of $3.0 million, or $0.16 per common share, for the year ended December 31, 1998. The same period in 1997 saw a net loss of $1.4 million, or ($0.12) per common share. The elements having a material impact on the change are discussed below:

>> The Company's net operating income (NOI), exclusive of straight-line rent, increased by $12.0 million, or 32%, to $49.4 million from $37.4 million for the same period in 1997. This increase was mainly attributable to the 1998 community center portfolio acquisitions below:

                                                         Impact on NOI for the
                                                              Year Ended
                                                           December 31, 1998
                                                             (in millions)
                                                   ----------------------------
                  Konover & Associates South            $           7.6
                  Rodwell/Kane Properties                           4.5
                                                                    ---
                                                        $          12.1
                                                                   ====

>> Including the effect of straight-line rent adjustment, ($1.1 million) NOI increased by $10.9 million. The Company's' acquisition activity required higher borrowing levels resulting in increased interest expenses of $3.3 million, increased depreciation and amortization of $4.1 million and increased general and administrative expenses of $0.6 million. The sale of a California property in April 1998, an outparcel and a Kentucky property in December 1998 resulted in a loss of approximately $0.5 million. Additionally, during 1998, minority interest in the Operating Partnership totaled $0.1 million.
>> During 1997, a $1.0 million extraordinary loss on extinguishment of debt was incurred in addition to a charge of $1.3 million for the cost associated with a terminated merger.

      The combination of the above items provide a $4.6 million increase in net income for the year ended December 31, 1998 over the same period in 1997.

TENANT AND OTHER INCOME

         Base rent increased $12.1 million or 30.5% to $51.8 million for the year ended December 31, 1998 from $39.7 million for the same period in 1997. Base rent before the adjustment for straight line rent increased $13.2 million, or 33.8%, to $52.3 million for the year ended December 31, 1998 when compared to $39.1 million in 1997. Base rent for the year ended December 31, 1998 attributable to the Konover and Rodwell/Kane properties was $7.6 million and $5.8 million, respectively. During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 38%. Gross leasable area in operation increased by 2.6 million square feet, primarily because of the acquisition of the Konover properties with 1.5 million in gross leasable area and Rodwell/Kane properties with 1.0 million in gross leasable area. These described increases were partially offset by the sales of the California and Kentucky properties of 0.2 million in gross leasable area.

         Recoveries from tenants increased for the year ended December 31, 1998 to $14.8 million compared to $12.7 million in the same period of 1997. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes, and insurance costs. On a weighted-average square-foot basis, recoveries decreased 15.5% to $2.01 for the year ended December 31, 1998 when compared to $2.38 for the same period in 1997. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 79% in 1998 from 85% in 1997. With respect to approximately 15% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

         Other income increased $1.5 million to $3.2 million in 1998 compared to $1.7 million in 1997 primarily as a result of increased third-party management fee income of $1.6 million. As of December 31, 1998, the Company managed nine centers versus one center for the same period in 1997. In addition, prior to the closing on the eight Rodwell/Kane properties, the Company managed the community centers and will continue to manage the one remaining Rodwell/Kane community center.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $4.8 million, or 28.4%, to $21.7 million in 1998 from $16.9 million in the same period of 1997. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 1998, which rose 40% to 7.4 million square feet in 1998 from 5.3 million square feet in 1997. On a weighted-average square-foot basis, operating expenses decreased to $2.94 per weighted average square foot, down 7.8% from $3.19 for the same period in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 1998 increased $0.7 million, or 15.9%, to $5.1 million in 1998 from $4.4 million in 1997. For the years ended December 31, 1998 and 1997, general and administrative expenses as a percentage of revenues decreased by 1%.

DEPRECIATION AND AMORTIZATION

         Depreciation increased to $20.5 million for the year ended December 31, 1998 compared to $16.4 million in the same period of 1997. The increase is due primarily to depreciation related to the Rodwell/Kane and Konover acquisitions representing $2.3 million. In addition, there was increased stock-based amortization of $0.9 million. On a weighted-average square-foot basis, depreciation and amortization decreased to $2.77 in 1998 from $3.09 in 1997.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 1998, net of interest income of $5.8 million, increased by $3.4 million, or 21%, to $19.8 million compared to $16.4 million, net of interest income of $0.6 million, in 1997. This increase resulted primarily from higher borrowing levels in the first part of 1998 due to the investment in and acquisition of income-producing properties. Upon completion of the Lazard transaction, the Company paid down debt of $57.7 million in September 1998. The remaining proceeds from the Lazard transaction of $62.1 million at year-end were generating interest income at a rate of approximately 5%. On a weighted-average basis, in the first nine months of 1998, debt outstanding was $299.0 million, and the average interest rate was 7.9%. This compares to $218.0 million of outstanding debt and a 7.9% average interest rate in 1997. The Company capitalized $1.0 million of interest costs associated with its development projects in 1998 compared to $1.5 million in the same period of 1997.

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

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA, as defined, was $43.9 million for the year ended December 31, 1998, an increase of $10.2 million or 30%, from $33.7 million for the same period in 1997. The increase was due to increased NOI of $10.9 million over 1997, including adjustment for straight line rent (as described above) offset by an increase in general and administrative expenses of $0.7 million.

        FFO, as defined, for the year ended December 31, 1998 increased $7.7 million or 47% to $23.9 million from $16.2 million for the same period in 1997. FFO increased primarily as a result of the $12.0 million increase in NOI, exclusive of straight-line rent, as described above. This increase in NOI is offset by: (1) increase in general and administrative expenses of $0.7 million;
(2) the increase in interest expense of $3.3 million and (3) a slight increase in non-real estate depreciation of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         The Company's cash and cash equivalents balance at December 31, 1999 was $8.2 million. Restricted cash, as reported in the financial statements, as of such date, was $8.6 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows include amounts to fund such items as taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $33.8 million for the year ended December 31, 1999. Net cash used in investing activities was $129.2 million in that same period. The primary use of these funds included:

>> $71.5 million of cash to acquire ten centers aggregating 1.1 million square feet located in Florida, Georgia, North Carolina, South Carolina and Virginia, and
>>       $68.6 million invested in the Company's income-producing properties.

         These cash uses were offset by repayments received on certain notes receivables of $8.4 million and $4.9 million of proceeds from the sale of two properties.

         Net cash provided by financing activities was $31.3 million for the year ended December 31, 1999. The primary use of these funds included:

>>       $18.1 million for dividends paid,
>> $3.0 million for the repurchase of 493,200 shares of the Company's common stock, and
>>       $4.1 million for debt repayments.

These cash uses were offset by proceeds from debt borrowings of $58.1 million.

CURRENT AND FUTURE CASH NEEDS

         The Company's management anticipates that cash generated from operations as well as access to capital resources, including additional borrowings and issuances of debt or equity securities will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects. The Company is pursuing outside equity and or debt to fund the ventures of its taxable subsidiaries.

LAZARD TRANSACTION

         On August 5, 1998, stockholders approved the Lazard transaction involving PSR's $200 million purchase of the Company's Common Stock at $9.50 per share. As of December 31, 1999, all funds had been used to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

         As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay PSR, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

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

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of December 31, 1999 was $88.1 million and is secured by 23 properties after the sale of one property in December 1999 and matures June 2002.

         An acquisition line of credit was put in place in early 1997 for $150 million. At December 31, 1999, the availability and balance of this line of credit was $54.3 million. The availability under this line is based upon a predetermined formula on the Net Operating Income of the properties that secure the facility. The line originally was secured by 21 properties plus an assignment of the excess cashflow of the REMIC facility referenced above. The line was extended for $150 million during the first quarter of 2000 and will expire in May 2000. The Company is in the process of refinancing this credit facility on a long-term basis and believes such refinancing will be completed within the extension period.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of December 31, 1999, was $66.5 million including a $6.9 million unamoritized interest premium.

         During 1998 the Company issued 21,052,632 shares of its common stock to Prometheus Southeast Retail, LLC, ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors discussed. The total consideration was $200 million, of which $31 million was used to pay down the line of credit facility.

         The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. The Company's policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.

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

         The Company believes that increased focus on financial controls and information technology (IT) will be critical over the next several years to enhance the analysis and communication of financial data. In order to accomplish this, the Company has staffed its finance area with professionals with specialized knowledge in real estate finance and acquisition analysis. The IT department is continually focused on processes that will enhance the Company's systems to allow all personnel easy access to all financial and lease data in a concise format.

         The business of the Company is not materially affected by seasonal factors, and the Company does not have foreign operations.

         Any additional debt financing, including additional lines of credit, may be secured by mortgages on the Properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on, or the amount of indebtedness that may be secured by, any particular property; however, current mortgage financing instruments do limit additional indebtedness on such properties.

DIVIDENDS

         During 1999, the Company paid an annual dividend of $0.50 per common share, paid at the rate of $0.125 per quarter which totaled $18.1 million a portion of which resulted in return of capital. The dividend represented a payout ratio of less than 50% of the Company's funds from operations FFO.

SHARE REPURCHASE

         For the year ended December 31, 1999, the Company has repurchased 493,200 shares of its common stock at an average share price of $6.02 for a total of approximately $3.0 million. As of December 31, 1999, the Company had repurchased a total of 2,241,800 shares at an average price of $6.91 under its stock repurchase program. The Company is currently authorized to purchase an additional 1,758,200 shares.

ECONOMIC CONDITIONS

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4% of the Company's total revenue for the year ended December, 1999 compared to 5% for December, 1998. Continuation of this trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:
>> our markets could suffer unexpected increases in development of retail properties;
>>       the financial condition of our tenants could deteriorate;
>>       the costs of our development projects could exceed our original estimates;
>> we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
>> we may not be able to lease or re-lease space quickly or on as favorable terms as old leases
>>       we may have incorrectly assessed the environmental condition of our properties;
>>       an increase in interest rate would increase our debt service costs;
>>       we could lse key executive officers;
>> our markets may suffer decline in economic growth or increase in unemployment rates; and
>>       new technology ventures may not produce a profit.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE RESULTS, BUT ONLY INDICATORS OF REASONABLY POSSIBLE RESULTS. AS A RESULT, ACTUAL FUTURE MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES" AND THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR A DESCRIPTION OF OUR ACCOUNTING POLICIES AND OTHER INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is not party to any interest rate hedge contracts. As of December 31, 1999, the Company had approximately $89.2 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2000, interest expense would be increased or decreased approximately $0.9 million for the year ended December 31, 2000. The Company has no fixed rate debt maturing in 2000.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this Item is submitted in a separate section of this report.

ITEM 9 -      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2000 is incorporated herein by reference. See ITEM X in Part I hereof for information regarding executive officers of the Company.

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

                                     PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are filed as part of the report:

                                                                      Page

 Report of independent public accountants                              F-2

 Consolidated balance sheets as of December 31, 1999 and 1998          F-3

 Consolidated statements of operations for the years ended
 December 31, 1999, 1998 and 1997                                      F-4

 Consolidated statements of stockholders' equity for years
 ended December 31, 1999, 1998 and 1997                                F-5

 Consolidated statements of cash flows for the years
 ended December 31, 1999, 1998 and 1997                                F-6

 Notes to consolidated financial statements                            F-7

(a)(2) Included with this report is the following consolidated financial statement schedule:

                  Schedule III - Real Estate and Accumulated Depreciation

The Financial Statements of the Company's Non-Qualified Employee Stock Purchase Plan listed below are filed herewith pursuant to Form 10-K, General Instruction F.

                  Report of Independent Public Accountants

                  Financial Statements:

                         Statements of Net Assets Available for Plan Benefits as
                          of December 31, 1999 and 1998

                         Statements of Changes in Net Assets Available for Plan
                            Benefits for the Years Ended December 31, 1999, 1998 and 1997


                         Notes to Financial Statements

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

(a)(3)  Included with this report are the following exhibits:

                                  EXHIBIT LIST

Exhibit #                            Title
--------------------------------------------------------------------------------

 3.1     Amended and Restated Articles of Incorporation (1)

 3.2     Amended and Restated Bylaws of the Company (8)

 4.1     pecimen Common Stock Certificate (10)

 4.2     Warrant Agreement between the Company and Blackacre (2)

 4.3     Warrant Agreement between the Company and Blackacre (2)

 4.4 Warrant Agreement between the Company and National Union Fire Insurance Company of Pittsburgh (2)

*4.5     Warrant Agreement between the Company and Network Fund III, Ltd. (2)

 4.5 Indenture by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee, and Fleet Management and Recovery Corporation, as master servicer (3)

 4.6 Master Servicing Agreement by and between FSA Finance, Inc., as issuer, Bank One, Columbus, National Association, as trustee (4) and Fleet Management and Recovery Corporation, as master servicer (3)

 4.7     Specimen copies of the various types of Class A, B, C and R Notes (3)

 4.8 Mortgage Note given by FSA Properties, Inc., as maker, in favor of the Travelers Insurance Company, as payee (3)

 4.9 Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents by and between FSA Properties, Inc., as mortgagor, and the Travelers Insurance Company as mortgagee (3)

 4.10 First Amendment to Master Servicing Agreement between FSA Finance, Inc., as Issuer, Mellon Mortgage Company, as Master Services, and First Union National Bank, as Trustee

 4.12 Supplement to the Indenture dated as of December 22, 1998 between FSA Finance, Inc., as Issuer, Mellon Mortgage Company, as Master Servicer, and First Union National Bank as Trustee

 4.13 Gap Note given by FSA Properties, Inc., as maker, in favor of The Travelers Insurance Company, as payee (3)

 4.14 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (5)

 4.15 Loan Agreement between FAC Mortgage LLC as Borrower and Nomura Asset Capital Corporation as Lender (6)

 4.16 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders (10)

 4.17 Line of Credit Agreement between FAC Realty, Inc. and Capital America Corporation (fka Nomura Asset Capital Corporation), dated February 19, 1997 (6)

*10.1    Employment Agreement between the Company and C. Cammack Morton (6)

*10.2 First Amendment to Employment Agreement between the Company and C. Cammack Morton (10)

*10.3    Employment Agreement between the Company and Patrick M. Miniutti (6)

*10.4    First Amendment to Employment Agreement between the Company and Patrick
         M. Miniutti (10)

*10.5    Employment Agreement between the Company and William H. Neville (6)

*10.6    First Amendment to Employment Agreement between the Company and William
         H. Neville (10)

*10.7    Employment Agreement between the Company and Fred P. Steinmark (10)

*10.8 First Amendment to Employment Agreement between the Company and Fred P. Steinmark (10)

*10.9    Severance Agreement between the Company and Fred P. Steinmark

*10.10   Employment Agreement between the Company and Christopher G. Gavrelis
         (7) (10)

*10.11 Second Amendment to Employment Agreement between the Company and Christopher G. Gavrelis

*10.12   Severance Agreement between the Company and Connell L. Radcliff

*10.13   Amended and Restated 1993 Employee Stock Option Plan (5) (10)

*10.14   1996 Restricted Stock Plan (5)

*10.15   Amended and Restated 1995 Outside Directors Stock Award Plan

 10.16 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (6)

 10.17 First Amendment to the Master and Exchange Option Agreement, dated as of March 16, 1998 by and among the Company, FAC Realty, L.P. and the Contributors listed therein (7)

 10.18 Assignment of Interest in Master Agreement and Exchange Option Agreement, and Consent of Limited Partners dated December 22, 1997 (7)

 10.19 Exchange Option Agreement dated as of October 1, 1997, by and among Carolina FAC, Limited Partnership, FAC Realty, Inc. and the Owners of the Properties and Interests listed therein (7)

 10.20 Master Agreement, dated as of October 1, 1997, by and among FAC Realty, Inc., Carolina FAC, Limited Partnership, and the other signatories listed therein (7)

*10.21 Amended and Restated Stock Purchase Agreement, dated as of March 23, 1998, between the Company and Prometheus Southeast Retail, LLC (7)

*10.22 Stockholders Agreement, dated February 24, 1998, among the Company and Prometheus Southeast Retail, LLC (7)

*10.23 Registration Rights Agreement, dated February 24, 1998 between the Company and Prometheus Southeast Retail, LLC (7)

*10.24 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Prometheus Southeast Retail, LLC (7)

*10.25 Asset Purchase Agreement between KPT Properties, L.P. and truefinds.com, Inc. (formerly kpt.com, Inc.) dated as of December 29, 1999

*10.26 Guarantee by C. Cammack Morton to truefinds.com, Inc. (formerly kpt.com, Inc.) dated December 29, 1999

*10.27 Letter to Simon Konover, Chairman of the Board of Directors, dated June 7, 1999

 21.1    Subsidiaries of the Registrant

 23.1    Consent of Arthur Andersen LLP

 27.1    Financial Data Schedule (electronic filing only)

* Contract with management or affiliates of management or a compensatory plan.
--------------------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491)

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

(5) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996

(6) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997

(7) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998, as amended on June 3, 1998

(8) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999

(9) Incorporated herein by reference to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 1999

(10) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998


        THE EXHIBITS DESCRIBED ABOVE AND THE FINANCIAL STATEMENTS OF THE COMPANY'S EMPLOYEE STOCK PURCHASE PLAN HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION AND ARE AVAILABLE UPON WRITTEN REQUEST TO:
INVESTOR RELATIONS, KONOVER PROPERTY TRUST, INC., 11000 REGENCY PARKWAY, SUITE 300, CARY, NORTH CAROLINA, 27511.

 SIGNATURES

--------------------------------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                  KONOVER PROPERTY TRUST, INC


                                        By ___________________________________
                                        C. Cammack Morton
                                        President and Chief Executive Officer


                                        By____________________________________
                                        Patrick M. Miniutti
                                        Director, Exec. Vice President and
                                        Chief Financial Officer


                                        By____________________________________
                                        Daniel J. Kelly
                                        Sr. Vice President and Chief Accounting
                                        Officer


                                        By ____________________________________
                                        Simon Konover
                                        Chairman of the Board of Directors


                                        By ____________________________________
                                        William D. Eberle
                                        Board Member


                                        By ____________________________________
                                        J. Richard Futrell, Jr.
                                        Board Member


                                        By ____________________________________
                                        John W. Gildea
                                        Board Member

                                        By ____________________________________
                                        J. Michael Maloney
                                        Board Member


                                        By ____________________________________
                                        Jonathan O'Herron
                                        Board Member


                                        By ____________________________________
                                        Mark S. Ticotin
                                        Board Member

                          Konover Property Trust, Inc.
                        Consolidated Financial Statements
                  Years ended December 31, 1999, 1998 and 1997



                   Index to Consolidated Financial Statements





Report of Independent Public Accountants.................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.............F-3

Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997.....................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997.....................................F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997.....................................F-6

Notes to Consolidated Financial Statements...............................F-7

Report of Independent Public Accountants

To Konover Property Trust, Inc.:


We have audited the accompanying consolidated balance sheets of Konover Property Trust, Inc. (a Maryland corporation) and subsidiaries and partnership as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Konover Property Trust, Inc. and subsidiaries and partnership as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Our audit of Konover Property Trust, Inc. and subsidiaries and partnership was made for the purpose of forming and opinion on the basic financial statements taken as a whole. Schedule III included with consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions's rules and is not part of the basic financial statements. This schedule as of, and for the year ended December 31, 1999, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Raleigh, North Carolina,
March 24, 2000.

                           KONOVER PROPERTY TRUST, INC
                           Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                            1999                   1998
                                                                                   ---------------------------------------------
                                                                                                  (in thousands)
                                                                               Assets
Income-producing properties:
   Land                                                                               $       119,360         $    108,978
   Buildings and improvements                                                                 516,579              437,932
   Deferred leasing and other charges                                                          35,605               28,561
                                                                                   ---------------------------------------------
                                                                                              671,544              575,471
   Accumulated depreciation and amortization                                                  (89,019)             (66,108)
                                                                                   ---------------------------------------------
                                                                                              582,525              509,363
   Properties under development                                                                65,924                7,414
   Properties held for sale                                                                       611                5,946
 Other assets:
   Cash and cash equivalents                                                                    8,164               72,302
   Restricted cash                                                                              8,634                6,052
   Tenant and other receivables, net of allowance of $1,588 and $712 at December
    31, 1999 and 1998, respectively                                                             9,974               10,022
   Notes receivable from unrelated parties                                                      5,285               13,699
   Investment in and advances to unconsolidated entities                                       26,143               45,029
   Deferred charges and other assets                                                           12,197               12,622
                                                                                   ---------------------------------------------
                                                                                      $       719,457         $    682,449
                                                                                   =============================================

                        Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                          $       362,041         $    304,783
   Capital lease obligations                                                                      698                  774
   Accounts payable and other liabilities                                                      22,661               15,305
                                                                                   ---------------------------------------------
                                                                                              385,400              320,862
                                                                                   ---------------------------------------------
Commitments and contingencies

Minority interests                                                                             12,999               12,246
                                                                                   ---------------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     780,680 and 792,000 issued and outstanding at December 31, 1999 and                       18,679               18,962
     1998, respectively
   Stock purchase warrants                                                                          9                    9
   Common stock, $0.01 par value, 100,000,000 shares authorized and 30,868,630
     and 31,207,457 issued and outstanding at December 31, 1999 and 1998,                         309                  313
     respectively
   Additional paid-in capital                                                                 307,861              328,705
   Accumulated (deficit) earnings                                                              (5,432)               1,612
   Deferred compensation - Restricted Stock Plan                                                 (378)                (260)
                                                                                   ---------------------------------------------
                                                                                              321,058              349,341
                                                                                   ---------------------------------------------
                                                                                      $       719,457         $    682,449
                                                                                   =============================================

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                      Consolidated Statements of Operations

                                                                                  Year ended December 31,
                                                                          1999               1998              1997
                                                                   -------------------------------------------------------
                                                                           (in thousands, except per share data)
Rental operations:
   Revenues:
      Base rents                                                      $   62,603         $   51,783          $  39,749
      Percentage rents                                                     1,164                886                755
      Property operating cost recoveries                                  16,183             14,829             12,726
      Other income                                                         2,499              3,168              1,710
                                                                   -------------------------------------------------------
                                                                          82,449             70,666             54,940
                                                                   -------------------------------------------------------
   Property operating costs:
      Common area maintenance                                              9,696              8,050              6,367
      Utilities                                                            2,807              2,577              2,387
      Real estate taxes                                                    8,140              7,035              5,621
      Insurance                                                            1,011              1,001                616
      Marketing                                                              574              1,054              1,294
      Other                                                                4,829              2,032                600
                                                                   -------------------------------------------------------
                                                                          27,057             21,749             16,885
   Depreciation and amortization                                          27,941             20,453             16,395
                                                                   -------------------------------------------------------
                                                                          54,998             42,202             33,280
                                                                   -------------------------------------------------------
                                                                          27,451             28,464             21,660
                                                                   -------------------------------------------------------
Other expenses:
   General and administrative                                              6,317              5,066              4,404
   Interest, net                                                          16,801             19,772             16,436
   Loss on sale of real estate                                             3,810                512                  -
   Abandoned transaction costs                                             3,883                  -              1,250
   E-commerce start-up costs                                               2,847                  -                  -
   Equity in losses of unconsolidated entities                               915                  -                  -
                                                                   -------------------------------------------------------
                                                                          34,573             25,350             22,090
                                                                   -------------------------------------------------------

(Loss) income before minority interest and extraordinary item             (7,122)             3,114              (430)
   Minority interest                                                          78                (86)                 -
                                                                   -------------------------------------------------------
(Loss) income before extraordinary item                                   (7,044)             3,028              (430)
   Extraordinary loss on early extinguishment of debt                          -                  -                986
                                                                   -------------------------------------------------------
Net (loss) income                                                     $   (7,044)        $    3,028          $ (1,416)
                                                                   =======================================================

(Loss) income before extraordinary item                               $   (7,044)        $    3,028          $  (430)
   Preferred stock dividends                                              (1,089)                 -                  -
                                                                   -------------------------------------------------------
(Loss) income before extraordinary item applicable to common
stockholders                                                              (8,133)             3,028              (430)
   Extraordinary loss on early extinguishment of debt                          -                  -                986
                                                                   -------------------------------------------------------
Net (loss) income applicable to common stockholders                   $   (8,133)        $    3,028          $ (1,416)
                                                                   =======================================================

Basic (loss) income per common share:
   (Loss) income before extraordinary item applicable to common       $    (0.26)        $     0.16          $  (0.04)
   stockholders
   Extraordinary item                                                          -                  -             (0.08)
                                                                   -------------------------------------------------------
Net (loss) income applicable to common stockholders                   $    (0.26)        $     0.16          $  (0.12)
                                                                   =======================================================
Weighted average number of  common shares outstanding                     30,847             18,693             11,824
                                                                   =======================================================

Diluted (loss) income per common share:
   (Loss) income before extraordinary item applicable to common       $    (0.26)        $     0.14         $    (0.04)
   stockholders
   Extraordinary item                                                          -                  -              (0.08)
                                                                   -------------------------------------------------------
   Net (loss) income applicable to common stockholders                $    (0.26)        $     0.14         $    (0.12)
                                                                   =======================================================
Weighted average number of diluted shares outstanding                     30,847             21,878             11,824
                                                                   =======================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997
                      (in thousands except per share data)


                                                                                                               Additional
                                                                Convertible  Stock Purchase                     Paid in
                                                              Preferred Stock   Warrants      Common Stock      Capital
                                                             -------------------------------------------------------------
Balance at December 31, 1996                                 $  19,162       $       9       $      121      $    147,346
   Issuance of 7,300 shares of directors stock                       -               -               -                 45
   Issuance of 384,852 shares of restricted stock                    -               -               3              2,600
   Compensation under stock plans                                    -               -               -                  -
   Cancellation of 180,000 shares of restricted stock                -               -              (2)           (1,641)
   Exchange of 390,884 shares of restricted stock for
   options to repurchase restricted stock                            -               -              (3)           (2,641)
   Repurchase of 17,353 shares common stock                          -               -               -              (377)
   Net loss                                                          -               -               -                  -
                                                             -------------------------------------------------------------
Balance at December 31, 1997                                    19,162               9              119           145,332
   Issuance of 17,360 employee stock purchase plan shares            -               -               -                 83
   Issuance of 35,339 shares of restricted stock                     -               -               1                275
   Issuance of 21,052,631 shares of common stock at $9.50
   per share, net of expenses                                        -               -              211           195,179
   Repurchase of 1,755,093 shares of common stock                    -               -             (18)          (12,297)
   Exercise of 7,000 stock options                                   -               -               -                 39
   Cancellation of 13,184 shares of restricted stock                 -               -               -              (106)
   Compensation under stock plans                                    -               -               -                  -
   Conversion of 8,000 shares of preferred stock into             (200)              -               -                200
   22,222 common shares
   Net income                                                        -               -               -                  -
                                                             -------------------------------------------------------------
Balance at December 31, 1998                                    18,962               9              313           328,705
   Issuance of 15,968 employee stock purchase plan shares            -               -               -                 88
   Issuance of 64,389 shares of restricted stock                     -               -               -                415
   Repurchase of 493,200 shares of common stock                      -               -              (5)           (2,962)
   Expenses related to sale of common stock to Lazard                -               -               -              (299)
   Cancellation of 13,891 shares of restricted stock                 -               -               -               (89)
   Compensation under stock plans                                    -               -               -                  -
   Conversion of 11,320 shares of preferred stock into            (283)              -               1                282
   31,444 common shares
   Repurchase of restricted stock                                    -               -               -                (8)
   Adjustment to value of minority interest in Operating             -               -               -              (736)
   Partnership
   Preferred stock dividends ($.50 per share)                        -               -               -            (1,089)
   Common stock dividends ($.50 per share)                           -               -               -           (16,436)
   Net loss                                                          -               -               -                  -
                                                             -------------------------------------------------------------
Balance at December 31, 1999                                 $  18,679       $       9       $      309      $    307,861
                                                             =============================================================


                                                                                  Deferred
                                                                 Accumulated    Compensation
                                                                  (Deficit)      Restricted
                                                                   Earnings      Stock Plan         Total
                                                             --------------------------------------------------
Balance at December 31, 1996                                   $        -      $    (2,046)    $  164,592
   Issuance of 7,300 shares of directors stock                          -                -             45
   Issuance of 384,852 shares of restricted stock                       -           (2,603)             -
   Compensation under stock plans                                       -              493            493
   Cancellation of 180,000 shares of restricted stock                   -            1,643              -
   Exchange of 390,884 shares of restricted stock for
   options to repurchase restricted stock                               -            2,234           (410)
   Repurchase of 17,353 shares common stock                             -                -           (377)
   Net loss                                                        (1,416)               -         (1,416)
                                                             --------------------------------------------------
Balance at December 31, 1997                                       (1,416)            (279)       162,927
   Issuance of 17,360 employee stock purchase plan shares               -                -             83
   Issuance of 35,339 shares of restricted stock                        -             (276)             -
   Issuance of 21,052,631 shares of common stock at $9.50
   per share, net of expenses                                           -                -        195,390
   Repurchase of 1,755,093 shares of common stock                       -                -        (12,315)
   Exercise of 7,000 stock options                                      -                -             39
   Cancellation of 13,184 shares of restricted stock                    -              106              -
   Compensation under stock plans                                       -              189            189
   Conversion of 8,000 shares of preferred stock into                   -                -              -
   22,222 common shares
   Net income                                                       3,028                -          3,028
                                                             --------------------------------------------------
Balance at December 31, 1998                                        1,612             (260)       349,341
   Issuance of 15,968 employee stock purchase plan shares               -                -             88
   Issuance of 64,389 shares of restricted stock                        -             (415)             -
   Repurchase of 493,200 shares of common stock                         -                -         (2,967)
   Expenses related to sale of common stock to Lazard                   -                -           (299)
   Cancellation of 13,891 shares of restricted stock                    -               89              -
   Compensation under stock plans                                       -              200            200
   Conversion of 11,320 shares of preferred stock into                  -                -              -
   31,444 common shares
   Repurchase of restricted stock                                       -                8              -
   Adjustment to value of minority interest in Operating                -                -           (736)
   Partnership
   Preferred stock dividends ($.50 per share)                           -                -         (1,089)
   Common stock dividends ($.50 per share)                              -                -        (16,436)
   Net loss                                                        (7,044)               -         (7,044)
                                                             --------------------------------------------------
Balance at December 31, 1999                                   $   (5,432)     $      (378)    $  321,058
                                                             ==================================================


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               KONOVER PROPERTY TRUST, INC.
                                           Consolidated Statements of Cash Flows

                                                                                       Year ended December 31,
                                                                               1999              1998             1997
                                                                         ----------------------------------------------------
                                                                                           (in thousands)
   Cash flows from operating activities:
       Net (loss) income                                                   $    (7,044)    $       3,028    $      (1,416)
       Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Amortization of debt premium                                          (913)                -                -
            Minority interest in Operating Partnership                             (78)               86                -
            Depreciation and amortization                                       27,941            20,453           16,395
            Loss on sale of real estate                                          3,810               512                 -
            Abandoned transaction costs                                          3,883                 -             1,250
            Extraordinary loss on early extinguishment of debt                       -                 -              986
            Amortization of deferred financing costs                             2,144               820            1,562
            Net changes in:
               Tenant and other receivables                                         48            (2,855)          (1,303)
               Deferred charges and other assets                                (1,441)           (2,747)            (540)
               Accounts payable and other liabilities                            5,432              (757)          (4,651)
                                                                         ----------------------------------------------------
            Net cash provided by operating activities                           33,782            18,540           12,283
                                                                         ----------------------------------------------------

   Cash flows from investing activities:
       Investment in income-producing properties                               (68,564)          (13,705)         (14,362)
       Net proceeds from sale of real estate                                     4,900             7,967                -
       Acquisition of income-producing properties, net                         (71,532)          (19,824)         (32,421)
       Investment in and advances to unconsolidated entities                       127           (41,887)          (4,283)
       Advances under notes receivable, net                                      8,414            (3,241)         (10,458)
       Change in restricted cash                                                (2,582)             (303)            (727)
                                                                         ----------------------------------------------------
            Net cash used in investing activities                             (129,237)          (70,993)         (62,251)
                                                                         ----------------------------------------------------

   Cash flows from financing activities:
       Proceeds from debt on income properties                                   58,148            82,721          135,856
       Repayment of debt on income properties                                    (4,070)         (142,466)               -
       Deferred financing charges                                                (1,271)           (1,221)          (1,947)
       Other debt repayments                                                       (232)             (482)         (86,516)
       Net proceeds from sale of common stock to Lazard                            (299)          195,390                -
       Exercise of stock options                                                     -                 39                -
       Issuances of shares under employee stock purchase plan                        88                83                -
       Repurchase of common stock                                                (2,967)          (12,315)            (360)
       Distributions to stockholders                                            (18,080)                -                -
       Other                                                                         -                  -               28
                                                                         ----------------------------------------------------
            Net cash provided by financing activities                            31,317           121,749           47,061
                                                                         ----------------------------------------------------

   Net (decrease) increase in cash and cash equivalents                         (64,138)           69,296           (2,907)
   Cash and cash equivalents at beginning of year                                72,302             3,006            5,913
                                                                         ----------------------------------------------------
   Cash and cash equivalents at end of year                                $      8,164    $       72,302   $        3,006
                                                                         ====================================================

   Supplemental disclosures of cash flow information
         Cash paid during the year for interest (net of interest
         capitalized of $1,509 in 1999, $987 in 1998 and $1,525 in         $     25,374    $       19,884   $       14,505
         1997)
                                                                         ====================================================

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1999
                     (All square footage numbers unaudited)


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

     Over the past five years, the Company has grown from an owner of retail shopping centers with an aggregate square footage of 4.2 million to an owner of approximately 9.5 million square feet.

     On December 31, 1999, the Company-owned and consolidated properties consisted of:

1. 38 community shopping centers in nine states aggregating approximately 4,981,000 square feet;

2. 10 outlet centers in nine states aggregating approximately 2,263,000 square feet;

3. 16 Vanity Fair (VF) anchored centers in 12 states aggregating approximately 1,424,000 square feet;

4. one center with approximately 25,000 square feet that is held for sale, two centers under redevelopment aggregating approximately 411,000 square feet, one center under development with approximately 415,000 square feet; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

The weighted-average square feet of gross leasable area for owned and consolidated properties were 9.0 million square feet for the year ended December 31, 1999 and 7.4 million square feet for the same period in 1998.

     On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership, (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 96% interest as of December 31, 1999. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

      The Company has formed two taxable subsidiaries, Sunset KPT Investment, Inc. (formerly Wakefield Investment, Inc.) and truefinds.com, Inc. (formerly kpt.com, Inc.) under the laws of Delaware. These taxable subsidiaries have the ability to conduct e-commerce business, develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially all of the voting common stock is held by certain officers of the Company. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and the Operating Partnership. Additionally, the accounts of Mount Pleasant KPT, LLC have been included as of and for the year ended December 31, 1999. All significant intercompany balances have been eliminated in consolidation.

     Properties which are owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

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

2.    Significant Accounting Policies

Income-Producing Properties

     Income-producing properties are recorded at cost less accumulated depreciation. Included in such costs are acquisition, development, construction and tenant improvement expenditures, interest incurred during construction, certain capitalized improvements and replacements and certain allocated overhead. Allocated overhead is computed primarily on the basis of time spent by certain departments in various operations and represents costs of the development department which meet the definition of "indirect costs" in Statement of Financial Accounting Standards (SFAS) No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects."

     Leasing charges, including tenant construction allowances and direct costs incurred by the Company to obtain a lease, are deferred and amortized over the related leases or terms appropriate to the expenditure.

     Depreciation is provided utilizing the straight-line method over the estimated useful life of up to 39 years for buildings and improvements, and 5 to 15 years for land improvements. In 1999, depreciation and amortization expense includes a fourth quarter charge of $2.4 million in connection with a change in use and redevelopment of a center.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

     Substantially all of the income-producing properties have been pledged to secure the Company's debt.

     Properties under development include costs related to new development and expansions in process totaling approximately $65.9 million and $7.4 million at December 31, 1999 and 1998, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and to complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges the consolidated statements of operations for the costs of unsuccessful development projects.

     In accordance with the SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", if events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated nondiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

Properties Held for Sale

     As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management plans to evaluate all properties on a regular basis in accordance with its strategy for growth and in the future may identify other properties for disposition or may decide to defer the pending disposition of the asset now held for sale. Assets held for sale are valued at the lower of carrying value or fair value less selling costs. On December 31, 1999, the Company sold a property it was holding for sale and on April 30, 1998, the Company sold a property it was holding for sale. The Company continues to operate the remaining property held for sale as of December 31, 1999 and is actively marketing this property.

     The net carrying value of assets currently being marketed for sale at December 31, 1999 and 1998 are $0.6 million and $5.9 million, respectively. There is no debt on the remaining held-for-sale property at December 31, 1999.

     The following summary financial information pertains to the properties held for sale for the year ended December 31 (in thousands):

                                             1999          1998         1997
                                         ---------     ---------    ----------
Revenues                                 $     431     $     409    $    1,100
Net loss after operating and interest    $    (380)    $    (920)   $   (1,100)
expenses

Abandoned Transaction Costs

      The Company defers certain due diligence and other related costs in connection with the possible acquisition of income-producing properties, developments and venture projects. The Company evaluates the realization of the costs on an ongoing basis. Upon determining that the Company is not going to proceed with the transaction, the Company charges these costs to abandoned transaction costs in the accompanying consolidated statements of operations. The Company recorded $3.9 million of abandoned transaction costs in 1999. Fourth quarter charges of $3.7 million of abandoned transaction costs include $1.4 million of costs related to the evaluation and negotiation associated with the sale of a group of assets into a joint venture, $1.3 million related to a terminated community shopping center portfolio acquisition and $1 million of abandoned development and acquisition costs.

Interest Costs

     Interest costs are capitalized to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $1.5 million, $1.0 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of interest income on cash and escrow deposit balances and amortization of debt premium.

Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

     In connection with the sale of a $95 million securitized debt offering in 1995, the lender required a holdback of a portion of the loan proceeds to fund certain environmental and engineering work and to make certain lease related payments that may be required in connection with the renewal or termination of certain leases. In addition to the original loan proceeds holdbacks, the net proceeds of $2.8 million on the sale of a property held for sale in 1999 were placed into a restricted escrow due to certain loan covenants. Such holdbacks and additional restricted amounts were approximately $8.6 and $6.1 million at December 31, 1999 and 1998, respectively.

Revenue Recognition

     The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in tenant and other receivables in the accompanying balance sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales that are recognized as earned throughout the year. In addition, certain leases provide for additional rents based on a percentage of sales volume above a specified breakpoint, which are recognized as percentage rents. Also, most leases provide for the reimbursement of real estate taxes, insurance, advertising, utilities and certain common area maintenance (CAM) costs, which are recognized as property operating cost recoveries. The property operating cost recoveries are reflected on the accrual basis. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, insurance and CAM costs, the Company has allocated a portion of base rents to property operating cost recoveries. Amounts allocated to property operating cost recoveries from base rent were $1.6 million, $4.1 million and $3.8 million in 1999, 1998 and 1997, respectively.

     The Company's principal financial instruments subject to potential concentration of credit risk are tenant account receivables that are unsecured. Although the tenants are primarily in the retail industry, the properties are geographically diverse. The Company provides an allowance for estimated uncollectible amounts.

(Loss)/Income Per Common Share

     The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings per share is calculated by dividing the income available to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares").

     For the year ended December 31, 1998, the denominator for diluted earnings per share is calculated as follows, (in thousands):

Denominator for basic weighted-average shares outstanding                           18,693
    Effect of dilutive securities:
        Preferred stock                                                              2,222
        Employee stock option                                                           33
        Restricted stock                                                               328
        Operating partnership units                                                    602
                                                                              -------------
        Dilutive potential shares                                                    3,185
                                                                              -------------
Denominator-adjusted-weighted average shares and assumed conversions                21,878
                                                                              =============

     For the years ended December 31, 1999 and 1997, basic and diluted earnings per share are computed based on a weighted-average number of shares outstanding of 30,847,000 and 11,824,000, respectively. Potential common shares have been excluded from diluted earnings per share for 1999 and 1997 because their inclusion would be antidilutive.

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

Reclassifications

     Certain amounts from prior years were reclassified to conform with current year presentation. These reclassifications had no effect on net (loss) income or stockholders' equity as previously reported.

Accounting Change

     In 1998, the Company changed from a 31.5-year to a 39-year life for building depreciation. The change conforms to predominant industry practice and matches book to tax depreciation. The change has been applied to all current buildings using a half-year convention and on a prospective basis to assets acquired after December 31, 1998. The effect of this change for 1998 was to increase net income by $0.6 million and earnings per share by $0.03.

Recent Accounting Pronouncements

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and all other non-owner changes in equity during a period. All changes in the Company's equity relate to owners. Therefore, comprehensive income equals net income for all periods presented.

     In June, 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company beginning January 1, 2001. At December 31, 1999, the Company is not party to any derivative instruments or hedging activities.

3.    Investment in and Advances to Unconsolidated Entities

      A summary of the Company's investments in and advances to unconsolidated entities at December 31, 1999 and 1998, is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                     December 31,
Entity                                          Location         Ownership         1999        1998
------------------------------------------ -------------------- ------------- ---------------------------
Community Center Ventures:                                                          (in thousands)
Atlantic Realty LLC (2 community centers)  North Carolina           50%       $   2,440     $   2,008
Park Place KPT LLC                         Morrisville, NC          50%           6,245         5,947
Falls Pointe KPT LLC                       Raleigh, NC              50%           7,059         5,726
Mount Pleasant KPT LLC                     Mount Pleasant, SC       50%               -        19,553

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.                                         85%           9,888        11,795
truefinds.com, Inc.                                                 95%             511             -
                                                                              ------------- -------------

                                                                              $  26,143     $  45,029
                                                                              ============= =============

      Due to the attainment of certain operational milestones during 1999, the Company is deemed to have control of the Mount Pleasant KPT LLC venture. Accordingly, Mount Pleasant KPT LLC is consolidated in the accompanying consolidated financial statements for 1999. In the third quarter of 1999, Sunset KPT Investments, Inc., (formerly Wakefield Investments, Inc.), sold its interest in Wakefield Commercial LLC for approximately $9.2 million resulting in a gain of $1 million which is a component of the Company's equity in losses of unconsolidated entities. Distributions from Sunset KPT Investments, Inc. in 1999 to the Company totaled $1.4 million. On November 10, 1999, the Company sold an additional 10% in Sunset KPT Investment, Inc. to certain officers of the Company. The Company's e-commerce business operations commenced in the fourth quarter of 1999 resulting in start-up costs of $2.8 million, primarily consisting of web-site development and consulting costs, included in the accompanying consolidated statement of operations. Effective December 31, 1999, the e-commerce business and related capitalizable costs were transferred to truefinds.com, Inc. (a taxable subsidiary) for an equity interest and a note receivable.

     The acquisition and development of the venture properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such transactions will be consummated. All debt incurred by unconsolidated ventures is secured by their respective properties as well as various guarantees of the Company and by the Company's respective venture partners.

     Summary unaudited financial information of ventures accounted for using the equity method is as follows (in thousands):

                                                                       December 31,
         Balance Sheets                                          1999                 1998
                                                         -------------------- --------------------
         Assets:
             Investment properties at cost, net               $  40,931            $  53,732
             Cash and cash equivalents                              687                  142
             Other assets                                         4,997                3,465
                                                         -------------------- --------------------
         Total Assets                                         $  46,615            $  57,339
                                                         ==================== ====================

         Liabilities and Venture's Equity:
             Mortgages and other notes payable                $  18,411            $  11,633
             Notes payable and other payables to Konover         15,802               12,891
             Accounts payable and other liabilities               1,639                  581
                                                         -------------------- --------------------
             Total liabilities                                   35,852               25,105
             Venture's equity                                    10,763               32,234
                                                         -------------------- --------------------
         Total liabilities and venture's equity               $  46,615            $  57,339
                                                         ==================== ====================
             Total Revenue                                    $   2,100            $       -
                                                         ==================== ====================
             Total Net Loss                                   $ (2,885)            $       -
                                                         ==================== ====================

4.   Deferred Charges and Other Assets

     Deferred charges and other assets as of December 31, net of accumulated amortization of $9,798 and $6,376 at December 31, 1999 and 1998, respectively, are summarized as follows (in thousands):

                                                 1999                 1998
                                         -------------------------------------------
     Deferred financing costs, net          $    5,214           $    6,312
     Furniture,  fixtures and equipment,         3,197                2,604
          Nett
     Intangible lease rights, net                2,111                2,472
     Prepaid expenses                              773                  676
     Other assets, net                             902                  558
                                         -------------------------------------------
                                            $   12,197           $   12,622
                                         ===========================================

     Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

     During 1993, as part of the Company's initial public offering, the Company acquired a favorable lease agreement for land and buildings, which has been capitalized as an intangible asset. This asset is being amortized over the remaining life of the lease. The carrying value of the intangible asset, approximating $2.1 and $2.5 million at December 31, 1999 and 1998, respectively, is reviewed if the facts and circumstances suggest that it may be impaired. If such a review indicates that the carrying amount of the asset may not be recoverable, the Company will reduce the carrying value by the amount of the impairment.

5.   Debt on Income Properties

     Debt on income properties consists of the following at December 31 (in thousands):

                                                                                                 1999             1998
                                                                                           -----------------------------------
Mortgage notes secured by 17 properties with monthly payments ranging from $2 to
     $13, interest rates ranging from 7.37% to 10.13 %. Unpaid principal and
     accrued interest due from October 2001 to July 2018.                                  $   111,286       $   108,708
$150,000 revolving credit facility, interest at a rate of LIBOR  plus 2.25% (8.08% at
     December 31, 1999) unpaid principal and interest due May, 2000 (a) (b)                     54,260            31,439
$75,000 credit facility, monthly principal payments range from approximately $19 to $146
     with entire balance due March, 2013 and effective interest rate of 7.73% (b)               66,544            66,929
Class A Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $140 to $173 determined using various parameters plus weighted average
     monthly interest payments at 7.51%.  Unpaid principal and accrued interest due June,       51,106            52,882
     2002 (c)
Class B Mortgage Notes - monthly interest payments at 7.87% with entire balance due June,       20,000            20,000
     2002 (c)
Class C Mortgage Notes - monthly interest payments at 8.40% with entire balance due June,       17,000            17,000
     2002 (c)
Construction loans on development properties and expansions, interest at a rate of LIBOR
     plus 1.5% (7.33% at December 31, 1999)                                                     34,933                 -
                                                                                           -----------------------------------
                                                                                               355,129           296,958
Unamortized premium on $75,000 credit facility                                                   6,912             7,825
                                                                                           -----------------------------------
                                                                                             $ 362,041         $ 304,783
                                                                                           ===================================

(a) The Company obtained a $150 million credit facility in February 1997. The credit facility is secured by five of the Company's centers plus an assignment of excess cash flow from the properties held by KPT REMIC Loan LLC. The credit facility expires on May 17, 2000. This credit facility contains financial covenants relating to debt to total asset value and net operating income to debt service coverage. All financial convenants were satisfactorily met for the year ended December 31, 1999. The Company is in the process of refinancing this credit facility on a long-term basis and believes such refinancing will be completed by May 17, 2000.

(b) On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility secured by 11 properties previously securing the $150 million revolving credit facility. The proceeds from this securitization were used to pay down certain outstanding amounts on the $150 million facility.

(c) In 1995, the Company closed a $95 million rated debt securitization (the "Mortgage Notes"). The monthly principal payments for the securitization range from approximately from $19 to $146 with the entire balance due June, 2002. The total offering of $95 million consisted of $58 million of Class A Mortgage Notes rated "AA"; $20 million of Class B Mortgage Notes rated "A"; and $17 million of Class C Mortgage Notes rated "BBB". The Mortgage Notes are secured by a cross-collateralized mortgage, which originally covered 18 centers owned by KPT REMIC Loan LLC. Mortgage Notes are subject to Optional Redemption (as defined) in whole or in part on any payment date beginning on June 1, 1998. Any Optional Redemption occurring on or prior to December 1, 2001 is subject to the payment of a yield maintenance premium. In December 1998, the Company completed a substitution and recollateralization of the securitization, which was then secured by 24 properties. One of these properties was sold in 1999 (see
      Note 12).

      The Company has a $2.5 million line of credit with a financial institution. The line of credit is secured by one of the Company's income-producing properties and has an interest rate of prime plus 1/2%. There were no outstanding borrowings on this line of credit at December 31, 1999 or 1998.

      Combined aggregate principal maturities of debt on income properties are as follows (in thousands):

        2000                                    $   64,829
        2001                                        36,763
        2002                                        91,714
        2003                                        11,156
        2004                                         2,427
        Thereafter                                 148,240
                                              -----------------
                                                $  355,129
                                              =================

     The Company estimates that the fair value of debt on income properties approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999.

6.    Leases

     The Company leases certain signage and equipment under capital lease agreements which expire 2000 through 2004. Amortization of assets acquired through capital leases is included with depreciation and amortization expense in the accompanying statements of operations. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $0.9 million, $0.7 million and $0.2 million, respectively.

     Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 1999, are as follows (in thousands):

                                                     Capital           Operating
                                                     Leases              Leases
                                               ---------------------------------------
    2000                                            $     300           $     811
    2001                                                  251                 790
    2002                                                  177                 554
    2003                                                   53                 185
    2004                                                   16                 185
    Thereafter                                              -                 843
                                               ---------------------------------------
                                                          797           $   3,368
                                                                   ===================
    Less amount representing interest                      99
                                               --------------------
    Present value of minimum lease payments         $     698
                                               ====================

7.    Stockholders' Equity

     Distributions paid on Preferred Stock and Common Stock were $0.50 per share for the year ended December 31, 1999. No distributions were paid in 1998 or 1997.

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid (unaudited):

                                        1999
                                   -------------
       Per Share:
          Ordinary income           $  0.16

          Return of capital
                                       0.34
                                   -------------
             Total                  $  0.50
                                   =============

     The Company's tax returns for the year ended December 31, 1999, have not been filed, and the taxability information for 1999 is based upon the best available data. The Company's tax returns have not been examined by the Internal Revenue Service, and therefore the taxability of distributions is subject to change.

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

     Pursuant to a Contingent Value Rights Agreement with PSR, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

8.    Minority Interest

     Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with acquisitions of properties and one non-wholly owned consolidated venture. In connection with the acquisition of properties for the years ended 1999 and 1998, the Company issued 175,232 and 1,064,344 units, respectively. The limited partnership interests outstanding as of December 31, 1999 have the same economic characteristics as would 1,239,576 common shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of common shares of the Company.

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

     Holders of the Exchangeable Notes, subject to certain conditions, were required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes (800,000 shares of Series A Preferred), upon stockholder approval of necessary amendments to the Company's Certificate of Incorporation and authorization of the Series A Preferred. Each share of Series A Preferred is convertible into shares of the Company's Common Stock at a conversion price of $9 per share at the option of the holder.

     Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred. $1.1 million of dividends were paid to holders of the Series A Preferred Stock during 1999. No dividends were accrued or paid in 1998 or 1997.

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

     On both July 22, 1999 and August 24, 1999, 5,660 shares of the Company's Series A Preferred were exchanged by the holders into 15,722 shares of common stock. On November 23, 1998, 8,000 shares of the Company's Series A Preferred were exchanged by the holders into 22,222 shares of common stock.

10.  Stock Option and Compensation Plans

Employee Stock Incentive Plan

     The Company has established a stock option plan which provides for the issuance of 2,800,000 shares through the grant of qualified and nonqualified options to officers and employees at exercise prices not less than market value on the date of grant. Generally, options vest proportionately over a period of four to five years from the date of grant and are exercisable for 10 years from the date of grant. Since 1997, the Company has allowed Executive Management to exchange vested incentive options for stock purchase rights. The stock purchase rights are exercisable for a period of 15 years from the date of vesting. The stock purchase rights have no voting rights, but are entitled to receive a dividend equivalent to any cash dividends paid to common stockholders.

     A summary of changes in outstanding options and stock purchase rights is as follows:

                                                       1999                       1998                     1997
                                             -------------------------- ------------------------- -----------------------
                                                Shares     Avg. Price     Shares     Avg. Price    Shares    Avg. Price
                                             ------------- ------------ ----------- ------------- ---------- ------------
      Balance, beginning of year                886,250    $    8.81       743,250  $     9.29    1,047,500  $   15.01
         Options granted, at market           1,525,000         9.50       150,000        7.63      645,000       5.78
         Cancelled                                    -            -            -            -    (949,250)      13.43
         Exercised                              (1,043)         5.63       (7,000)        5.63            -          -
                                             ------------- ------------ ----------- ------------- ---------- ------------
      Balance, end of year                    2,410,207    $    9.25       886,250  $     8.81      743,250  $    9.29
                                             ============= ============ =========== ============= ========== ============

      Exercisable, end of year                  822,707    $   10.25       331,400  $    13.07      281,800  $   13.14
                                             ============= ============ =========== ============= ========== ============
      Weighted Average Fair Value of
         Options Granted During the Year                   $    0.36                $     2.19               $    1.66
                                             ============= ============ =========== ============= ========== ============

     At December 31, 1999, 1,040,000 stock purchase rights are eligible for a dividend equivalent.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                             Options Outstanding                     Options
                                                                                                   Exercisable
                                              --------------------------------------------- --------------------
                                                                       Weighted Average
                                                                           Remaining
                                                                      Contractual Life in
                         Exercise Prices             Shares                 Years                   Shares
                    ------------------------- -------------------- ------------------------ --------------------
                          $    23.00                123,250                 3.41                    123,250
                          $    21.50                 18,000                 5.00                     18,000
                          $    9.50               1,525,000                 9.50                    305,000
                          $    7.88                  50,000                 7.66                     25,000
                          $    7.50                 150,000                 8.36                     75,000
                          $    5.63                 543,957                 7.25                    276,457
                                              --------------------                          --------------------
                                                  2,410,207                                         822,707
                                              ====================                          ====================

     The fair value of each option granted in 1999, 1998 and 1997 is estimated using the Black-Scholes option pricing model with the following assumptions:

                                                   1999                 1998                 1997
                                           -------------------- -------------------- --------------------
             Dividend yield                         7.14%                0.00%                 0.00%
             Expected volatility                    10.4%               10.40%                10.40%
             Risk-free interest rate                6.11%                6.80%                 6.80%
             Expected life in years                  10                    4                    5

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

                                                                      1999           1998            1997
        -------------------------------------------------------- -------------- --------------- ---------------
        Restricted shares outstanding at January 1                    95,669        79,207          42,592
        Number of restricted shares awarded                           64,389         35,339        444,852
        Number of restricted shares exchanged for
          options to repurchase restricted stock                           -             -       (390,884)
        Restricted shares repurchased or cancelled                  (18,875)      (18,877)        (17,353)
        Restricted shares outstanding at December 31                 141,183        95,669          79,207
                                                                 ============== =============== ===============
        Annual expense, net                                      $   200,000    $  189,000      $  493,000
                                                                 ============== =============== ===============
        Award date - average fair value per share                $      6.01    $     8.10      $     6.62

     Since 1997, the Company has allowed executive management to exchange restricted stock previously issued for the right to repurchase such shares. Holders of these repurchase rights have no voting rights, but are entitled to receive a dividend equivalent to any cash dividends paid to common stockholders. Recipients of the repurchase rights may exercise their rights at any time from the date the restricted stock subject to the repurchase right becomes vested to 15 years from the date of vesting. The exercise price is generally 10% of the fair market value of the restricted stock subject to the repurchase right determined on the date of grant of the repurchase right. There is no effect on the amount of compensation to be recorded as a result of the exchange as the effective value of the restricted stock granted is the same as the value of the discounted repurchase right.

     Repurchase rights and annual expense information is as follows:

                                                                      1999           1998            1997
        -------------------------------------------------------- -------------- --------------- ---------------
        Repurchase rights outstanding at January 1                   693,597       390,884               -
        Number of repurchase rights awarded                           578,958        302,713             -
        Number of restricted shares converted to repurchase                -             -         390,884
            rights
                                                                 -------------- --------------- ---------------
        Repurchase rights outstanding at December 31               1,272,555       693,597         390,884
                                                                 ============== =============== ===============
        Exercisable, end of year                                     242,983       144,695               -
        Annual expense, net                                      $ 1,779,000    $1,230,000       $       -
        Award date - average fair value per share                $      6.11    $     7.72       $       -

Employee Stock Purchase Plan

     During 1997, the Company adopted an Employee Stock Purchase Plan (ESPP) to provide all full-time employees an opportunity to purchase shares of its common stock through payroll deductions over a six-month subscription period. A total of 50,000 shares are available for purchase under this plan. The purchase price is equal to 85% of the fair market value on either the first or last day of the subscription period, whichever is lower. Stock issuances in connection with this plan are as follows:

                                                   1999                             1998                           1997
                                  ------------------------------ ------------------------------ ----------------------------------
                                            Subscription period              Subscription period            Subscription period
                                  ------------------ --------------- --------------- -------------- -------------- ---------------
                                     January 1 -        July 1 -       January 1 -      July 1 -     January 1 -      July 1 -
                                       June 30       December 31 (1)     June 30      December 31      June 30     December 31 (1)
                                                                                          (1)
                                  ------------------ --------------- --------------- -------------- -------------- ---------------
     Number shares                       5,138            10,446            7,899         10,830         -0-            6,530
     Price per share                     $5.79             $4.68            $6.59          $6.00         -0-            $5.21

(1) These shares were issued by the Company in the subsequent year.

Pro Forma Information

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion No. 25 and related

Interpretations in accounting for its stock option, restricted stock, and employee stock purchase plan. Had the Company elected to recognize compensation cost for these plans based on the fair value of each grant, as prescribed by SFAS No. 123, net (loss) income and net (loss) income per share would have changed by the pro forma amounts indicated in the table below (in thousands, except per share data):

                                                          1999                 1998                   1997
                                                  --------------------- --------------------- ---------------------
                                                  Reported   Proforma   Reported   Proforma   Reported  Proforma
                                                  ---------- ---------- ---------- ---------- --------- -----------
     Net (loss) income applicable to
       common stockholders                        $ (8,133)  $ (8,242)  $   3,028  $   3,077  $ (1,416)  $  (2,481)
     Net (loss) income applicable to
       common stockholders per share - basic      $  (0.26)  $  (0.27)  $    0.16  $    0.16  $  (0.12)  $   (0.21)
     Net (loss) income applicable to
       common stockholders per share - diluted    $  (0.26)  $  (0.27)  $    0.14  $    0.14  $  (0.12) $    (0.21)

Other Plans

     The Company offers the Konover Property Trust, Inc. 401(k) and Profit Sharing Plan (the "Plan"), a tax-qualified defined contribution plan to its employees. The Plan covers substantially all employees of the Company who have attained 21 years of age and completed at least one year of service. Eligible employees may elect to contribute 1% to 15% of their compensation to the Plan. The Company may elect to match a certain percentage of each employee's contribution and may also elect to make a profit-sharing contribution. For the years ended December 31, 1999, 1998 and 1997, the Company contributed approximately $213,000, $137,000 and $103,000, respectively, as a matching contribution and there was no profit sharing contribution made by the Company.

11.  Tenant Lease Agreements

     The Company is the lessor of retail stores under operating leases with initial terms that expire from 2000 to 2020. Many leases are renewable for five years at the lessee's option. Expected future minimum rental revenue to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 1999, are as follows (in thousands):

        2000                                   $     65,974
        2001                                         55,893
        2002                                         46,925
        2003                                         37,942
        2004                                         29,566
        Thereafter                                  147,149
                                           --------------------
                                               $    383,449
                                           ====================

     For the years ended December 31, 1999, 1998 and 1997 rental revenue from a single major tenant, VF Corporation, comprised approximately 7.3%, 7.7% and 11.0%, respectively, of total rental revenue.

12.  Acquisitions and Disposals

      In 1999, the Company acquired 10 individual community shopping centers aggregating 1.1 million square feet for a total purchase price of $75.7 million consisting of $71.5 million in cash and $4.2 million in debt assumption.

      In December 1999, the Company sold two centers for $4.9 million, net of closing costs of $0.5 million, resulting in a loss of $3 million. One of these properties was previously held for sale. In addition, the Company recorded a $0.6 million adjustment to the net carrying value of the remaining property held for sale in December 1999. These transactions are reported in loss on sale of real estate in the accompanying consolidated statement of operations in 1999. The Company incurred additional costs of $0.2 million related to the sale of a property in 1998.

     On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company acquired nine of the Konover community shopping centers for a total purchase price of $85.4 million, consisting of $55.2 million in debt assumption, $26.8 million in cash and 369,000 Operating Partnership Units, valued at $9.50 per share. For financial reporting purposes, the nine Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no significant conditions outstanding. All of the acquired properties are held directly or indirectly, by KPT Properties, L.P. Of the original eleven community centers, the remaining two will continue to be managed by the Company, but will not be acquired.

     On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell and John N. Kane, ("Rodwell/Kane"). The acquired centers encompass approximately 950,000 square feet. The aggregate purchase price for the acquired shopping centers was $57.1 million, consisting of the assumption of $44.3 million of fixed-rate indebtedness, the payment of $3.5 million in cash and the issuance of 974,347 limited partnership Units of the Operating Partnership. Of the purchase price, 292,447 Units and $0.8 million in cash will be issued or paid on a delayed or contingent basis. At December 31, 1999, 175,232 of the contingent units had been issued. The contingencies include the attainment of certain property performance thresholds and the sale, lease or development of certain outparcels. The purchase price for the acquisition was determined as a result of arms-length negotiation between the Company and the sellers, with the Units being valued at $9.50 per share. The ninth and final center covered by the Rodwell/Kane acquisition agreement will be managed by the Company and is expected to be acquired in the year 2000.

     In March 1997, the Company purchased five community shopping centers ("North Hills") located in the Raleigh, North Carolina area for $32.4 million from an unrelated third party. The centers total approximately 606,000 square feet and feature anchor tenants such as Winn-Dixie, Food Lion, Inc., K-Mart Corporation and Eckerd Drug. The acquisition was funded from the Company's line of credit facility.

13.   Proforma Information (Unaudited)

     Pro forma results of operations for the years ended December 31, 1998 and 1997 are set forth below and assume the Konover, Rodwell/Kane and North Hills acquisitions discussed in Note 12 had been completed as of January 1, 1997. The pro forma condensed statements of operations are not necessarily indicative of actual results of operations of the Company assuming such transactions had been completed as of the beginning of the period, nor do they purport to represent results of operations of future periods (in thousands, except for per share data).

                                                                          Adjustment
                                                    Actual      ---------------- ----------------    Pro forma
                                                     1998           Konover        Rodwell/Kane         1998
                                                --------------- ---------------- ---------------- ----------------
Revenues                                         $    70,666      $    2,537       $    1,580       $   74,783
Property operating costs                              21,749             600              302           22,651
Depreciation and amortization                         20,453             438              305           21,196
General and administrative                             5,066              80               10            5,156
Interest                                              19,772           1,155              666           21,593
Loss on sale of real estate                              512               -                -              512
                                                --------------- ---------------- ---------------- ----------------
Income before extraordinary item and
minority interest                                $     3,114      $      264       $      297       $    3,675
                                                =============== ================ ================ ================
Income before extraordinary item per common
share                                            $      0.16      $     0.01       $     0.02       $     0.20
                                                =============== ================ ================ ================
Diluted income before extraordinary item per
common share                                    $       0.14      $     0.01       $     0.01       $     0.17
                                                =============== ================ ================ ================

                                                                             Adjustment
                                                  Actual      ----------------------------------------------------     Proforma
                                                   1997            Konover        Rodwell/Kane      North Hills          1997
                                             ---------------- ----------------- ---------------- ----------------- ----------------
Revenues                                      $   54,940        $   9,833         $   6,939        $   1,293         $  73,005
Property operating costs                          16,885            2,489             1,189              336            20,899
Depreciation and amortization                     16,395            1,752             1,465              202            19,814
General and administrative                         4,404              320               200               25             4,949
Interest                                          16,436            4,619             3,500              626            25,181
Abandoned transaction costs                        1,250                -                 -                -             1,250
                                             ---------------- ----------------- ---------------- ----------------- ----------------
(Loss) income before extraordinary item       $    (430)        $     653         $     585        $     104         $     912
                                             ================ ================= ================ ================= ================
(Loss) income before extraordinary item per
common share                                  $   (0.09)        $    0.06         $    0.05        $    0.01         $    0.07
                                             ================ ================= ================ ================= ================
Diluted (loss) income before extraordinary
item per common share                         $   (0.09)        $    0.05         $    0.04        $    0.01         $    0.06
                                             ================ ================= ================ ================= ================


On June 11, 1999, a lawsuit was filed claiming that the Company is liable for a finders fee in the amount of $2 million to $4 million related to the 1998 Stock
Purchase Agreement between PSR, Lazard, and the Company. The Company is defending the claims vigorously. Addiitonally, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business. Management does not expect the resolution of these matters to have a signigicant impact on the Company's financial position or results of operations. However, the ultimate resolution of these claims is not reasonably estimable.



     The Company is also a party to certain other legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business. Management does not expect the resolution of these matters to have a significant impact on the Company's financial position or results of operations.

15.  Related-Party Transactions

      In 1998, the Company entered into an agreement with Konover to take over the management and leasing of certain properties. In consideration of the assignment of the management and leasing agreements to the Company, the Company agreed to pay $1.1 million in 1999, $1.4 million in 2000 and $1.3 million in 2001. At December 31, 1999, the unpaid amount of $2.7 million is reported in accounts payable and other liabilities in the accompanying consolidated balance sheet. The chairman of the Board of Directors of the Company is an affiliate of Konover.

      In December 1997, the Company loaned $8.5 million to Davie Plaza Limited Partnership, a Florida limited partnership of which Simon Konover, Chairman of the Board of the Company is a 49% owner. The loan is secured by a first mortgage position on a 299,778 s.f. retail shopping center located in Davie, Florida. In 1999, the Company received a full repayment of this note receivable.

16. Reportable Segments

     As a result of certain changes in the Company's internal reporting of operating properties in 1999, management determined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", it has four reportable segments: community centers, outlet centers, VF anchored centers, and centers held for sale/redevelopment/development (HRD). The outlet segment includes properties which generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF anchored segment includes properties that have less than $1.5 million in total revenue, generate 20% of their revenue from VF and have less than 150,000 square feet. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

 (All data in thousands and excludes straight line rent)

                                        Community     Outlet
                                         Centers      Centers     VF Centers      HRD (1)      All others       Total
                                       ------------ ------------ ------------- -------------- ------------- --------------
                   1999:
                   NOI                 $  26,239    $  21,889    $  5,476      $  3,216       $     123     $   56,943
                   Total Assets        $ 298,065    $ 210,477    $ 45,862      $ 91,067       $  73,986     $  719,457

                   1998:
                   NOI                 $  19,984    $  23,862    $  5,584      $    965       $   (966)     $   49,429
                   Total Assets        $ 224,601    $ 204,340    $ 51,279      $ 62,367       $ 139,862     $  682,449

                   1997:
                   NOI                 $   6,525    $  24,113    $  6,067      $  1,871       $ (1,140)     $   37,436
                   Total Assets        $  62,936    $ 218,127    $ 53,211      $ 30,395       $  38,957     $  403,626

                   (1) Includes Mount Pleasant KPT LLC, which is consolidated in 1999.

17.  Quarterly Information (Unaudited)

     Selected quarterly financial data for the four quarters in 1999 and 1998 is as follows (in thousands, except per share data)

                                                                                   Quarter ended
                                                        --------------------------------------------------------------------
                                                           March 31        June 30       September 30       December 31
                                                        --------------------------------------------------------------------
1999:
    Total revenue                                         $  19,163      $  21,153        $    20,779        $    21,354
                                                        ====================================================================


    Net income (loss) applicable
       to common stockholders                             $   2,281      $   2,277        $     2,240        $   (14,931)
                                                        ====================================================================

    Basic earnings (loss) per common share:
      Net income (loss) applicable to common              $    0.07      $    0.07        $      0.07        $    (0.49)
      stockholders
                                                        ====================================================================

    Diluted earnings (loss) per common share:
      Net income (loss) applicable to common              $    0.07      $    0.07        $      0.07        $    (0.49)
      stockholders
                                                        ====================================================================

1998:
    Total revenue                                         $  14,206      $  18,665        $    18,642        $    19,153
                                                        ====================================================================

    Net (loss) income applicable
       to common shareholders                             $   (101)      $    (778)       $       197        $     3,710
                                                        ====================================================================

    Basic earnings (loss) per common share:
      Net (loss) income applicable to common              $  (0.01)      $   (0.05)       $      0.01        $     0.12
      stockholders
                                                        ====================================================================

    Diluted earnings (loss) per common share:
      Net (loss) income before extraordinary item         $  (0.01)      $   (0.05)       $      0.01        $     0.11
                                                        ====================================================================

                          Konover Property Trust, Inc.
            Schedule III -- Real Estate and Accumulated Depreciation
                              At December 31, 1999


                                                                                  Cost Capitalized
                                                 Initial Cost to Company       Subsequent to Acquisition             Sale Of
                          ----------------------------------------------------------------------------------------------------------
                                                                 Bldg. And                   Bldg. And          Land     Bldg. And
     Property                  Encumbrances        Land          Imprvmts.       Land        Imprvmts.                   Imprvmts.
------------------------------------------------------------------------------------------------------------------------------------
Arcadia, LA                      1,889,242        404,864        1,856,173        3,492       1,563,369     (209,716)
Boaz, AL                         3,227,460         34,998           42,004        4,232       1,390,745
Bolling Creek, VA                1,467,343        261,971        1,484,505        5,464          30,962
Branson, MO                     11,034,576      5,702,365       24,600,479       34,600         816,053
Braves Village, SC               3,307,878        693,398        3,928,356                            -
Brookneal, VA                    1,067,008        221,968        1,257,819        5,802          32,876
Casa Grande, AZ                          -      2,220,397       10,557,446                      390,153     (858,207)   (4,909,789)
Celebration, NC                  5,585,860      1,436,628        8,140,890        4,582          43,344
Conway, NH                               -        324,652        2,277,122                      116,768
Conway, SC                       3,128,764        708,784        4,030,308        7,582          30,462
Corsicana, TX                      700,525        336,335        1,533,169            -          61,413
Crossroads at Mandarin, FL       2,908,691        689,016        3,904,424                            -
Crossville, TN                   4,996,574        519,239        2,415,619       11,389       4,200,614     (149,542)
Danville, VA                     2,199,157        465,505        2,642,090        6,019          52,033
Dare Center, NC                  1,979,337         51,215        5,034,374                            -
Draper, UT                       5,762,516        718,188        4,294,019       56,513       4,401,529
Dukes Plaza, VA                  4,038,696      1,013,411        5,750,521                       99,597
Durham Festival, NC              6,524,119      1,296,071        7,697,319       93,188         243,137
Eastgate Plaza, FL               8,779,918      1,578,177        8,947,744                            -
Eastgate, NC                             -        688,256        3,153,235     (416,226)          5,604
Food Lion Plaza, VA              1,041,631        314,504        1,947,925       23,959          54,988
Gateway, NC                      5,461,113        816,566        3,246,925        8,628       4,608,932
Georgetown, KY                   7,647,833        937,490        6,510,116            -          59,508
Graceville, FL                   2,273,403        556,765        2,544,654            -         231,068
Grove Park, SC                   4,375,572        857,300        4,858,036                            -
Hanson, KY                         799,529        308,876        1,408,641                       26,605      (61,421)
Hempstead, TX                    1,498,756        375,487        1,711,282      (99,997)         20,000
Hollywood Festival, FL           4,525,440        843,578        5,040,436       65,015         214,347
Iowa, LA                         3,415,391        627,061        2,860,591     (470,942)      2,853,789     (156,119)      (34,194)
Keysville, VA                    1,464,895        321,001        1,819,008        6,600          37,399
Kittery, ME                      1,311,559        355,080        2,485,826                      118,941
Lake George, NY                  1,890,485        975,466        4,441,445                      328,568
Lake Park, GA                    2,300,580      1,128,056        4,801,250                       39,827
Lake Point Centre, FL           10,985,562      2,196,485       13,013,873      160,124         403,703
Lake Washington, FL                             1,468,320        8,320,483                       12,535
LaMarque, TX                     3,592,722      4,066,414       11,864,248            -          63,018     (199,075)
Las Vegas, NV                    5,406,394      7,158,719       18,761,605                      175,639
Lebanon, MO                      1,911,231        403,915        1,889,710            -          70,086
Lenoir Festival, NC              4,331,421      1,175,381        6,963,471       86,933         224,252
Livingston, TX                     839,761        354,381        1,615,979            -          41,962
MacGregor, NC                    7,946,453      1,428,513        7,694,110       15,847         204,783
Merchants Festival, GA                   -      2,525,209       14,309,516                            -
Mesa, AZ                         4,382,981      1,399,858        7,060,705      524,004       3,441,750                 (1,421,115)
Mineral Wells, TX                  858,892        315,944        1,441,675                       17,822
Mobile Festival, AL             19,528,002      4,520,765       27,128,125      332,647       1,000,299
Nashville, TN                   19,684,261      5,947,579       10,078,170    1,330,263       5,058,719
Nebraska City, NE                1,790,431        400,684        1,813,050       16,225       1,779,153
North Bend, WA                  11,894,104      8,428,229       12,052,296       41,432      13,801,641
Northridge, NC                   9,706,090      1,428,493        8,872,975       14,775         183,821
Oakland Park, FL                 2,424,904        823,112        4,934,822       60,923         156,982
Patriots Plaza, SC                       -      1,326,300        7,515,700                        7,570
Robertson Corners, SC            2,399,400        595,711        3,375,694                            -
Shoreside, NC                    5,651,148      1,050,653        5,953,703        9,645          54,651
Smithfield, NC                  30,454,611         77,667        9,064,651    1,428,125      18,020,802
South Cobb, FL                           -         74,406          473,390        7,303          24,069
Square One, FL                   9,251,374      1,692,011       10,043,077      128,288         326,038
Stanton Square, NC               2,097,250      1,401,330        7,994,573       14,225         127,454
Story City, IA                   2,218,193        601,802        2,737,481       22,653       2,059,157
Sulphur Springs, TX                      -        512,898        2,326,326          131         153,955     (513,029)   (2,480,281)
Tower, NC                        2,909,320        659,677        4,459,411        7,087          92,083
Towne Square, VA                14,924,484      2,951,412       15,374,453     (227,826)         55,316
Tri-Cities, TN                           -        353,983        5,648,812      656,818          26,479
Tucson, AZ                       1,201,693        772,231        3,572,837       20,215         156,036
Tupelo, MS                       3,544,037        430,765        1,956,158       11,484       1,328,874
Union City, TN                     950,778        296,580        1,343,859        2,983         111,557     (157,649)
University Mall, VA              7,069,492      1,232,027        6,398,674      (99,285)         52,121
Vacaville, CA                   28,157,693     30,008,142       49,464,506            -       1,002,073
Waverly Place, NC               10,525,364      1,944,220       11,017,247       15,013          96,396
West Frankfort, IL                 632,476        471,041        2,130,358            -          12,134     (137,327)
------------------------------------------------------------------------------------------------------------------------------------

                               333,874,373    118,277,525      455,889,474     3,929,932      72,415,561   (2,442,085)   (8,845,379)


                            Adjustment to Net Realizable      Gross Amount at Which
                                      Value                 Carried at Close of Period
                            -----------------------------------------------------------
                                           Bldg. And                      Bldg. And                      Accumulated      Date of
     Property                  Land        Imprvmts.         Land         Imprvmts.          Total      Depreciation   Construction
------------------------------------------------------------------------------------------------------------------------------------
Arcadia, LA                                                  198,640       3,419,542       3,618,182       837,873
Boaz, AL                                                      39,230       1,432,749       1,471,979       375,390
Bolling Creek, VA                                            267,435       1,515,467       1,782,902        68,956
Branson, MO                                                5,736,965      25,416,532      31,153,497     3,836,567          1995
Braves Village, SC                                           693,398       3,928,356       4,621,754       145,548
Brookneal, VA                                                227,770       1,290,695       1,518,465        58,644
Casa Grande, AZ            (1,362,190)    (6,037,810)              -               -               -             -
Celebration, NC                                            1,441,210       8,184,234       9,625,444       351,802
Conway, NH                   (151,997)    (1,636,087)        172,655         757,803         930,458       319,458
Conway, SC                                                   716,366       4,060,770       4,777,136       164,127
Corsicana, TX                                                336,335       1,594,582       1,930,917       335,623
Crossroads at Mandarin, FL                                   689,016       3,904,424       4,593,440       145,398
Crossville, TN                                               381,086       6,616,233       6,997,319     1,353,845
Danville, VA                                                 471,524       2,694,123       3,165,647       142,466
Dare Center, NC                                               51,215       5,034,374       5,085,589       182,992
Draper, UT                                                   774,701       8,695,548       9,470,249     1,983,974
Dukes Plaza, VA                                            1,013,411       5,850,118       6,863,529       237,583
Durham Festival, NC                                        1,389,259       7,940,456       9,329,715       355,068
Eastgate Plaza, FL                                         1,578,177       8,947,744      10,525,921       333,458
Eastgate, NC                                                 272,030       3,158,839       3,430,869       272,908
Food Lion Plaza, VA                                          338,463       2,002,913       2,341,376        91,136
Gateway, NC                                                  825,194       7,855,857       8,681,051       463,978
Georgetown, KY                                               937,490       6,569,624       7,507,114     1,928,545
Graceville, FL                                               556,765       2,775,722       3,332,487       562,900
Grove Park, SC                                               857,300       4,858,036       5,715,336       161,393
Hanson, KY                                                   247,455       1,435,246       1,682,701       287,602
Hempstead, TX                                                275,490       1,731,282       2,006,772       353,492
Hollywood Festival, FL                                       908,593       5,254,783       6,163,376       234,763
Iowa, LA                                                           -       5,680,186       5,680,186     1,162,296
Keysville, VA                                                327,601       1,856,407       2,184,008        84,481
Kittery, ME                                                  355,080       2,604,767       2,959,847       457,293
Lake George, NY                                              975,466       4,770,013       5,745,479       769,312
Lake Park, GA                                              1,128,056       4,841,077       5,969,133     2,273,528
Lake Point Centre, FL                                      2,356,609      13,417,576      15,774,185       598,672
Lake Washington, FL                                        1,468,320       8,333,018       9,801,338       103,537
LaMarque, TX                                               3,867,339      11,927,266      15,794,605     2,450,549
Las Vegas, NV                                              7,158,719      18,937,244      26,095,963     6,302,703
Lebanon, MO                                                  403,915       1,959,796       2,363,711       403,115
Lenoir Festival, NC                                        1,262,314       7,187,723       8,450,037       320,632
Livingston, TX                                               354,381       1,657,941       2,012,322       338,452
MacGregor, NC                                              1,444,360       7,898,893       9,343,253       699,530
Merchants Festival, GA                                     2,525,209      14,309,516      16,834,725        59,474
Mesa, AZ                                                   1,923,862       9,081,340      11,005,202     2,147,034
Mineral Wells, TX                                            315,944       1,459,497       1,775,441       300,547
Mobile Festival, AL                                        4,853,412      28,128,424      32,981,836     1,261,146
Nashville, TN                                              7,277,842      15,136,889      22,414,731     3,604,909
Nebraska City, NE                                            416,909       3,592,203       4,009,112       788,464
North Bend, WA                                             8,469,661      25,853,937      34,323,598     5,465,959
Northridge, NC                                             1,443,268       9,056,796      10,500,064       792,751
Oakland Park, FL                                             884,035       5,091,804       5,975,839       227,075
Patriots Plaza, SC                                         1,326,300       7,523,270       8,849,570       124,742
Robertson Corners, SC                                        595,711       3,375,694       3,971,405       168,237
Shoreside, NC                                              1,060,298       6,008,354       7,068,652       274,292
Smithfield, NC                                             1,505,792      27,085,453      28,591,245     5,681,951
South Cobb, FL                                                81,709         497,459         579,168        23,279
Square One, FL                                             1,820,299      10,369,115      12,189,414       462,407
Stanton Square, NC                                         1,415,555       8,122,027       9,537,582       370,555
Story City, IA                                               624,455       4,796,638       5,421,093     1,005,997
Sulphur Springs, TX                                                -               -               -             -
Tower, NC                                                    666,764       4,551,494       5,218,258       387,696
Towne Square, VA                                           2,723,586      15,429,769      18,153,355       709,632
Tri-Cities, TN                                             1,010,801       5,675,291       6,686,092     1,870,933
Tucson, AZ                                                   792,446       3,728,873       4,521,319       775,742
Tupelo, MS                                                   442,249       3,285,032       3,727,281       667,759
Union City, TN                                               141,914       1,455,416       1,597,330       295,027
University Mall, VA                                        1,132,742       6,450,795       7,583,537       298,826
Vacaville, CA                                             30,008,142      50,466,579      80,474,721    10,395,059
Waverly Place, NC                                          1,959,233      11,113,643      13,072,876       308,926
West Frankfort, IL                                           333,714       2,142,492       2,476,206       433,681
------------------------------------------------------------------------------------------------------------------------------------
                                                                  -               -               -
                           (1,514,187)    (7,673,897)    118,251,185     511,785,759     630,036,944    70,451,689



                                             Life on which
                                             Deperciation
                               Date         in latest Income
     Property                Acquired     Statement if Computed
-------------------------------------------------------------------------
Arcadia, LA                   1993                 5-39 yrs.
Boaz, AL                      1993                 5-39 yrs.
Bolling Creek, VA             1998                 5-39 yrs.
Branson, MO                                        5-39 yrs.
Braves Village, SC            1999                 5-39 yrs.
Brookneal, VA                 1998                 5-39 yrs.
Casa Grande, AZ               1994                 5-39 yrs.
Celebration, NC               1998                 5-39 yrs.
Conway, NH                    1993                 5-39 yrs.
Conway, SC                    1998                 5-39 yrs.
Corsicana, TX                 1993                 5-39 yrs.
Crossroads at Mandarin, FL    1999                 5-39 yrs.
Crossville, TN                1993                 5-39 yrs.
Danville, VA                  1998                 5-39 yrs.
Dare Center, NC               1999                 5-39 yrs.
Draper, UT                    1993                 5-39 yrs.
Dukes Plaza, VA               1999                 5-39 yrs.
Durham Festival, NC           1998                 5-39 yrs.
Eastgate Plaza, FL            1999                 5-39 yrs.
Eastgate, NC                  1997                 5-39 yrs.
Food Lion Plaza, VA           1998                 5-39 yrs.
Gateway, NC                   1997                 5-39 yrs.
Georgetown, KY                1993                 5-39 yrs.
Graceville, FL                1993                 5-39 yrs.
Grove Park, SC                1999                 5-39 yrs.
Hanson, KY                    1993                 5-39 yrs.
Hempstead, TX                 1993                 5-39 yrs.
Hollywood Festival, FL        1998                 5-39 yrs.
Iowa, LA                      1993                 5-39 yrs.
Keysville, VA                 1998                 5-39 yrs.
Kittery, ME                   1993                 5-39 yrs.
Lake George, NY               1993                 5-39 yrs.
Lake Park, GA                 1993                 5-39 yrs.
Lake Point Centre, FL         1998                 5-39 yrs.
Lake Washington, FL           1999                 5-39 yrs.
LaMarque, TX                  1994                 5-39 yrs.
Las Vegas, NV                 1993                 5-39 yrs.
Lebanon, MO                   1993                 5-39 yrs.
Lenoir Festival, NC           1998                 5-39 yrs.
Livingston, TX                1993                 5-39 yrs.
MacGregor, NC                 1997                 5-39 yrs.
Merchants Festival, GA        1999                 5-39 yrs.
Mesa, AZ                      1993                 5-39 yrs.
Mineral Wells, TX             1993                 5-39 yrs.
sMobile Festival, AL           1998                 5-39 yrs.
Nashville, TN                 1993                 5-39 yrs.
Nebraska City, NE             1993                 5-39 yrs.
North Bend, WA                1993                 5-39 yrs.
Northridge, NC                1997                 5-39 yrs.
Oakland Park, FL              1998                 5-39 yrs.
Patriots Plaza, SC            1999                 5-39 yrs.
Robertson Corners, SC         1999                 5-39 yrs.
Shoreside, NC                 1998                 5-39 yrs.
Smithfield, NC                1993                 5-39 yrs.
South Cobb, FL                1998                 5-39 yrs.
Square One, FL                1998                 5-39 yrs.
Stanton Square, NC            1998                 5-39 yrs.
Story City, IA                1993                 5-39 yrs.
Sulphur Springs, TX           1993                 5-39 yrs.
Tower, NC                     1997                 5-39 yrs.
Towne Square, VA              1998                 5-39 yrs.
Tri-Cities, TN                1993                 5-39 yrs.
Tucson, AZ                    1993                 5-39 yrs.
Tupelo, MS                    1993                 5-39 yrs.
Union City, TN                1993                 5-39 yrs.
University Mall, VA           1998                 5-39 yrs.
Vacaville, CA                 1993                 5-39 yrs.
Waverly Place, NC             1998                 5-39 yrs.
West Frankfort, IL            1993                 5-39 yrs.
                             1998                 5-39 yrs.
-------------------------------------------------------------------------

(1) Buildings and improvements are depreciated based on a 15-39.5 year life. Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 to 10 years.
(2) Aggregate cost of the real estate property for federal income tax purposes is approximately $527,133,553


                          KONOVER PROPERTY TRUST, INC.
       Schedule III--Real Estate and Accumulated Depreciation (continued)


The changes in total real estate for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999                 1998                1997
                                            ===================================================
Balance, beginning of period                552,663,047         380,798,184         345,890,739
Developed or acquired properties             85,768,668         168,287,524          30,619,827
Improvements                                    954,619          14,526,918           6,550,712
Adjustment to net realizable value             (588,084)                  -                   -
Sales                                        (8,761,306)        (10,949,579)         (2,263,094)
                                            ---------------------------------------------------
Balance end of period                       630,036,944         552,663,047         380,798,184
                                            ===================================================


The changes in accumulated depreciation fo the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                1999                 1998                1997
                                            ===================================================
Balance, beginning of period                 55,970,612          42,099,057          31,198,623
Developed or acquired properties              1,662,362           2,629,203           7,561,802
Improvements                                 15,040,255          12,152,989           3,684,308
Sales                                        (2,221,540)           (910,637)           (345,676)
                                            ---------------------------------------------------
Balance, end of period                       70,451,689          55,970,612          42,099,057
                                            ===================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Konover Property Trust, Inc.

We have audited the accompanying statements of net assets available for plan benefits of Konover Property Trust, Inc.'s Non-Qualified Employee Stock Purchase Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for plan benefits for each of the two years in the period ended December 31, 1999 and for the period from inception (July 1, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Konover Property Trust, Inc.'s Non-Qualified Employee Stock Purchase Plan at December 31, 1999 and 1998, and the changes in net assets available for plan benefits for each of the two years in the period ended December 31, 1999 and for the period from inception (July 1, 1997) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen, LLP




Raleigh, North Carolina
March 24, 2000

                          KONOVER PROPERTY TRUST, INC.

                   NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS



                                                                            AT DECEMBER 31,
                                                                     1999                     1998
                                                            ------------------------ ------------------------
Receivable from Konover Property Trust, Inc.                     $       49,608           $       65,657
                                                            ======================== ========================
Net assets available for plan benefits                           $       49,608           $       65,657
                                                            ======================== ========================

                 The accompanying notes to financial statements
                    Are an integral part of these statements

                          KONOVER PROPERTY TRUST, INC.

                   NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                      YEARS ENDED DECEMBER 31,                FROM INCEPTION
                                                                     1999                  1998                    1997
                                                             --------------------- ---------------------- ------------------------
Employee contributions                                            $       90,870        $      117,371            $34,081
Deductions:
         Purchases of Common Stock                                        94,729                86,050                          -
         Withdrawals                                                      12,190                 (255)                          -
                                                             --------------------- ---------------------- ------------------------
                                                                         106,919                85,795                          -
                                                             --------------------- ---------------------- ------------------------

Net (decrease) increase                                                 (16,049)                31,576            34,081
Net assets available for Plan benefits at beginning of
period                                                                   65,657                 34,081                          -
                                                             ---------------------  ---------------------- ------------------------

Net assets available for Plan benefits at end of period      $           49,608         $       65,657           $ 34,081
                                                             ===================== ====================== ========================
Shares of Common Stock purchased during year                             16,046                 14,429                          -
                                                             ===================== ====================== ========================


                 The accompanying notes to financial statements
                    Are an integral part of these statements

                          KONOVER PROPERTY TRUST, INC.

                   NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



1.       BASIS OF PRESENTATION

The accompanying financial statements of the Konover Property Trust, Inc. Non-Qualified Employee Stock Purchase Plan (the Plan) have been prepared on the accrual basis.

2.       PLAN DESCRIPTION AND SUMMARY OF SIGNIFICANT PLAN PROVISIONS

The Board of Directors of Konover Property Trust, Inc. (the "Company") adopted the Plan on May 29, 1997. The Plan became effective as of July 1, 1997. The maximum number of shares available under the Plan is 50,000 subject to certain adjustments, as defined.

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

Contributions to the Plan are maintained by the Company in a non-interest bearing account until such time as the participant exercises the option to purchase shares of Common Stock from his or her available contributions or withdraws from the account. Employee contributions, which represent all net Plan assets, are considered general assets of the Company and may be subject to the claims of creditors.

The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and is not qualified under Section 401 (a) of the Internal Revenue Code of 1986, as amended which relates to qualification of certain pension, profit-sharing and stock bonus plans.

All costs to administer the Plan are paid by the Company.

3.       SUBSEQUENT EVENT

On January 10, 2000 10,446 shares of common stock of the Company were purchased by the Plan and such shares were transferred to an independent broker that holds the shares in the name of the respective employees.