Form 10-Q
period 2000-03-31
KONOVER PROPERTY TRUST INC
filed 2000-05-11
CIK 899757

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission File Number 1-11998

                          KONOVER PROPERTY TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MARYLAND                                   56-1819372
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

           11000 Regency Parkway                      27511
                 Suite 300                          (ZIP CODE)
            Cary, North Carolina
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (919) 462-8787
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,131,814 shares of Common Stock, $0.01 par value, as of May 4, 2000.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.

ITEM 1.  Consolidated Financial Statements (Unaudited)..................   3

ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....  20


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................  21

ITEM 2.  Changes in Securities and Use of Proceeds......................  21

ITEM 3.  Defaults Upon Senior Securities................................  21

ITEM 4.  Submission of Matters to a Vote of Security Holders............  21

ITEM 5.  Other Information..............................................  21

ITEM 6.  Exhibits and Reports on Form 8-K...............................  21

                                     PART I

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGE NO.

Consolidated Balance Sheets as of March 31, 2000 and
  December 31, 1999.....................................................    4


Consolidated Statements of Operations for the three months
  ended March 31, 2000 and 1999.........................................    5


Consolidated Statement of Stockholders' Equity for the
  three months ended March 31, 2000.....................................    6


Consolidated Statements of Cash Flows for the three months
  ended March 31, 2000 and 1999.........................................    7


Notes to Consolidated Financial Statements..............................    8

                          KONOVER PROPERTY TRUST, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31, 2000  DECEMBER 31, 1999
                                                                                     (UNAUDITED)       (AUDITED)
                                                                                   --------------  -----------------
                                                                                           (IN THOUSANDS)
                   ASSETS
INCOME PRODUCING PROPERTIES:
   Land                                                                               $ 129,212       $ 119,360
   Buildings and improvements                                                           563,002         516,579
   Deferred leasing and other charges                                                    40,151          35,605
                                                                                      ---------       ---------
                                                                                        732,365         671,544
   Accumulated depreciation and amortization                                            (94,929)        (89,019)
                                                                                      ---------       ---------
                                                                                        637,436         582,525
   Properties under development                                                          13,318          65,924
   Properties held for sale                                                                 611             611

 OTHER ASSETS:
   Cash and cash equivalents                                                              5,604           8,164
   Restricted cash                                                                        9,149           8,634
   Tenant and other receivables, net allowance of $1,914 and $1,588 at March 31,
    2000 and December 31, 1999, respectively                                              7,846           9,974
   Deferred charges and other assets                                                     12,739          12,197
   Investment in and advances to unconsolidated entities                                 26,260          26,143
   Notes receivable                                                                       2,767           5,285
                                                                                      ---------       ---------
                                                                                      $ 715,730       $ 719,457
                                                                                      =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Debt on income properties                                                          $ 370,016       $ 362,041
   Capital lease obligations                                                                627             698
   Accounts payable and other liabilities                                                18,694          22,661
                                                                                      ---------       ---------
                                                                                        389,337         385,400

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                       10,683          12,999
                                                                                      ---------       ---------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680
         issued and outstanding at March 31, 2000 and December 31, 1999                  18,679          18,679
   Stock purchase warrants                                                                    9               9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,138,341 and
         30,868,630 issued and outstanding at March 31, 2000 and December 31,
         1999, respectively                                                                 311             309
   Additional paid-in capital                                                           305,574         307,871
   Accumulated deficit                                                                   (8,281)         (5,432)
   Deferred compensation - Restricted Stock Plan                                           (582)           (378)
                                                                                      ---------       ---------
                                                                                        315,710         321,058
                                                                                      ---------       ---------
                                                                                      $ 715,730       $ 719,457
                                                                                      =========       =========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2000           1999
                                                                     ---------       --------
RENTAL OPERATIONS:                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues:
        Base rents                                                    $ 17,032       $ 14,560
        Percentage rents                                                   139            161
        Property operating cost recoveries                               4,496          3,759
        Other income                                                       465            683
                                                                      --------       --------
                                                                        22,132         19,163
                                                                      --------       --------
    Property operating costs:
        Common area maintenance                                          2,658          2,088
        Utilities                                                          698            622
        Real estate taxes                                                2,239          1,928
        Insurance                                                          249            241
        Marketing                                                           38            154
        Other                                                            1,185            979
                                                                      --------       --------
                                                                         7,067          6,012
    Depreciation and amortization                                        6,974          5,570
                                                                      --------       --------
                                                                        14,041         11,582
                                                                      --------       --------
                                                                         8,091          7,581
                                                                      --------       --------
OTHER EXPENSES:
    General and administrative                                           1,598          1,435
    Interest, net                                                        6,331          3,308
                                                                      --------       --------
INCOME FROM OPERATIONS                                                     162          2,838
    Loss on sale of real estate                                            559             79
    Abandoned transaction costs                                             13            113
    Equity in losses of unconsolidated entities:
        E-commerce operations                                            2,432            -
        Real estate operations                                             293              3
                                                                      --------       --------
(LOSS) INCOME BEFORE MINORITY INTEREST                                  (3,135)         2,643
    Minority interest                                                      286            (87)
                                                                      --------       --------
NET (LOSS)INCOME                                                        (2,849)         2,556
    Preferred dividends                                                   (271)          (275)
                                                                      --------       --------
NET (LOSS)INCOME APPLICABLE TO COMMON SHAREHOLDERS                    $ (3,120)      $  2,281
                                                                      ========       ========

BASIC (LOSS)INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE        $  (0.10)      $   0.07
                                                                      ========       ========

WEIGHTED-AVERAGE NUMBER OF  COMMON SHARES OUTSTANDING                   30,516         31,119
                                                                      ========       ========

DILUTED (LOSS)INCOME APPLICABLE TO COMMON SHAREHOLDERS PER SHARE      $  (0.10)      $   0.07
                                                                      ========       ========

WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING                   30,516         34,646
                                                                      ========       ========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                               DEFERRED
                                                                                                            COMPENSATION
                                                     CONVERTIBLE   STOCK            ADDITIONAL                RESTRICTED
                                                      PREFERRED   PURCHASE  COMMON     PAID     ACCUMULATED     STOCK
                                                        STOCK     WARRANTS  STOCK   IN CAPITAL    DEFICIT       PLAN        TOTAL
                                                      ---------   --------  ------  ----------  -----------   ---------   ----------
  BALANCE AT DECEMBER 31, 1999                        $ 18,679      $  9     $ 309   $ 307,871   $ (5,432)     $ (378)    $ 321,058
   Issuance of 10,446 employee stock purchase plan
     shares                                                  -         -         -          49          -           -            49
   Issuance of 66,829 restricted shares                      -         -         -         347          -        (347)            -
   Repurchase of 1,701 restricted shares                     -         -         -         (9)          -           -            (9)
   Cancellation of 5,863 restricted shares                   -         -         -        (40)          -          40             -
   OP units converted into 200,000 common shares             -         -         2       1,898          -           -         1,900
   Expenses related to sale of common stock to Lazard
                                                             -         -         -        (37)          -           -           (37)
   Compensation under stock plans                            -         -         -           -          -         103           103
   Preferred stock dividends ($0.125 per share)              -         -         -       (271)          -           -          (271)
   Common stock dividends ($0.125 per share)                 -         -         -     (4,234)          -           -        (4,234)
   Net loss                                                  -         -         -           -     (2,849)          -        (2,849)
                                                      ---------     -----    ------  ----------  ---------     -------    ----------
  BALANCE AT MARCH 31, 2000                           $ 18,679      $  9     $ 311   $ 305,574   $ (8,281)     $ (582)    $ 315,710
                                                      =========     =====    ======  ==========  =========     =======    ==========


       The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                          KONOVER PROPERTY TRUST, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                       2000          1999
                                                                                    ----------    ----------
                                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                $ (2,849)      $  2,556
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Amortization of debt premium                                                     (130)          (522)
       Minority interest                                                                (286)            87
       Depreciation and amortization                                                   6,974          5,570
       Loss on sale of real estate                                                       559             79
       Abandoned transaction costs                                                        13            113
       Amortization of deferred financing costs                                          729            270
       E-commerce operations                                                           2,432            -
       Net changes in:
         Tenant and other receivables                                                  2,128          1,787
         Deferred charges and other assets                                              (622)        (1,576)
         Accounts payable and other liabilities                                       (4,613)        (1,246)
         Dividends payable                                                                (1)          (405)
                                                                                    --------       --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                     4,334          6,713
                                                                                    --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in income-producing properties                                          (8,742)       (14,993)
   Acquisition of income-producing properties, net                                       -          (26,207)
   Payments received on notes receivable, net                                          2,518          1,772
   Investment in and advances to unconsolidated entities                              (2,549)           859
   Change in restricted cash                                                            (515)           490
                                                                                    --------       --------
          NET CASH USED IN INVESTING ACTIVITIES                                       (9,288)       (38,079)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt on income properties                                             9,054            -
   Repayment of debt on income properties                                               (949)          (621)
   Expenses related to sale of common stock                                              (37)           -
   Deferred financing charges                                                         (1,007)          (836)
   Other debt repayments                                                                 (72)           (49)
   Issuance of shares under employee stock purchase plan                                  49             58
   Dividends paid                                                                     (4,635)        (4,107)
   Repurchase of common stock                                                             (9)        (2,518)
                                                                                    --------       --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          2,394         (8,073)
                                                                                    --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (2,560)       (39,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       8,164         72,302
                                                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  5,604       $ 32,863
                                                                                    ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                        $  7,833       $  5,690
                                                                                    ========       ========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

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

         On March 31, 2000, the Company-owned and consolidated properties consisted of:

1. 39 community shopping centers in nine states aggregating approximately 5,396,000 square feet;

2. 9 outlet centers in nine states aggregating approximately 1,977,000 square feet;

3. 16 Vanity Fair (VF) anchored centers in 12 states aggregating approximately 1,424,000 square feet;

4. one center with approximately 25,000 square feet, that is held for sale and three centers under redevelopment aggregating approximately 697,000 square feet; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers and which are being marketed for lease or sale.

         The weighted-average square feet of gross leasable area was 9.5 million square feet for the three months ended March 31, 2000 and 8.2 million square feet for the same period in 1999.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of March 31, 2000. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

         The Company has two taxable subsidiaries, Sunset KPT Investment, Inc. (formerly Wakefield Investment, Inc.) and truefinds.com, Inc. (formerly kpt.com, Inc.), formed under the laws of Delaware. These taxable subsidiaries have the ability to conduct e-commerce business, develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially all of the voting common stock is held by certain officers of the Company. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

BASIC AND DILUTED INCOME PER SHARE

         Basic earnings per share is calculated by dividing the income applicable to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares").

         For the three months ended March 31, 1999, the denominator for diluted income per share is calculated as follows, (in thousands):

                                                          MARCH 31,
                                                            1999
                                                          ---------
Denominator for weighted-average shares                     31,119
    Effect of dilutive securities:
         Preferred Stock                                     2,200
         Employee Stock Options                                 33
         Restricted Stock                                      248
         Operating Partnership Units                         1,046
                                                          --------
     Dilutive potential shares                               3,527
                                                          --------

Denominator - Adjusted - weighted-average shares and
     assumed conversions                                    34,646
                                                          ========

         For the three months ended March 31, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 30,516,337. Potential dilutive common shares have been excluded from diluted earnings per share for the three months ended March 31, 2000 because their inclusion would be antidilutive.

DIVIDENDS

         In March, 2000, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of March 20, 2000. The dividend and dividend equivalent totaling $4.6 million was paid on March 31, 2000.

COMPREHENSIVE INCOME

         Comprehensive income equals net income for all periods presented.

3.       ACQUISITIONS

         A summary of the Company's acquisition activity since 1997 follows (in thousands):

                                                                                                                    OP UNITS
                               STATE                                   PURCHASE                                    ($9.50 PER
                             LOCATION         DATE      SQUARE FEET      PRICE      DEBT ASSUMED        CASH         SHARE)
                         ----------------- ----------- ------------- ------------- --------------- --------------- -----------
1999
Merchant's Festival             GA          11/30/99          152    $    16,750             -     $   16,750
Lake Washington                 FL           9/17/99          119          9,700             -          9,700
Patriots Plaza                  SC            9/1/99          115          8,700             -          8,700
Grove Park                      SC           5/13/99           94          5,700             -          5,700             -
Crossroads at Mandarin          FL           4/14/99           72          4,500             -          4,500             -
Dare Center                     NC           3/31/99          113          5,000             -          5,000             -
Braves Village                  SC           3/31/99           60          4,500             -          4,500             -
Eastgate Plaza                  FL           3/30/99          182         10,400             -         10,400             -
Dukes Plaza                     VA            3/1/99          140          6,500         4,100          2,400             -
Robertson Corners               SC            1/6/99           48          3,900             -          3,900             -
                                           ----------- ------------- ------------- --------------- --------------- -----------

                   TOTAL                                    1,095         75,650         4,100         71,550             -



1998
Waverly Place                   NC           12/14/98          181        12,800       10,700           2,100            -
University Shoppes              SC            8/31/98           54         4,700        3,200           1,500            -
Konover (portfolio)       FL, NC, VA, AL       4/1/98        1,513        85,400       55,200          26,700          369
Kane (portfolio)              NC, VA          3/31/98          955        57,100       44,300           3,500         974 (1)
Market Square                   VA             1/7/98           56         3,100        2,300             800            -
                         ----------------- ----------- ------------- ------------- --------------- --------------- -----------
                   TOTAL                                     2,761       163,100      115,700          34,600        1,343

1997
North Hills (portfolio)         NC            3/31/97          606        32,300            -          32,300            -

                                                       ------------- ------------- --------------- --------------- -----------
                   TOTAL                                     4,462   $   271,050   $  119,800      $  138,450        1,343
                                                       ============= ============= =============== =============== ===========

         (1) Includes 292 units to be issued upon the completion of certain contingencies contained in the agreement. In 1999, certain of the contingencies were met, which resulted in the issuance of 175 of the 292 OP units. The remaining 117 OP units continue to be outstanding at March 31, 2000.

4.       INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED ENTITIES

         A summary of the Company's investments in and advances to unconsolidated entities at March 31, 2000 and December 31, 1999 is as follows (all investments in unconsolidated entities are accounted for under the equity method):


                                                                                  March 31,     December 31,
Entity                                         Location             Ownership        2000           1999
---------------------------------------------- ------------------- ------------- ------------- ---------------
Community Center Ventures:

Atlantic Realty LLC (2 community centers)      North Carolina          50%       $  2,530      $   2,440
Park Place KPT LLC                             Morrisville, NC         50%          6,347          6,245
Falls Pointe KPT LLC                           Raleigh, NC             50%          7,482          7,059

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.                                            85%         10,793          9,888
truefinds.com, Inc.                                                    95%           (892)(1)        511
                                                                                  --------      ---------

                                                                                 $ 26,260      $  26,143
                                                                                 =========     ==========

         (1) Net balance in truefinds.com, Inc. represents the pro-rata share of accumulated losses in excess of investments in and advances to truefinds.com, Inc.

         The development of the venture properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such development will be completed. All debt incurred by unconsolidated ventures is secured by their respective properties as well as various guarantees of the Company and by the Company's respective venture partners.

5.       REPORTABLE SEGMENTS

         Management has determined under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", that it has four reportable segments: community centers, outlet centers, VF anchored centers, and centers held for sale/redevelopment/development (HRD). The outlet segment includes properties which generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF anchored segment includes properties that have less than $1.5 million in total revenue, generate at least 20% of their revenue from VF and have less than 150,000 square feet. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

         (All data in thousands and excludes straight line rent)

                                      Community      Outlet         VF
                                      Centers (1)  Centers (2)    Centers    HRD (1)(2)  All others    Total
Three months ended March 31, 2000:
    NOI                               $   8,803    $    4,642   $     968   $     593    $      59   $   15,065
    Total Assets                      $ 358,482    $  190,265   $  45,071   $  54,034    $  67,878   $  715,730

Three months ended March 31, 1999:
    NOI                               $   6,115    $    5,349   $   1,354   $     431    $      45   $   13,294
    Total Assets                      $ 256,093    $  202,020   $  50,808   $  74,988    $  96,495   $  680,404

(1) Mount Pleasant was under development during 1999 and was placed in service in 2000. Accordingly, the NOI and total assets for Mount Pleasant are included in the HRD segment in 1999 and the community center segment in 2000.

(2) The Company's Nashville outlet center was included under the outlet segment for 1999. Due to current market conditions, the center is under redevelopment and therefore included in the HRD segment in 2000.

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

         Industry analysts generally consider Funds From Operations ("FFO") an appropriate measure of performance for an equity REIT. Beginning in 2000 the Company adapted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition FFO means net income before extraordinary items (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses on the sale of real estate plus real estate depreciation and amortization. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of its properties, which have historically been appreciating assets. All prior periods have been restated.

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


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------
                                                                              2000          1999
                                                                            --------       --------
       OPERATING DATA:
       Rental revenues                                                      $ 22,132       $ 19,163
       Property operating costs                                                7,067          6,012
                                                                            --------       --------
          Net operating income                                                15,065         13,151

       Depreciation and amortization                                           6,974          5,570
       General and administrative                                              1,598          1,435
       Interest, net                                                           6,331          3,308
       Loss on sale of real estate                                               559             79
       Abandoned transaction costs                                                13            113
       Equity in losses of unconsolidated entities:
          E-commerce operations                                                2,432            -
          Real estate operations                                                 293              3
                                                                            --------       --------
       (Loss) income before minority interest                                 (3,135)         2,643
       Minority interest                                                         286            (87)
                                                                            --------       --------
       Net (loss) income                                                    $ (2,849)      $  2,556
       Preferred stock dividends                                                (271)          (275)
                                                                            --------       --------
       (Loss) income applicable to common
    shareholders                                                            $ (3,120)      $  2,281
                                                                            ========       ========

       BASIC (LOSS) INCOME PER COMMON SHARE:
       Net (loss) income applicable to common
          shareholders per share                                            $  (0.10)      $   0.07
                                                                            ========       ========
       Weighted average common shares outstanding                             30,516         31,119
                                                                            ========       ========


   DILUTED (LOSS) INCOME PER COMMON SHARE:
   Net (loss) income applicable to common
      shareholders per share                                                $  (0.10)      $   0.07
                                                                            ========       ========
   Weighted average common shares outstanding
diluted                                                                       30,516         34,646
                                                                            ========       ========

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
 OTHER DATA:
 EBITDA:
 Net (loss) income                                                          $ (2,849)      $  2,556
   Adjustments:
        Interest, net                                                          6,331          3,308
        Depreciation and amortization                                          6,974          5,570
        Loss on sale of real estate                                              559             79
        Abandoned transaction costs                                               13            113
        Equity in losses of unconsolidated                                     2,725              3
 ventures
        Minority interest                                                       (286)            87
                                                                            ========       ========
                                                                            $ 13,467       $ 11,716
                                                                            ========       ========

  FUNDS FROM OPERATIONS:
  Net (loss) income                                                         $ (2,849)      $  2,556
  Adjustments:
       Real estate depreciation and amortization                               5,954          4,642
       Stock based compensation amortization                                     751            400
       Loss on sale of real estate                                               559             79
       E-commerce operations                                                   2,432            -
       Share of depreciation in unconsolidated
           ventures                                                              210             24
       Minority interest in Operating Partnership                                (82)            87
                                                                            --------       --------
                                                                            $  6,975       $  7,788
                                                                            ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED  (A)                              34,304         34,646
                                                                            ========       ========

FUNDS AVAILABLE FOR DISTRIBUTION/REINVESTMENT:
  Funds from Operations                                                     $  6,975       $  7,788
  Adjustments:
          Non-recurring administrative costs                            $        -         $   (379)
          Capitalized tenant allowances                                         (230)          (281)
          Capitalized leasing costs                                             (454)          (302)
          Recurring capital expenditures                                          (1)           (64)
                                                                            --------       --------
                                                                            $  6,290       $  6,762
                                                                            ========       ========
DIVIDENDS DECLARED ON QUARTERLY EARNINGS                                    $  4,635       $  4,512
                                                                            ========       ========
DIVIDENDS DECLARED ON QUARTERLY EARNINGS PER
SHARE                                                                       $  0.125       $  0.125
                                                                            ========       ========
CASH FLOWS:
  Cash flows provided by operating activities                               $  4,334       $  6,713
  Cash flows used in investing activities                                     (9,288)       (38,079)
  Cash flows provided by (used in) financing                                   2,394         (8,073)
activities
                                                                            --------       --------
  Net decrease in cash and cash equivalents                                 $ (2,560)      $(39,439)
                                                                            ========       ========

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share."

                                                             BALANCE AT MARCH 31,
                                                              2000           1999
                                                          -------------- -------------
       BALANCE SHEET DATA:
         Income-producing properties (before
             depreciation and amortization)               $  732,365     $  607,389
         Total assets                                        715,730        680,404
         Debt on income properties                           370,016        307,733
         Total liabilities                                   389,337        322,451
         Minority interest                                    10,683         12,852
         Total stockholders' equity                          315,710        345,101
       PORTFOLIO PROPERTY DATA:
         Total GLA (at end of period)                          9,519          8,692
         Weighted average GLA                                  9,519          8,247
         Number of properties (at end of period)                  68             64
         Occupancy (at end of period):
              Operating                                         92.4%          94.5%
              Held for sale/redevelopment/development           68.9%          46.8%


                                                          MARCH 31,
                                                      2000        1999
                                                     ------      ------
DENOMINATOR:
  Denominator- weighted average common shares        30,516      31,119
  Effect of dilutive securities:
      Preferred stock                                 2,169       2,200
      Employee stock options                            -            33
      Restricted stock                                  446         248
      Operating Partnership units                     1,173       1,046
                                                     ------      ------
  Dilutive potential common shares                    3,788       3,527
                                                     ------      ------
  Denominator- adjusted weighted average shares
      and assumed conversions                        34,304      34,646
                                                     ======      ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

NET INCOME

         The Company reported a net loss applicable to common shareholders of $3.1 million, or $0.10 per common share, for the three months ended March 31, 2000. The same period in 1999 reflected net income applicable to common shareholders of $2.3 million, or $0.07 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $1.8 million, or 13.5%, to $15.1 million from $13.3 million for the same period in 1999. Including the effect of straight-line rent adjustment ($0.1 million) NOI increased by $1.9 million. This increase was partly attributable to the $3.1 million in NOI generated from 1999 acquisitions and Mount Pleasant. The NOI generated from the 1999 acquisitions and Mount Pleasant were partially offset by decreasing NOI of $0.6 million from three centers under redevelopment and $0.2 million related to two properties sold in December, 1999.

>> The Company recognized losses from unconsolidated ventures of $2.7 million, including a $2.4 million loss related to the e-commerce operations.

>> Net interest expense increased by $3.0 million, or 91%, to $6.3 million from $3.3 million for the same period in 1999.

>> Through acquisitions, the Company had increased depreciation and amortization of $1.4 million and increased general and administrative expenses of $0.2 million.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION AND FUNDS FROM OPERATIONS

         EBITDA was $13.5 million for the three months ended March 31, 2000, an increase of $1.8 million or 15.4%, from $11.7 million for the same period in 1999. The increase was primarily due to increased NOI of $1.9 million over 1999, including adjustment for straight line rent (as described above).

         Funds from Operations ("FFO") for the three months ended March 31, 2000 decreased $0.8 million, or 10.3%, to $7.0 million. The Company's FFO for the same period in 1999 was $7.8 million. FFO increased primarily as a result of:

>>       $1.9 million increase in NOI offset by,

>> an increase in equity in loss in unconsolidated ventures of $0.3 million, exclusive of losses from the e-commerce operations.

>>       the increase in net interest expense of $3 million.

TENANT INCOME

         Base rent, including straight-line rent, increased to $17.0 million for the three months ended March 31, 2000 from $14.6 million for the same period in 1999. Base rent before the adjustment for straight-line rent increased $2.3 million, or 15.6%, to $17.0 million for the three months ended March 31, 2000 when compared to $14.7 million in 1999. The increase in base rent for the three months ended March 31, 2000 is attributable primarily to the $2.2 million in base rent, excluding straight-line rent, attributable to the 1999 acquisitions.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 15.4%. Gross leasable area in operation increased by 0.8 million square feet, primarily because of the 1999 acquisitions which occurred subsequent to March 31, 1999 with 0.6 million in gross leasable area and the development in Mt. Pleasant that delivered 0.4 million square feet. These described increases were partially offset by the sales of properties in Texas and Arizona totaling 0.2 million in gross leasable area.

         Recoveries from tenants increased for the three months ended March 31, 2000 to $4.5 million compared to $3.8 million in the same period of 1999. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries increased 2.2% to $0.47 for the three months ended March 31, 2000 when compared to $0.46 for the same period in 1999. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, remained at 77% for the three months ended March 31, 2000 as compared to the same period in 1999. With respect to approximately 14% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

OTHER INCOME

         Other income decreased $0.2 million to $0.5 million in 2000 compared to $0.7 million in 1999 primarily as a result of decreased leasing fee income of $0.1 million.

PROPERTY OPERATING EXPENSES

         Property operating costs increased $1.1 million, or 18%, to $7.1 million in 2000 from $6.0 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 15.4% to 9.5 million square feet in 2000 from 8.2 million square feet in 1999. On a weighted-average square-foot basis, operating expenses increased 1.4% to $0.74 from $0.73 per weighted average square foot.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended March 31, 2000 increased $0.2 million, or 11.4%, to $1.6 million in 2000 from $1.4 million in 1999. General and administrative expense decreased as a percentage of revenues to 7.2% from 7.5% in 1999.

DEPRECIATION

         Depreciation increased to $4.8 million for the three months ended March 31, 2000 compared to $3.7 million in the same period of 1999. The increase is due primarily to the 1999 acquisitions. Amortization of deferred leasing and other charges and stock based compensation amortization increased $0.3 million to $2.2 million. On a weighted-average square-foot basis, depreciation and amortization increased to $0.73 in 2000 from $0.68 in 1999.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2000, net of interest income of $2.0 million, increased by $3.0 million, or 91%, to $6.3 million compared to $3.3 million, net of interest income of $2.6 million, in the first three months of 1999. This increase resulted primarily from higher borrowing levels in 2000 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, in the first three months of 2000, debt outstanding was $366 million, and the average interest rate was 8.30%. This compares to $273 million of outstanding debt and a 7.89% average interest rate in 1999. The Company capitalized $1.0 million of interest costs associated with its development projects in the first three months of 2000 compared to $0.1 million in the same period of 1999. In addition, the Company incurred costs related to short-term line of credit extensions in the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         The Company's cash and cash equivalents balance at March 31, 2000 was $5.6 million. Restricted cash, as reported in the financial statements, as of such date, was $9.1 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $4.3 million for the three months ended March 31, 2000. Net cash used in investing activities was $9.3 million in that same period. The primary use of these funds included:

>>       $8.7million invested in income-producing properties,

>> $2.5 million invested in or advanced to unconsolidated entities offset by,

>>       $2.5 million collected on the repayment of a note receivable.

         Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2000. The primary transactions included:

>>       $4.6 million for dividends paid,

>>       $1.1 million for debt repayments,

>>       $1.0 million in deferred financing charges offset by,

>>       $9.1 million of net proceeds from debt on income producing properties.

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

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May, 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of March 31, 2000 was $87.7 million, which was secured by 23 properties, and matures in June, 2002.

         An acquisition line of credit was put in place in early 1997 for $150 million. At March 31, 2000, the availability and balance of this line of credit was $54.3 million. The availability under this line is based upon a predetermined formula on the Net Operating Income of the properties that secure the facility. The line originally was secured by 21 properties plus an assignment of the excess cashflow of the REMIC facility referenced above. The $150 million line was extended during the first quarter of 2000. The Company has received a verbal commitment from our lender extending the credit facility until June 19, 2000. The Company is in the process of refinancing this credit facility on a long-term basis and believes such refinancing will be completed within the extension period.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of March 31, 2000, was $66.4 million including a $6.8 million unamoritized interest premium.

         On January 11, 2000, the Company closed on a $5 million line of credit with a bank. In March, 2000, the available borrowings were increased by $5 million to $10 million. The line of credit has an interest rate of LIBOR plus 2%. The line of credit balance as of March 31, 2000 was $6.7 million and matures on May 31, 2001. The line of credit is secured by a community center.

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

         The Company has a $2.5 million line of credit with a financial institution. The line of credit is secured by one of the Company's income-producing properties and has an interest rate of prime plus 1/2%. There were no outstanding borrowings on this line of credit at March 31, 2000.

         On August 5, 1998, stockholders approved the Lazard transaction involving the Prometheus Southeast Retail, LLC ("PSR") $200 million purchase of the Company's Common Stock at $9.50 per share. As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay PSR, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

CURRENT AND FUTURE CASH NEEDS

         The Company's management anticipates that cash generated from operations as well as access to capital resources, including additional borrowings and issuances of debt or equity securities, will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects. The Company is pursuing outside equity and/or debt to fund the ventures of its taxable subsidiaries.

DIVIDENDS

         In March, 2000, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of March 20, 2000. The dividend and dividend equivalent totaling $4.6 million was paid on March 31, 2000.

ECONOMIC CONDITIONS

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4% of the Company's total revenue for the three months ended March 31, 2000 and 1999. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is not party to any interest rate hedge contracts. As of March 31, 2000, the Company had approximately $98.2 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2000, out interest expense would be increased or decreased approximately $0.2 million for the three months ended March 31, 2000. The Company has no fixed rate debt maturing in 2000.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27         Financial Data Schedule (EDGAR filing only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KONOVER PROPERTY TRUST, INC.






                                 Date:  May 11, 2000



                                 By:  /S/Patrick M. Miniutti
                                      ----------------------
                                 Patrick M. Miniutti, Executive Vice President,
                                     Chief Financial Officer and Director


                                 By:  /S/Daniel J. Kelly
                                      ------------------
                                 Daniel J. Kelly, Sr. Vice President,
                                     Chief Accounting Officer