Form 10-Q
period 2000-06-30
KONOVER PROPERTY TRUST INC
filed 2000-08-14
CIK 899757

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________.

Commission File Number 1-11998

                          KONOVER PROPERTY TRUST, INC.

             (Exact name of Registrant as specified in its charter)

            Maryland                                    56-1819372
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

           11000 Regency Parkway                                        27511
                 Suite 300                                           (Zip Code)
            Cary, North Carolina                  (919) 462-8787
  (Address of Principal Executive Offices)    (Registrant's telephone
                                               number, including area
                                                       code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    ------       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _______   No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,241,631 shares of Common Stock, $0.01 par value, as of August 7, 2000.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements (Unaudited)...............................    3

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   14

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........   24


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   25

Item 2.  Changes in Securities and Use of Proceeds......................   25

Item 3.  Defaults Upon Senior Securities................................   25

Item 4.  Submission of Matters to a Vote of Security Holders............   25

Item 5.  Other Information..............................................   25

Item 6.  Exhibits and Reports on Form 8-K...............................   25

Signatures   ...........................................................   26

                                     PART I


                    Item 1. Financial Statements (Unaudited)



                     Index to Unaudited Financial Statements

                                                                                                       Page No.
                                                                                                       --------
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..................................    4


Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999................    5


Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999..................    6


Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2000..................    7


Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999..................    8


Notes to Consolidated Financial Statements.............................................................    9

                          KONOVER PROPERTY TRUST, INC.

                           Consolidated Balance Sheets

                                                                                        June 30, 2000       December 31, 1999
                                                                                         (Unaudited)            (Audited)
                                                                                   ---------------------------------------------
                                                                                      (in thousands, except per share data))
                                                            Assets
Income producing properties:
   Land                                                                            $        130,620           $     119,360
   Buildings and improvements                                                               540,455                 516,579
   Deferred leasing and other charges                                                        43,408                  35,605
                                                                                   ---------------------------------------------
                                                                                            714,483                 671,544
   Accumulated depreciation and amortization                                                (94,431)                (89,019)
                                                                                   ---------------------------------------------
                                                                                            620,052                 582,525
   Properties under development                                                              11,843                  65,924
   Properties held for sale                                                                  19,738                     611

 Other assets:
   Cash and cash equivalents                                                                 14,555                   8,164
   Restricted cash                                                                            8,909                   8,634
   Tenant and other receivables, net allowance of $1,400 and $1,588 at June 30,
    2000 and December 31, 1999, respectively                                                  8,707                   9,974
   Deferred charges and other assets                                                         14,194                  12,197
   Investment in and advances to unconsolidated entities                                     28,464                  26,143
   Notes receivable                                                                             671                   5,285
                                                                                   ---------------------------------------------
                                                                                   $        727,133           $     719,457
                                                                                   =============================================

                                             Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                       $        381,780           $     362,041
   Capital lease obligations                                                                    563                     698
   Accounts payable and other liabilities                                                    24,809                  22,661
                                                                                   ---------------------------------------------
                                                                                            407,152                 385,400

Commitments and contingencies

Minority interests                                                                            9,423                  12,999
                                                                                   ---------------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680
         issued and outstanding at June 30, 2000 and December 31, 1999                       18,679                  18,679
   Stock purchase warrants                                                                        9                       9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,230,761 and
         30,868,630 issued and outstanding at June 30, 2000 and December 31,
         1999, respectively                                                                     312                     309
   Additional paid-in capital                                                               302,203                 307,871
   Accumulated deficit                                                                      (10,086)                 (5,432)
   Deferred compensation - Restricted Stock Plan                                               (559)                   (378)
                                                                                   ---------------------------------------------
                                                                                            310,558                 321,058
                                                                                   ---------------------------------------------
                                                                                   $        727,133           $     719,457
                                                                                   =============================================

     The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                           Three Months ended June 30,
                                                                                          2000                   1999
                                                                                   ---------------------------------------------
Rental operations:                                                                    (in thousands, except per share data)
    Revenues:
        Base rents                                                                      $    17,889         $    15,988
        Percentage rents                                                                         92                 408
        Property operating cost recoveries                                                    4,304               4,236
        Other income                                                                            811                 521
                                                                                   ---------------------------------------------
                                                                                             23,096              21,153
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               2,403               2,415
        Utilities                                                                               662                 624
        Real estate taxes                                                                     2,121               2,009
        Insurance                                                                               267                 239
        Marketing                                                                                44                 163
        Other                                                                                 1,470               1,326
                                                                                   ---------------------------------------------
                                                                                              6,967               6,776
    Depreciation and amortization                                                             7,413               6,444
                                                                                   ---------------------------------------------
                                                                                             14,380              13,220
                                                                                   ---------------------------------------------
                                                                                              8,716               7,933
                                                                                   ---------------------------------------------
Other expenses:
    General and administrative                                                                1,727               1,237
    Interest, net                                                                             6,791               3,862
                                                                                   ---------------------------------------------
Income from operations                                                                          198               2,834
    Loss on sale of real estate                                                                 315                 134
    Abandoned transaction costs                                                                   5                  24
    Equity in losses of unconsolidated ventures:
        Technology venture                                                                    1,207                   -
        Real estate operations                                                                  525                  24
                                                                                   ---------------------------------------------
(Loss) income before minority interest                                                       (1,854)              2,652
    Minority interest                                                                            49                (100)
                                                                                   ---------------------------------------------
Net (loss) income                                                                      $     (1,805)        $     2,552
    Preferred dividends                                                                        (271)               (275)
                                                                                   ---------------------------------------------
Net (loss) income applicable to common shareholders                                    $     (2,076)        $     2,277
                                                                                   =============================================

Basic (loss) income available to common stockholders per share                         $      (0.07)        $      0.07
                                                                                   =============================================

Weighted-average number of common shares outstanding                                         31,025              30,756
                                                                                   =============================================

Diluted (loss) income applicable to common shareholders per share                      $      (0.07)        $      0.07
                                                                                   =============================================

Weighted-average number of diluted shares outstanding                                        31,025              34,341
                                                                                   =============================================

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                             Six Months ended June 30,
                                                                                          2000                   1999
                                                                                   ---------------------------------------------
Rental operations:                                                                    (in thousands, except per share data)
    Revenues:
        Base rents                                                                      $    34,921         $    30,548
        Percentage rents                                                                        231                 569
        Property operating cost recoveries                                                    8,800               7,995
        Other income                                                                          1,276               1,204
                                                                                   ---------------------------------------------
                                                                                             45,228              40,316
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               5,061               4,503
        Utilities                                                                             1,360               1,246
        Real estate taxes                                                                     4,360               3,937
        Insurance                                                                               518                 480
        Marketing                                                                                81                 317
        Other                                                                                 2,654               2,305
                                                                                   ---------------------------------------------
                                                                                             14,034              12,788
    Depreciation and amortization                                                            14,387              12,014
                                                                                   ---------------------------------------------
                                                                                             28,421              24,802
                                                                                   ---------------------------------------------
                                                                                             16,807              15,514
                                                                                   ---------------------------------------------
Other expenses:
    General and administrative                                                                3,325               2,672
    Interest                                                                                 13,122               7,170
                                                                                   ---------------------------------------------
Income from operations                                                                          360               5,672
    Loss on sale of real estate                                                                 874                 213
    Abandoned transaction costs                                                                  18                 137
    Equity in losses of unconsolidated ventures:
        Technology venture                                                                    3,639                   -
        Real estate operations                                                                  818                  27
                                                                                   ---------------------------------------------
(Loss) income before minority interest                                                       (4,989)              5,295
    Minority interest                                                                           335                (187)
                                                                                   ---------------------------------------------
Net (loss) income                                                                      $     (4,654)        $     5,108
    Preferred dividends                                                                        (542)               (550)
                                                                                   ---------------------------------------------
Net (loss) income available to common stockholders                                     $     (5,196)        $     4,558
                                                                                   =============================================

Basic (loss) income available to common stockholders per share                         $      (0.17)        $      0.15
                                                                                   =============================================
Weighted-average number of common shares outstanding                                         30,770              30,936
                                                                                   =============================================

Diluted (loss) income available to common shareholders per share                       $      (0.17)        $      0.15
                                                                                   =============================================
Weighted-average number of diluted shares outstanding                                        30,770              34,492
                                                                                   =============================================

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                 Consolidated Statement of Stockholders' Equity

                         Six Months ended June 30, 2000
                                   (Unaudited)

                      (in thousands except per share data)

                                                          Convertible    Stock Purchase                    Additional Paid
                                                        Preferred Stock     Warrants       Common Stock       in Capital
                                                      ---------------------------------------------------------------------
  Balance at December 31, 1999                        $      18,679     $       9        $     309         $     307,871
   Issuance of 10,446 employee stock purchase plan
     shares                                                       -             -                -                    49
   Issuance of 104,900 restricted shares                          -             -                1                   569
   Repurchase of 7,803 restricted shares                          -             -                -                  (43)
   Cancellation of 6,288 restricted shares                        -             -                -                  (43)
   OP units converted into 260,876 common shares                  -             -                2                 2,476
   Expenses related to sale of common stock to Lazard             -             -                -                 (172)
   Compensation under stock plans                                 -             -                -                     -
   Adjustment to value of minority interest in
     Operating Partnership                                        -             -                -                   510
   Preferred stock dividends ($0.25 per share)                    -             -                -                 (542)
   Common stock dividends ($0.25 per share)                       -             -                -               (8,472)
   Net loss                                                       -             -                -                     -
                                                      ---------------------------------------------------------------------
  Balance at June 30, 2000                            $      18,679     $       9        $     312         $     302,203
                                                      =====================================================================

                                                                             Deferred
                                                                           Compensation
                                                            Retained     Restricted Stock
                                                            Earnings           Plan             Total
                                                      ------------------------------------------------------
  Balance at December 31, 1999                         $      (5,432)    $      (378)      $   321,058
   Issuance of 10,446 employee stock purchase plan
     shares                                                        -               -                49
   Issuance of 104,900 restricted shares                           -            (407)              163
   Repurchase of 7,803 restricted shares                           -               -               (43)
   Cancellation of 6,288 restricted shares                         -              43                 -
   OP units converted into 260,876 common shares                   -               -             2,478
   Expenses related to sale of common stock to Lazard              -               -              (172)
   Compensation under stock plans                                  -             183               183
   Adjustment to value of minority interest in
     Operating Partnership                                         -               -               510
   Preferred stock dividends ($0.25 per share)                     -               -              (542)
   Common stock dividends ($0.25 per share)                        -               -            (8,472)
   Net loss                                                   (4,654)              -            (4,654)
                                                      ------------------------------------------------------
  Balance at June 30, 2000                             $     (10,086)    $      (559)      $   310,558
                                                      ======================================================

        The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                              2000            1999
                                                                                         --------------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
   Net (loss) income                                                                       $   (4,654)     $     5,108
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Minority interest                                                                         (335)             187
       Depreciation and amortization                                                            14,387          12,014
       Loss on sale of real estate                                                                 874             213
       Abandoned transaction costs                                                                  18             137
       Amortization of deferred financing costs                                                  1,207             848
       Technology venture operations                                                             3,639               -
       Amortization of debt premium                                                              (261)           (652)
       Net changes in:
         Tenant and other receivables                                                            2,334            (87)
         Deferred charges and other assets                                                     (1,061)         (5,220)
         Accounts payable and other liabilities                                                (3,786)           6,238
                                                                                         --------------------------------
         Net cash provided by operating activities                                              12,362          18,786
                                                                                         --------------------------------

Cash flows from investing activities:
   Investment in income-producing properties                                                  (17,144)        (43,188)
   Net proceeds from sale of real estate                                                           603               -
   Acquisitions of income-producing properties, net                                                  -        (36,382)
   Payments received on notes receivable, net                                                    4,614           8,131
   Investment in and advances to unconsolidated entities                                       (5,961)           (873)
   Change in restricted cash                                                                     (275)             389
                                                                                         --------------------------------
          Net cash used in investing activities                                               (18,163)        (71,923)
                                                                                         --------------------------------

Cash flows from financing activities:
   Proceeds from debt on income properties                                                      21,754          13,397
   Repayment of debt on income properties                                                      (1,754)         (1,786)
   Expenses related to sale of common stock                                                      (172)           (213)
   Deferred financing charges                                                                  (2,870)           (842)
   Other debt repayments                                                                         (136)           (123)
   Issuance of shares under employee stock purchase plan                                            49              58
   Dividends paid                                                                              (4,636)         (9,031)
   Repurchase of common stock                                                                     (43)         (2,967)
                                                                                         --------------------------------
          Net cash provided by (used in) financing activities                                   12,192         (1,507)
                                                                                         --------------------------------

Net increase (decrease) in cash and cash equivalents                                             6,391        (54,644)
Cash and cash equivalents at beginning of period                                                 8,164          72,302
                                                                                         --------------------------------
Cash and cash equivalents at end of period                                                 $    14,555     $    17,658
                                                                                         ================================
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                               $    14,975     $     8,823
                                                                                         ================================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

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

         On June 30, 2000, the Company-owned and consolidated properties consisted of:

1. 39 community shopping centers in nine states aggregating approximately 5,396,000 square feet;

2. 9 outlet centers in nine states aggregating approximately 1,977,000 square feet;

3. 16 Vanity Fair (VF) anchored centers in 12 states aggregating approximately 1,424,000 square feet;

4. 3 centers under redevelopment aggregating approximately 697,000 square feet; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers, which are being marketed for lease or sale.

         The weighted-average square feet of gross leasable area was 9.5 million square feet for the six months ended June 30, 2000 and 8.6 million square feet for the same period in 1999.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of June 30, 2000. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

         An UPREIT may allow the Company to offer Units in the Operating Partnership in exchange for ownership interests from tax-motivated sellers. Under certain circumstances, the exchange of Units for a seller's ownership interest will enable the Operating Partnership to acquire assets while allowing the seller to defer the tax liability associated with the sale of such assets. Effectively, this allows the Company to use Units instead of stock to acquire properties, which may provide an advantage over non-UPREIT entities.

         The Company has two taxable subsidiaries, Sunset KPT Investment, Inc. (formerly Wakefield Investment, Inc.) and truefinds.com, Inc. (formerly kpt.com, Inc.) formed under the laws of Delaware. These taxable subsidiaries have the ability to conduct e-commerce business, develop properties, buy and sell properties, provide equity to developers and perform third party management, leasing and brokerage services. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially all of the voting common stock is held by certain officers of

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (continued)

the Company. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and the Operating Partnership. All significant inter-company balances have been eliminated in consolidation.

         Properties that are owned or owned less than 100% and are controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the Operating Partnership to manage, directly or indirectly, day-to-day operations, refinance debt and sell the assets of the entity that owns the property without the consent of the other owners and the inability of the other owners to replace the general partner or manager. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ended December 31, 2000. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (continued)

Basic and diluted income per share

         Basic earnings per share is calculated by dividing the income applicable to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common share").

         For the three months and six months ended June 30, 1999, the denominator for diluted earnings per share is calculated as follows (in thousands):

                                                      Three         Six Months
                                                  Months ended         ended
                                                    June 30,         June 30,
                                                       1999             1999
                                                  ---------------- ------------
   Denominator:
     Denominator- weighted average shares            30,756           30,936
     Effect of dilutive securities:
         Preferred stock                              2,200            2,200
         Employee stock options                          33               33
         Restricted stock                               301              272
         Operating Partnership Units                  1,051            1,051
                                                  ---------------- ------------
     Dilutive potential common shares                 3,585            3,556
                                                  ---------------- ------------

     Denominator- adjusted weighted average
   shares and assumed conversions                    34,341           34,492
                                                  ================ ============

         For the three and six months ended June 30, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,024,746 and 30,770,340, respectively. Potential dilutive common shares have been excluded from diluted earnings per share for the three and six months ended June 30, 2000 because their inclusion would be antidilutive.

Dividends

         In June, 2000, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of June 23, 2000. The dividend and dividend equivalent totaling $4.6 million was paid on July 7, 2000.

Comprehensive Income

         Comprehensive income equals net income for all periods presented.

Properties Held for Sale

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company intends to sell a non-strategic outlet center located in Las Vegas. The net carrying value of this center at June 30, 2000 is $19.7 million which approximates its fair value less selling costs. The center generated a net operating loss of $0.1 million for the six months ended June 30, 2000 and net operating income of $0.3 million for the same period in 1999.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (continued)

Acquisitions and Disposals

         A summary of the Company's acquisition activity since 1997 follows (in thousands):

                                                                                                              OP Units
                               State                   Square Feet Purchase Price     Debt                    ($9.50
                             Location         Date                                   Assumed        Cash      per share)
                         -----------------------------------------------------------------------------------------------
1999 to date
Merchant's Festival             GA          11/30/99         152   $    16,750              -   $   16,750           -
Lake Washington                 FL           9/17/99         119         9,700              -        9,700           -
Patriots Plaza                  SC           9/1/99          115         8,700              -        8,700           -
Grove Park                      SC           5/13/99          94         5,700              -        5,700           -
Crossroads at Mandarin          FL           4/14/99          72         4,500              -        4,500           -
Dare Center                     NC           3/31/99         113         5,000              -        5,000           -
Braves Village                  SC           3/31/99          60         4,500              -        4,500           -
Eastgate Plaza                  FL           3/30/99         182        10,400              -       10,400           -
Dukes Plaza                     VA           3/1/99          140         6,500          4,100        2,400           -
Robertson Corners               SC           1/6/99           48         3,900              -        3,900           -
                                           -----------------------------------------------------------------------------

                   TOTAL                                   1,095        75,650          4,100       71,550           -

1998
Waverly Place                   NC           12/14/98        181        12,800        10,700         2,100          -
University Shoppes              SC            8/31/98         54         4,700         3,200         1,500          -
Konover (portfolio)       FL, NC, VA, AL       4/1/98      1,515        85,400        55,200        26,700        369
Rodwell/Kane (portfolio)      NC, VA          3/31/98        955        57,100        44,300         3,500       974 (1)
Market Square                   VA             1/7/98         56         3,100         2,300           800          -
                         -----------------------------------------------------------------------------------------------
                   TOTAL                                   2,761       163,100       115,700        34,600      1,343

1997
North Hills (portfolio)         NC            3/31/97        606        32,300             -        32,300          -

                                                       ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   4,462   $   271,050    $  119,800    $  138,450      1,343
                                                       =========== ============== ============= ============= ==========

(1) Includes 250 units to be issued upon the completion of certain contingencies contained in the agreement. In 1999, certain of the contingencies were met, which resulted in the issuance of 175 of the 250 OP units. The remaining 75 OP units continue to be subject to various contingencies at June 30, 2000.

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

     In May 2000, the Company sold a center that was held for sale for its approximate net book value of $0.6 million.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (continued)

     4.  Investment in and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at June 30, 2000 and December 31, 1999 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                    June 30,       December 31,
Entity                                               Location        Ownership        2000             1999
------------------------------------------------------------------------------------------------------------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)         North Carolina        50%       $    2,573     $       2,440
Park Place KPT LLC                                Morrisville, NC       50%            6,442             6,245
Falls Pointe KPT LLC                              Raleigh, NC           50%            8,160             7,059

Taxable Subsidiaries (See Note 1):

Sunset KPT Investment, Inc.                                             85%           12,828             9,888
truefinds.com, Inc.                                                     95%           (1,539)(1)           511
                                                                                  --------------------------------
                                                                                  $   28,464     $      26,143
                                                                                  ================================

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

         (All data in thousands and excludes straight line rent)

                                       Community     Outlet        VF
                                      Centers (1)  Centers (2)   Centers     HRD (1) (2)  All others    Total
Six months ended June 30, 2000:
    NOI                               $  17,965    $    9,689   $   2,062   $   1,154    $     324   $   31,194
    Total Assets                      $ 358,858    $  188,778   $  44,292   $  53,163    $  82,042   $  727,133

Six months ended June 30, 1999:
    NOI                               $  12,645    $   11,104   $   2,686   $     871    $     507   $   27,813
    Total Assets                      $ 260,672    $  209,923   $  50,024   $  86,682    $  90,506   $  697,807

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

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (continued)


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

                                                              Three months ended                     Six months ended
                                                                   June 30,                              June 30,
                                                   -------------------- -------------------- --------------- -----------------
                                                          2000                 1999               2000             1999
                                                   -------------------- -------------------- --------------- -----------------
Operating Data:
   Rental revenues                                 $      23,096        $      21,153        $      45,228   $      40,316
   Property operating costs                                6,967                6,776               14,034          12,788
                                                   -------------------- -------------------- --------------- -----------------
      Net operating income                                16,129               14,377               31,194          27,528

   Depreciation and amortization                           7,413                6,444               14,387          12,014
   General and administrative                              1,727                1,237                3,325           2,672
   Interest, net                                           6,791                3,862               13,122           7,170
   Loss on sale of real estate                               315                  134                  874             213
   Abandoned transaction costs                                 5                   24                   18             137
   Equity in losses of unconsolidated entities:
      Technology venture                                   1,207                    -                3,639               -
      Real estate operations                                 525                   24                  818              27
                                                   -------------------- -------------------- --------------- -----------------
   (Loss) income before minority interest                (1,854)                2,652              (4,989)           5,295
   Minority interest                                          49                (100)                  335           (187)
                                                   -------------------- -------------------- --------------- -----------------
   Net (loss) income                                $    (1,805)         $      2,552        $     (4,654)   $       5,108
   Preferred stock dividends                               (271)                (275)                (542)           (550)
                                                   -------------------- -------------------- --------------- -----------------
   (Loss) income applicable to common
shareholders                                       $     (2,076)        $       2,277        $     (5,196)   $       4,558
                                                   ==================== ==================== =============== =================
   Basic (loss) income per common share:
   Net (loss) income applicable to common
      shareholders per share                       $      (0.07)        $        0.07        $      (0.17)   $        0.15
                                                   ==================== ==================== =============== =================
   Weighted average common shares outstanding             31,025               30,756               30,770          30,936
                                                   ==================== ==================== =============== =================


Diluted (loss) income per common share:
Net (loss) income applicable to common
  shareholders per share                            $      (0.07)       $        0.07        $       (0.17)  $        0.15
                                                   ==================== ==================== =============== ================
Weighted average common shares outstanding
diluted                                                   31,025               34,341               30,770          34,492
                                                   ==================== ==================== =============== ================

                                                                   Three months ended                  Six months ended
                                                                        June 30,                           June 30,
                                                          ------------------- ------------------ -------------- ---------------
                                                                 2000               1999             2000            1999
                                                          ------------------- ------------------ -------------- ---------------
       Other Data:
       EBITDA:
       Net (loss) income                                   $  (1,805)          $    2,552         $  (4,654)     $    5,108
         Adjustments:
              Interest, net                                     6,791               3,862             13,122          7,170
              Depreciation and amortization                     7,413               6,444             14,387         12,014
              Loss on sale of real estate                         315                 134                874            213
              Abandoned transaction costs                           5                  24                 18            137
              Equity in losses of unconsolidated
                 entities                                       1,732                  24              4,457             27
              Minority interest                                  (49)                 100              (335)            187
                                                          =================== ================== ============== ===============
                                                           $   14,402          $   13,140         $   27,869     $   24,856
                                                          =================== ================== ============== ===============

        Funds from Operations:
        Net (loss) income                                 $  (1,805)         $    2,552         $  (4,654)     $    5,108
        Adjustments:
             Real estate depreciation and amortization         6,236              5,440             12,190         10,082
             Stock based compensation amortization               899                548              1,650            948
             Loss on sale of real estate                         315                134                874            213
             Technology venture operations                     1,207                  -              3,639              -
             Share of depreciation in unconsolidated
                ventures                                         181                 24                391             48
             Minority interest in Operating Partnership         (49)                 79              (131)            166
                                                         ------------------ ------------------ -------------- ---------------
                                                          $    6,984         $    8,777         $   13,959     $   16,565
                                                         ================== ================== ============== ===============

      Weighted average shares outstanding diluted  (a)        34,713             34,341             34,508         34,492
                                                         ================== ================== ============== ===============

      Funds Available for Distribution/Reinvestment:
        Funds from Operations                             $    6,984         $    8,777         $   13,959     $   16,565
        Adjustments:
                Capitalized leasing costs                      (525)              (747)              (979)        (1,049)
                Capitalized tenant allowances                  (900)              (282)            (1,130)          (563)
                Recurring capital expenditures                  (48)               (67)               (49)          (131)
                                                         ------------------ ------------------ -------------- ---------------
                                                          $    5,511         $    7,681         $   11,801     $   14,822
                                                         ================== ================== ============== ===============
      Dividends declared on quarterly earnings            $    4,635         $    4,517         $    9,267     $    9,032
                                                         ================== ================== ============== ===============
      Dividends declared on quarterly earnings per
      share                                               $    0.125         $    0.125         $    0.250     $    0.250
                                                         ================== ================== ============== ===============
      Cash Flows:
        Cash flows provided by operating activities      $     8,028        $    12,073        $    12,362     $   18,786
        Cash flows used in investing activities              (8,875)           (33,844)           (18,163)       (71,923)
        Cash flows provided by (used in) financing
           activities                                          9,798              6,566             12,192        (1,507)
                                                         ------------------ ------------------ -------------- ---------------
        Net decrease in cash and cash equivalents        $     8,951        $  (15,205)        $     6,391     $ (54,644)
                                                         ================== ================== ============== ===============

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share."

                                                              Balance at June 30,
                                                              2000           1999
                                                          -------------- -------------
       Balance Sheet Data:
         Income-producing properties (before
       depreciation and amortization)                     $  714,483     $  620,261
         Total assets                                        727,133        697,807
         Debt on income properties                           381,780        319,835
         Total liabilities                                   407,152        342,329
         Minority interest                                     9,423         12,817
         Total stockholders' equity                          310,558        342,661
       Portfolio Property Data:
         Total GLA (at end of period)                          9,494          9,032
         Weighted average GLA                                  9,511          8,580
         Number of properties (at end of period)                  67             67
         Occupancy (at end of period):
              Operating                                          92.3%          92.8%
              Held for sale/redevelopment/development            56.0%          46.6%


                                                      Three months ended            Six months ended
                                                           June 30,                     June 30,
                                                      2000          1999           2000          1999
                                                   --------------------------------------------------------
   Denominator:
     Denominator- weighted average common shares     31,025         30,756         30,770        30,936
     Effect of dilutive securities:
         Preferred stock                              2,169          2,200          2,169         2,200
         Employee stock options                           -             33              -            33
         Restricted stock                               499            301            478           272
         Operating Partnership units                  1,020          1,051          1,091         1,051
                                                   --------------------------------------------------------
     Dilutive potential common shares                 3,688          3,585          3,738         3,556
                                                   --------------------------------------------------------
     Denominator- adjusted weighted average shares
         and assumed conversions                     34,713         34,341         34,508        34,492
                                                   ========================================================

Results Of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

Net Income

         The Company reported a net loss applicable to common shareholders of $2.1 million, or $0.07 per common share, for the three months ended June 30, 2000. The same period in 1999 reflected net income applicable to common shareholders of $2.3 million, or $0.07 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $1.7 million, or 11.8%, to $16.1 million from $14.4 million for the same period in 1999. Including the effect of straight-line rent adjustment ($0.1 million) NOI increased by $1.8 million. This increase was partly attributable to the $2.5 million in NOI growth generated from 1999 acquisitions and completed expansions and developments. The NOI growth generated from the 1999 acquisitions and completed expansions and developments was partially offset by decreasing NOI of $0.5 million from three centers under redevelopment with the remaining decreases related to the VF and outlet operating segments.
>>       The Company recognized losses from unconsolidated ventures of $1.7 million, including a $1.2 million loss related to the e-commerce operations.
>>       Net interest expense increased by $2.9 million, or 74.4%, to $6.8 million from $3.9 million for the same period in 1999.
>>       Through acquisitions, depreciation and amortization increased by $1.0 million and general and administrative expenses increased by $0.5 million.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

         EBITDA was $14.4 million for the three months ended June 30, 2000, an increase of $1.3 million or 9.9%, from $13.1 million for the same period in 1999. The increase was primarily due to increased NOI of $1.8 million over 1999, including adjustment for straight line rent (as described above) offset by a $0.5 million increase in general and administrative expenses.

         Funds from Operations ("FFO") for the three months ended June 30, 2000 decreased $1.8 million, or 20.5%, to $7.0 million. The Company's FFO for the same period in 1999 was $8.8 million. FFO decreased primarily as a result of:
>>       $1.8 million increase in NOI offset by,
>> an increase in equity in loss in unconsolidated ventures of $0.5 million, exclusive of losses from the e-commerce operations.
>>       the increase in net interest expense of $2.9 million.
>>       an increase in general and administrative expenses of $0.5 million.

Tenant Income

         Base rent, including straight-line rent, increased to $17.9 million for the three months ended June 30, 2000 from $16.0 million for the same period in 1999. Base rent before the adjustment for straight-line rent increased $1.8 million, or 11.2%, to $17.9 million for the three months ended June 30, 2000 when compared to $16.1 million in 1999. The increase in base rent for the three months ended June 30, 2000 is attributable primarily to the $2.6 million in base rent, excluding straight-line rent, attributable to the 1999 acquisitions and completed expansions and developments. These increases were offset by a decrease of base rent of $0.6 million related to two properties sold in December 1999 and other properties under redevelopment.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 6.6%. Gross leasable area in operation increased by 0.6 million square feet, primarily because of the 1999 acquisitions which occurred subsequent to June 30, 1999 with 0.4 million in gross leasable area and the development in Mt. Pleasant that delivered 0.4 million square feet. These described increases were partially offset by the sales of properties in Texas and Arizona totaling 0.2 million in gross leasable area.

         Recoveries from tenants increased for the three months ended June 30, 2000 to $4.3 million compared to $4.2 million in the same period of 1999. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 4.3% to $0.45 for the three months ended June 30, 2000 when compared to $0.47 for the same period in 1999. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, remained relatively stable at 79% for the three months ended June 30, 2000 as compared to 80% for the same period in 1999. With respect to approximately 15% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income increased $0.3 million to $0.8 million in 2000 compared to $0.5 million in 1999 primarily as a result of increased leasing fee income of $0.3 million.

Property Operating Expenses

         Property operating costs increased $0.2 million, or 2.9%, to $7.0 million in 2000 from $6.8 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 6.6% to 9.5 million square feet in 2000 from 8.9 million square feet in 1999. On a weighted-average square-foot basis, operating expenses decreased 3.9% to $0.73 from $0.76 per weighted average square foot.

General and Administrative Expenses

         General and administrative expenses for the three months ended June 30, 2000 increased $0.5 million, or 41.7%, to $1.7 million in 2000 from $1.2 million in 1999. General and administrative expense increased as a percentage of revenues to 7.5% from 5.8% in 1999.

Depreciation

         Depreciation increased to $4.7 million for the three months ended June 30, 2000 compared to $4.5 million in the same period of 1999. The increase is due primarily to the 1999 acquisitions. Amortization of deferred leasing and other charges and stock based compensation amortization increased $0.8 million to $2.7 million. On a weighted-average square-foot basis, depreciation and amortization increased to $0.78 in 2000 from $0.72 in 1999.

Interest Expense

         Interest expense for the three months ended June 30, 2000, net of interest income of $1.7 million, increased by $2.9 million, or 74.4%, to $6.8 million compared to $3.9 million, net of interest income of $2.7 million, for the same period in 1999. This increase resulted primarily from higher borrowing levels in 2000 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, in the three months ended June 30, 2000, debt outstanding was $374.6 million, and the average interest rate was 7.9%. This compares to $313.7 million of outstanding debt and a 8.0% average interest rate in 1999. The Company capitalized $0.3 million of interest costs associated with its development projects in the three months ended June 30, 2000 compared to $0.2 million in the same period of 1999. In addition, the Company incurred costs related to short-term line of credit extensions in the three months ended June 30, 2000.

Results Of Operations

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Net Income

         The Company reported a net loss applicable to common shareholders of $5.2million, or $0.17 per common share, for the six months ended June 30, 2000. The same period in 1999 reflected net income applicable to common shareholders of $4.6 million, or $0.15 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $3.4 million, or 12.2%, to $31.2 million from $27.8 million for the same period in 1999. Including the effect of straight-line rent adjustment ($0.3 million) NOI increased by $3.7 million. This increase was partly attributable to the $6.1 million in NOI growth generated from 1999 acquisitions and completed expansions and developments. The NOI growth generated from the 1999 acquisitions and completed expansions and developments was partially offset by decreasing NOI of $1.1 million from three centers under redevelopment with the remaining decreases related to the VF and outlet operating segments.
>> The Company recognized losses from unconsolidated ventures of $4.5 million, including a $3.6 million loss related to the e-commerce operations.
>> Net interest expense increased by $5.9 million, or 81.9%, to $13.1 million from $7.2 million for the same period in 1999.
>> Through acquisitions, depreciation and amortization increased by $2.4 million and general and administrative expenses increased by $0.6 million.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

         EBITDA was $27.9 million for the six months ended June 30, 2000, an increase of $3.0 million or 12.0%, from $24.9 million for the same period in 1999. The increase was primarily due to increased NOI of $3.7 million over 1999, including adjustment for straight line rent (as described above) offset by increased general and administrative expenses of $0.6 million.

         Funds from Operations ("FFO") for the six months ended June 30, 2000 decreased $2.6 million, or 15.7%, to $14.0 million. The Company's FFO for the same period in 1999 was $16.6 million. FFO increased primarily as a result of:

>>       $3.7 million increase in NOI offset by,
>> an increase in equity in loss in unconsolidated ventures of $0.8 million, exclusive of losses from the e-commerce operations.
>>       the increase in net interest expense of $5.9 million.

Tenant Income

         Base rent, including straight-line rent, increased to $34.9 million for the six months ended June 30, 2000 from $30.5 million for the same period in 1999. Base rent before the adjustment for straight-line rent increased $4.1 million, or 13.3%, to $34.9 million for the six months ended June 30, 2000 when compared to $30.8 million in 1999. The increase in base rent for the six months ended June 30, 2000 is attributable primarily to the $6.0 million in base rent, excluding straight-line rent, attributable to the 1999 acquisitions and completed expansions and developments. These increases are offset by a decrease in base rent of $1.1 million related to two properties sold in December 1999 and other properties under redevelopment.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 10.9%. Gross leasable area in operation increased by 0.6 million square feet, primarily because of the 1999 acquisitions which occurred subsequent to June 30, 1999 with 0.4 million in gross leasable area and the development in Mt. Pleasant that delivered 0.4 million square feet. These described increases were partially offset by the sales of properties in Texas and Arizona totaling 0.2 million in gross leasable area.

         Recoveries from tenants increased for the six months ended June 30, 2000 to $8.8 million compared to $8.0 million in the same period of 1999. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries remained at $0.93 for the six months ended June 30, 2000 and 1999. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, remained relatively stable at 77.9% for the six months ended June 30, 2000 as compared to 78.6% for the same period in 1999. With respect to approximately 15% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income increased $0.1 million to $1.3 million in 2000 compared to $1.2 million in 1999 primarily as a result of increased leasing fee income of $0.2 million offset by decreased lease buy-out income of $0.1 million.

Property Operating Expenses

         Property operating costs increased $1.2 million, or 9.4%, to $14.0 million in 2000 from $12.8 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 10.9% to 9.5 million square feet in 2000 from 8.6 million square feet in 1999. On a weighted-average square-foot basis, operating expenses decreased 0.7% to $1.48 from $1.49 per weighted average square foot.

General and Administrative Expenses

         General and administrative expenses for the six months ended June 30, 2000 increased $0.6 million, or 22.2%, to $3.3 million in 2000 from $2.7 million in 1999. General and administrative expense increased as a percentage of revenues to 7.4% from 6.6% in 1999.

Depreciation

         Depreciation increased to $9.5 million for the six months ended June 30, 2000 compared to $8.2 million in the same period of 1999. The increase is due primarily to the 1999 acquisitions. Amortization of deferred leasing and other charges and stock based compensation amortization increased $1.1 million to $4.9 million. On a weighted-average square-foot basis, depreciation and amortization increased to $1.51 in 2000 from $1.40 in 1999.

Interest Expense

         Interest expense for the six months ended June 30, 2000, net of interest income of $3.8 million, increased by $5.9 million, or 81.9%, to $13.1 million compared to $7.2 million, net of interest income of $5.3 million, in the first six months of 1999. This increase resulted primarily from higher borrowing levels in 2000 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, in the first six months of 2000, debt outstanding was $370.3 million, and the average interest rate was 8.1%. This compares to $309.5 million of outstanding debt and a 7.7% average interest rate in 1999. The Company capitalized $1.2 million of interest costs associated with its development projects in the first six months of 2000 compared to $0.4 million in the same period of 1999. In addition, the Company incurred costs related to short-term line of credit extensions in the six months ended June 30, 2000.

Liquidity and Capital Resources

Cash Flows

         The Company's cash and cash equivalents balance at June 30, 2000 was $14.6 million. Restricted cash, as reported in the financial statements, as of such date, was $8.9 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $12.4 million for the six months ended June 30, 2000. Net cash used in investing activities was $18.2 million in that same period. The primary use of these funds included:

         >>  $17.1 million invested in income-producing properties,

         >> $6.0 million invested in or advanced to unconsolidated entities offset by,

         >>  $4.6 million collected on the repayment of notes receivable.

         >>  $0.6 million of net proceeds from sale of real estate.

         Net cash provided by financing activities was $12.2 million for the six months ended June 30, 2000. The primary transactions included:

         >>  $4.6 million for dividends paid,

         >>  $1.8 million for debt repayments,

         >>  $2.9 million in deferred financing charges offset by,

         >> $21.8 million of net proceeds from debt on income producing properties.

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

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May, 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of June 30, 2000 was $87.4 million, which was secured by 23 properties, and matures in June, 2002.

         An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line was based upon a predetermined formula on the Net Operating Income of the properties that secure the facility. The line originally was secured by 21 properties plus an assignment of the excess cashflow of the REMIC facility referenced above. The $150 million line was converted into a $60 million term loan in June 2000. The loan, which expires the latter of December 2002 or the termination of the REMIC facility, has an interest rate of LIBOR plus 3.25%.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of June 30, 2000, was $73.0 million including a $6.7 million unamoritized interest premium.

         On January 11, 2000, the Company closed on a $5 million line of credit with a bank. In March, 2000, the available borrowings were increased by $5 million to $10 million. The line of credit has an interest rate of LIBOR plus 2%. The line of credit balance as of June 30, 2000 was $6.7 million and matures on May 31, 2001. The line of credit is secured by a community shopping center in Georgia.

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

         The Company has a $2.5 million line of credit with a financial institution. The line of credit is secured by one of the Company's income-producing properties and has an interest rate of prime plus 1/2%. There were no outstanding borrowings on this line of credit at June 30, 2000.

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

Dividends

         In June, 2000, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of June 23, 2000. The dividend and dividend equivalent totaling $4.6 million was paid on July 7, 2000.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 4% of the Company's total revenue for the six months ended June 30, 2000 and 1999. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

         >> our markets could suffer unexpected increases in development of retail properties;
         >>  the financial condition of our tenants could deteriorate;
         >> the costs of our development projects could exceed our original estimates;
         >> we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
         >> we may not be able to obtain financing on as favorable terms as current financing;
         >> we may not be able to lease or release space quickly or on as favorable terms as old leases;
         >> we may have incorrectly assessed the environmental condition of our properties;
         >> an unexpected increase in interest rates would increase our debt service costs;
         >>  we could lose key executive officers;
         >> our markets may suffer decline in economic growth or increase in unemployment rates; and
         >>  new technology ventures may not produce a profit.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate cap related to the June 2000 $60 million term loan. The agreement, which required a $0.5 million payment out of the loan proceeds, caps the variable rate term loan at 10.66% for the entire term of the loan. As of June 30, 2000, the Company had approximately $110.9 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2000, out interest expense would be increased or decreased approximately $0.6 million for the six months ended June 30, 2000. The Company has no fixed rate debt maturing in 2000.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of shareholders on May 11, 2000. At that meeting, our board of directors was elected. Information about the votes casts for each nominee is set forth below:

         Nominee             Votes Cast For        Against           Abstain
      ----------------------------------------------------------------------
      Simon Konover          29,911,567              -               260,332
      Cammack Morton         29,914,674              -               257,225
      Patrick M. Miniutti    29,498,549              -               673,350
      William D. Eberle      29,914,674              -               257,225
      Richard Futrell, Jr.   29,914,674              -               257,225
      John W. Gildea         29,914,674              -               257,225
      J. Michael Maloney     29,913,474              -               258,425
      Jonathan O'Herron      29,914,674              -               257,225
      Mark S. Ticotin        29,914,674              -               257,225
      -----------------------------------------------------------------------

      In addition, the Company's 1995 Outside Directors' Stock Compensation Plan was amended to increase the number of shares of Common Stock reserved for issuance thereunder from 150,000 to 250,000. Information about the votes casts for the amendment is set forth below:

                                 Votes Cast For        Against           Abstain
      --------------------------------------------------------------------------
    1995 Outside Director's Stock
    Compensation Plan Amendment    29,665,531          480,237           26,131

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 First Amendment to Loan Agreement between KPT Properties, L.P. and LaSalle Bank National Association, as Trustee for CDC Depositor Trust ST-I), (formerly known Normura Depositor Trust ST-I), dated as of June 14, 2000, (Extension and modification of the $150,000,000 credit line with Nomura Asset Capital Corporation dated February 19, 1997).

         10.2 Severance Agreement between Konover Property Trust Inc. and William H. Neville, dated as of May 18, 2000

         27         Financial Data Schedule (EDGAR filing only)

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   Signatures


================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KONOVER PROPERTY TRUST, INC.






                                       Date:  August 11, 2000



                                       By:  /S/Daniel J. Kelly
                                            --------------------------------
                                       Daniel J. Kelly, Sr. Vice President,
                                           Chief Financial Officer