Form 10-Q
period 2000-09-30
KONOVER PROPERTY TRUST INC
filed 2000-11-13
CIK 899757

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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
Yes   X       No
    ------       ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes           No
    ------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,282,572 shares of Common Stock, $0.01 par value, as of November 8, 2000.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements (Unaudited)................................    3

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   14

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.........   25


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   26

Item 2.  Changes in Securities and Use of Proceeds.......................   26

Item 3.  Defaults Upon Senior Securities.................................   26

Item 4.  Submission of Matters to a Vote of Security Holders.............   26

Item 5.  Other Information...............................................   26

Item 6.  Exhibits and Reports on Form 8-K................................   26

Signatures   ............................................................   27

                                     PART I

                    Item 1. Financial Statements (Unaudited)


                     Index to Unaudited Financial Statements

                                                                                                       Page No.
                                                                                                       --------
Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.............................    4


Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999...........    5


Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999............    6


Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2000............    7


Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999............    8


Notes to Consolidated Financial Statements.............................................................    9

                          KONOVER PROPERTY TRUST, INC.

                           Consolidated Balance Sheets

                                                                                     September 30, 2000     December 31, 1999
                                                                                         (Unaudited)            (Audited)
                                                                                   ---------------------------------------------
                                                                                      (in thousands, except per share data)
                                                            Assets
Income producing properties:
   Land                                                                            $        129,492           $     119,360
   Buildings and improvements                                                               536,215                 516,579
   Deferred leasing and other charges                                                        44,226                  35,605
                                                                                   ---------------------------------------------
                                                                                            709,933                 671,544
   Accumulated depreciation and amortization                                                (97,727)                (89,019)
                                                                                   ---------------------------------------------
                                                                                            612,206                 582,525
   Properties under development                                                              17,110                  65,924
   Properties held for sale                                                                  19,738                     611


 Other assets:
   Cash and cash equivalents                                                                 16,571                   8,164
   Restricted cash                                                                            6,614                   8,634
   Tenant and other receivables, net of allowance of $1,707 and $1,588 at September
     30, 2000 and December 31, 1999, respectively                                             6,378                   9,974
   Deferred charges and other assets                                                         13,847                  12,197
   Investment in and advances to unconsolidated entities                                     26,097                  26,143
   Notes receivable                                                                             646                   5,285
                                                                                   ---------------------------------------------
                                                                                   $        719,207           $     719,457
                                                                                   =============================================

                                             Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                       $        382,549           $     362,041
   Capital lease obligations                                                                    489                     698
   Accounts payable and other liabilities                                                    25,532                  22,661
                                                                                   ---------------------------------------------
                                                                                            408,570                 385,400

Commitments and contingencies

Minority interest in Operating Partnership                                                    9,180                  12,999
                                                                                   ---------------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680 issued and outstanding at September 30, 2000 and December 31, 1999,
     respectively                                                                            18,679                  18,679
   Stock purchase warrants                                                                        9                       9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,232,424 and
         30,868,630 issued and outstanding at September 30, 2000 and December 31,
         1999, respectively                                                                     312                     309
   Additional paid-in capital                                                               297,438                 307,871
   Accumulated deficit                                                                      (14,526)                 (5,432)
   Deferred compensation - Restricted Stock Plan                                               (455)                   (378)
                                                                                   ---------------------------------------------
                                                                                            301,457                 321,058
                                                                                   ---------------------------------------------
                                                                                   $        719,207           $     719,457
                                                                                   =============================================

     The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                         Three Months ended September 30,
                                                                                          2000                   1999
                                                                                   ---------------------------------------------
Rental operations:                                                                    (in thousands, except per share data)
    Revenues:
        Base rents                                                                      $    16,849         $    15,834
        Percentage rents                                                                        327                 250
        Property operating cost recoveries                                                    4,248               3,804
        Other income                                                                            260                 891
                                                                                   ---------------------------------------------
                                                                                             21,684              20,779
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               2,646               2,425
        Utilities                                                                               829                 786
        Real estate taxes                                                                     2,192               2,100
        Insurance                                                                               313                 284
        Marketing                                                                               148                 147
        Other                                                                                 1,409               1,400
                                                                                   ---------------------------------------------
                                                                                              7,537               7,142
    Depreciation and amortization                                                             6,939               6,574
                                                                                   ---------------------------------------------
                                                                                             14,476              13,716
                                                                                   ---------------------------------------------
                                                                                              7,208               7,063
                                                                                   ---------------------------------------------
Other expenses:
    General and administrative                                                                1,467               1,778
    Interest, net                                                                             7,353               3,955
                                                                                   ---------------------------------------------
(Loss) income from operations                                                                (1,612)              1,330
    Loss on sale of real estate                                                               1,069                  18
    Abandoned transaction costs                                                                  88                  26
    Equity in losses (earnings) of unconsolidated ventures:
        Technology venture                                                                    1,226                   -
        Real estate operations                                                                  566              (1,455)
                                                                                   ---------------------------------------------
(Loss) income before minority interest                                                       (4,561)              2,741
                                                                                   ---------------------------------------------
    Minority interest                                                                           121                (233)
                                                                                   ---------------------------------------------
Net (loss) income                                                                            (4,440)              2,508
    Preferred dividends                                                                        (271)               (268)
                                                                                   ---------------------------------------------
Net (loss) income applicable to common stockholders                                    $     (4,711)        $     2,240
                                                                                   =============================================

Basic (loss) income applicable to common stockholders per share                        $      (0.15)        $      0.07
                                                                                   =============================================

Weighted-average number of common shares outstanding                                         31,109              30,751
                                                                                   =============================================

Diluted (loss) income applicable to common stockholders per share                      $      (0.15)        $      0.07
                                                                                   =============================================

Weighted-average number of diluted shares outstanding                                        31,109              34,394
                                                                                   =============================================

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                         Nine Months ended September 30,
                                                                                          2000                   1999
                                                                                   ---------------------------------------------
Rental operations:                                                                    (in thousands, except per share data)
    Revenues:
        Base rents                                                                      $    51,770         $    46,382
        Percentage rents                                                                        558                 819
        Property operating cost recoveries                                                   13,048              11,799
        Other income                                                                          1,536               2,095
                                                                                   ---------------------------------------------
                                                                                             66,912              61,095
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               7,707               6,928
        Utilities                                                                             2,189               2,032
        Real estate taxes                                                                     6,552               6,037
        Insurance                                                                               831                 764
        Marketing                                                                               229                 464
        Other                                                                                 4,063               3,705
                                                                                   ---------------------------------------------
                                                                                             21,571              19,930
    Depreciation and amortization                                                            21,326              18,588
                                                                                   ---------------------------------------------
                                                                                             42,897              38,518
                                                                                   ---------------------------------------------
                                                                                             24,015              22,577
                                                                                   ---------------------------------------------
Other expenses:
    General and administrative                                                                4,792               4,450
    Interest, net                                                                            20,475              11,125
                                                                                   ---------------------------------------------
(Loss) income from operations                                                                (1,252)              7,002
    Loss on sale of real estate                                                               1,943                 231
    Abandoned transaction costs                                                                 106                 163
    Equity in losses (earnings) of unconsolidated ventures:
        Technology venture                                                                    4,865                   -
        Real estate operations                                                                1,384              (1,428)
                                                                                   ---------------------------------------------
(Loss) income before minority interest                                                       (9,550)              8,036
                                                                                   ---------------------------------------------
    Minority interest                                                                           456                (420)
                                                                                   ---------------------------------------------
Net (loss) income                                                                            (9,094)              7,616
    Preferred dividends                                                                        (813)               (818)
                                                                                   ---------------------------------------------
Net (loss) income applicable to common stockholders                                    $     (9,907)        $     6,798
                                                                                   =============================================

Basic (loss) income applicable to common stockholders per share                        $      (0.32)        $      0.22
                                                                                   =============================================

Weighted-average number of common shares outstanding                                         30,884               30,873
                                                                                   =============================================

Diluted (loss) income applicable to common stockholders per share                      $      (0.32)        $      0.22
                                                                                   =============================================

Weighted-average number of diluted shares outstanding                                        30,884              34,459
                                                                                   =============================================

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                 Consolidated Statement of Stockholders' Equity

                      Nine Months ended September 30, 2000
                                   (Unaudited)

                      (in thousands except per share data)

                                                          Convertible    Stock Purchase                    Additional Paid
                                                        Preferred Stock     Warrants       Common Stock       in Capital
                                                      ---------------------------------------------------------------------
   December 31, 1999                                  $      18,679     $       9        $     309         $     307,871
   Issuance of 22,512 employee stock purchase plan
     shares                                                       -             -                -                    98
   Issuance of 104,900 restricted shares                          -             -                1                   569
   Repurchase of 8,999 restricted shares                          -             -                -                  (48)
   Cancellation of 15,495 restricted stock                        -             -                -                  (98)
   OP units converted into 260,876 common shares                  -             -                2                 2,476
   Expenses related to sale of common stock to Lazard             -             -                -                  (479)
   Compensation under stock plans                                 -             -                -                     -
   Stock options issued for services                              -             -                -                    61
   Adjustment to value of minority interest in
     Operating Partnership                                        -             -                -                   510
   Preferred stock dividends ($0.375 per share)                   -             -                -                 (813)
   Common stock dividends ($0.375 per share)                      -             -                -              (12,709)
   Net loss                                                       -             -                -                     -
                                                      ---------------------------------------------------------------------
  Balance at September 30, 2000                       $      18,679     $       9        $     312         $     297,438
                                                      =====================================================================


                                                                             Deferred
                                                                           Compensation
                                                          Accumulated    Restricted Stock
                                                            Deficit            Plan             Total
                                                      ------------------------------------------------------
 Balance at December 31, 1999                          $      (5,432)    $      (378)      $   321,058
  Issuance of 22,512 employee stock purchase plan
    shares                                                         -               -                98
  Issuance of 104,900 restricted shares                            -            (407)              163
  Repurchase of 8,999 restricted shares                            -               -               (48)
  Cancellation of 15,495 restricted stock                          -              98                 -
  OP units converted into 260,876 common shares                    -               -             2,478
  Expenses related to sale of common stock to Lazard               -               -              (479)
  Compensation under stock plans                                   -             232               232
  Stock options issued for services                                -               -                61
  Adjustment to value of minority interest in
    Operating Partnership                                          -               -               510
  Preferred stock dividends ($0.375 per share)                     -               -              (813)
  Common stock dividends ($0.375 per share)                        -               -           (12,709)
  Net loss                                                    (9,094)              -            (9,094)
                                                      ------------------------------------------------------
 Balance at September 30, 2000                         $     (14,526)    $      (455)      $   301,457
                                                      ======================================================

        The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                              2000            1999
                                                                                         --------------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
   Net (loss) income                                                                       $   (9,094)     $     7,616
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Minority interest                                                                         (456)             420
       Depreciation and amortization                                                            21,326          18,588
       Loss on sale of real estate                                                               1,943             231
       Abandoned transaction costs                                                                 106             163
       Amortization of deferred financing costs                                                  1,772           1,496
       Technology venture operations                                                             4,865               -
       Amortization of debt premium                                                              (391)           (783)
       Net changes in:
         Tenant and other receivables                                                            2,830             149
         Deferred charges and other assets                                                     (1,471)         (7,097)
         Accounts payable and other liabilities                                                (1,729)           4,731
                                                                                         --------------------------------
         Net cash provided by operating activities                                              19,701          25,514
                                                                                         --------------------------------
Cash flows from investing activities:
   Investment in income-producing properties                                                  (24,550)        (57,580)
   Net proceeds from sale of real estate                                                         3,553               -
   Acquisitions of income-producing properties, net                                                  -        (54,782)
   Payments received on notes receivable, net                                                    4,639           7,042
   Investment in and advances to unconsolidated entities                                       (4,819)           3,370
   Change in restricted cash                                                                     2,020             434
                                                                                         --------------------------------
          Net cash used in investing activities                                               (19,157)       (101,516)
                                                                                         --------------------------------
Cash flows from financing activities:
   Proceeds from debt on income properties                                                      24,950          33,580
   Repayment of debt on income properties                                                      (4,052)         (3,060)
   Expenses related to sale of common stock                                                      (479)           (259)
   Deferred financing charges                                                                  (3,129)           (875)
   Other debt repayments                                                                         (210)           (176)
   Issuance of shares under employee stock purchase plan                                            98              88
   Dividends paid                                                                              (9,267)        (13,533)
   Repurchase of common stock                                                                     (48)         (2,967)
                                                                                         --------------------------------
          Net cash provided by financing activities                                              7,863          12,798
                                                                                         --------------------------------

Net increase (decrease) in cash and cash equivalents                                             8,407        (63,204)
Cash and cash equivalents at beginning of period                                                 8,164          72,302
                                                                                         --------------------------------
Cash and cash equivalents at end of period                                               $      16,571   $       9,098
                                                                                         ================================
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                             $      22,681   $      18,703
                                                                                         ================================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

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

         On September 30, 2000 the Company-owned and consolidated properties consisted of:

1. 38 community shopping centers in nine states aggregating approximately 5,302,000 square feet;

2. 9 outlet centers in nine states aggregating approximately 1,977,000 square feet;

3. 16 Vanity Fair (VF) anchored centers in 12 states aggregating approximately 1,424,000 square feet;

4. 2 centers under redevelopment and one center being held for sale with all three centers aggregating approximately 697,000 square feet; and

5. approximately 150 acres of outparcel land located near or adjacent to certain of the Company's centers, which are being marketed for lease or sale.

         The weighted-average square feet of gross leasable area for owned and consolidated properties was 9.5 million square feet for the nine months ended September 30, 2000 and 8.8 million square feet for the same period in 1999.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of September 30, 2000. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts substantially all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

         The Company has two taxable subsidiaries, Sunset KPT Investment, Inc. formed under the laws of Delaware, and truefinds.com, Inc. (doing business as Image Twin) formed under the laws of Maryland. These taxable subsidiaries develop properties, buy and sell properties, provide equity to developers, perform third party management, leasing and brokerage services and had pursued certain technology ventures which at September 30, 2000 consists of a body scanning measurement technology. Sunset KPT Investment Inc. currently owns RMC/Konover Property Trust, LLC, a third party property management business operating mainly in Florida, and holds a 60% ownership interest in approximately

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

2,700 acres of undeveloped land in Brunswick County, North Carolina. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially, all of the voting common stock is held by certain officers of the Company. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company, its subsidiaries and the Operating Partnership. All significant inter-company balances have been eliminated in consolidation.

         Properties owned or owned less than 100% and controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the Operating Partnership to manage, directly or indirectly, day-to-day operations, refinance debt and sell the assets of the entity that owns the property without the consent of the other owners and the inability of the other owners to replace the general partner or manager. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ended December 31, 2000. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

         For the three and nine months ended September 30, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,108,904 and 30,884,019, respectively. Potential dilutive common shares have been excluded from diluted earnings per share for the three and nine months ended September 30, 2000 because their inclusion would be antidilutive.

         For the three months and nine months ended September 30, 1999, the denominator for diluted earnings per share is calculated as follows (in thousands):

                                             Three Months        Nine Months
                                                 Ended              Ended
                                             September 30,      September 30,
                                                  1999               1999
                                             --------------------------------
   Denominator:
     Denominator- weighted average shares         30,751           30,873
     Effect of dilutive securities:
         Preferred stock                           2,211            2,213
         Employee stock options                       33               33
         Restricted stock                            334              274
         Operating Partnership Units               1,065            1,066
                                             --------------------------------
     Dilutive potential common shares              3,643            3,586
                                             --------------------------------
     Denominator- adjusted weighted average
        shares and assumed conversions            34,394           34,459
                                             ================================

Dividends

         In September, 2000, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of September 25, 2000. A dividend on outstanding shares and dividend equivalent related to stock-based compensation totaling $4.6 million was paid on October 10, 2000.

Comprehensive Income

         Comprehensive income equals net income for all periods presented.

Properties Held for Sale and Redevelopment

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company intends to sell a non-strategic outlet center located in Las Vegas, Nevada. The net carrying value of this center at September 30, 2000 is $19.7 million which approximates its fair value less selling costs. The center generated a net operating loss of $0.1 million for the nine months ended September 30, 2000 and net operating income of $0.3 million for the same period in 1999.

         The Company's Nashville center, which is currently classified as a held for sale/redevelopment property, is a 286,000 square foot retail outlet shopping center on 33 acres in Nashville, Tennessee. The net operating income of the Nashville center has declined as a result of competition from the new Opry Mills. The Company is in the process of evaluating redevelopment opportunities including re-tenanting, determining alternative uses and/or disposal. Based on the outcome of this evaluation, the Company will determine whether the approximate $19 million of book value for this property is ultimately realizable.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

3.       Acquisitions and Dispositions

     A summary of the Company's acquisition activity since 1997 follows (in thousands):

                                                                                                                OP Units
                               State                      Square      Purchase           Debt                    ($9.50
                             Location         Date         Feet         Price          Assumed       Cash      per share)
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
1999
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
                                                       =========== ============== ============= ============= ==========

(1) Includes 250 units to be issued upon the completion of certain contingencies contained in the agreement. To date, certain of the contingencies were met, which resulted in the issuance of 177 of the 250 OP units. The remaining 73 OP units continue to be subject to various contingencies at September 30, 2000.

         In May 2000, the Company sold a center that was held for sale for its approximate net book value of $0.6 million. In September 2000, the Company sold a retail shopping center in Georgia for approximately $3 million resulting in a loss of $1.1 million. The centers did not conform to the Company's long-term strategic plan.

                          KONOVER PROPERTY TRUST, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

4.       Investment in and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at September 30, 2000 and December 31, 1999 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                  September 30,    December 31,
Entity                                               Location        Ownership         2000            1999
------------------------------------------------- ---------------- -------------- --------------- ----------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)         Apex and
                                                  Pembroke, NC          50%       $    2,574      $       2,440
Park Place KPT LLC                                Morrisville, NC       50%            6,527              6,245
Falls Pointe KPT LLC                              Raleigh, NC           50%            5,352              7,059

Taxable Subsidiaries (See Note 1):

Sunset KPT Investment, Inc.                                             85%           13,012              9,888
truefinds.com, Inc.                                                     95%           (1,368)(1)            511

                                                                                  --------------- ----------------
                                                                                  $   26,097      $      26,143
                                                                                  =============== ================

(1) Net balance in truefinds.com, Inc. represents the pro-rata share of accumulated losses in excess of investments in and advances to truefinds.com, Inc.

         The development of the venture properties are subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such developments will be completed. All debt incurred by unconsolidated ventures is secured by their respective properties as well as various guarantees of the Company and by the Company's respective venture partners. At September 30, 2000, the Company is a guarantor on approximately $5 million of debt secured by undeveloped land in Brunswick County, North Carolina.

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

             (All data in thousands and excludes straight line rent)

                                         Community      Outlet         VF
                                         Centers (1)   Centers (2)   Centers     HRD (1)(2)  All others     Total
Nine months ended September 30, 2000:
    NOI                                  $  26,610     $   14,450  $   3,024    $   1,559   $   (302)   $   45,341
    Total Assets                         $ 352,946     $  187,300  $  43,841    $  53,332   $  81,788   $  719,207

Nine months ended September 30, 1999:
    NOI                                  $  19,205     $   16,563  $   3,929    $   1,764   $     155   $   41,616
    Total Assets                         $ 284,512     $  210,887  $  49,660    $  95,020   $  73,692   $  713,771

(1) Mount Pleasant was under development during 1999 and was stabilized in 2000. Accordingly, the NOI and total assets for Mount Pleasant are included in the HRD segment in 1999 and the community center segment in 2000.

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

Selected Financial Data

         Industry analysts generally consider Funds From Operations ("FFO") an appropriate measure of performance for an equity REIT. Beginning in 2000 the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition FFO means net income before extraordinary items (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses on the sale of real estate plus real estate depreciation and amortization. Management believes that FFO, as defined herein, is an appropriate measure of the Company's operating performance because reductions for depreciation and amortization charges are not meaningful in evaluating the operating results of its properties, which have historically been appreciating assets. All prior periods have been restated.

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

                                                                              Konover Property Trust, Inc.
                                                                                       (Unaudited)
                                                                  Three months ended                 Nine months ended
                                                                     September 30,                     September 30,
                                                                 2000             1999             2000             1999
                                                           ----------------- ---------------- ---------------- ----------------
Operating Data:
    Rental revenues                                        $     21,684      $     20,779     $     66,912     $     61,095
    Property operating costs                                      7,537             7,142           21,571           19,930
                                                           ----------------- ---------------- ---------------- ----------------
        Net operating income                                     14,147            13,637           45,341           41,165
    Depreciation and amortization                                 6,939             6,574           21,326           18,588
    General and administrative                                    1,467             1,778            4,792            4,450
    Interest, net                                                 7,353             3,955           20,475           11,125
    Loss on sale of real estate                                   1,069                18            1,943              231
    Abandoned transaction costs                                      88                26              106              163
    Equity in losses (earnings) of unconsolidated
    entities:
        Technology venture                                        1,226                 -            4,865                -
        Real estate operations                                      566            (1,455)           1,384           (1,428)
                                                           ----------------- ---------------- ---------------- ----------------
    (Loss) income before minority interest                 $     (4,561)     $      2,741     $     (9,550)    $      8,036
    Minority interest                                               121              (233)             456             (420)
                                                           ----------------- ---------------- ---------------- ----------------
    Net (loss) income                                      $     (4,440)            2,508     $     (9,094)    $      7,616
    Preferred stock dividends                                      (271)             (268)            (813)            (818)
                                                           ----------------- ---------------- ---------------- ----------------
    (Loss) income applicable to common stockholders        $     (4,711)     $      2,240     $     (9,907)    $      6,798
                                                           ================= ================ ================ ================
    Basic (loss) income per common share:
    Basic (loss) income applicable to common stockholders
         per share                                         $     (0.15)      $       0.07     $      (0.32)    $       0.22
                                                           ================= ================ ================ ================

    Weighted-average common shares outstanding                   31,109            30,751           30,884           30,873
                                                           ================= ================ ================ ================
    Diluted (loss) income per common share:
    Diluted (loss) income applicable to common
        stockholders per share                             $      (0.15)     $       0.07     $      (0.32)    $       0.22
                                                           ================= ================ ================ ================

    Weighted average common shares outstanding diluted           31,109            34,394           30,884           34,459
                                                           ================= ================ ================ ================

                                                                   Three months ended                  Nine months ended
                                                                      September 30,                      September 30,
                                                          -----------------------------------------------------------------
                                                                 2000               1999             2000            1999
                                                          -----------------------------------------------------------------
       Other Data:
       EBITDA:
       Net (loss) income                                  $   (4,440)          $    2,508        $   (9,094)     $    7,616
         Adjustments:
              Interest, net                                     7,353               3,955             20,475         11,125
              Depreciation and amortization                     6,939               6,574             21,326         18,588
              Loss on sale of real estate                       1,069                  18              1,943            231
              Abandoned transaction costs                          88                  26                106            163
              Equity in losses (earnings) of
                  unconsolidated entities                       1,792             (1,455)              6,249        (1,428)
              Minority interest                                 (121)                 233              (456)            420
                                                          =================================================================
                                                          $    12,680          $   11,859        $    40,549     $   36,715
                                                          =================================================================

        Funds from Operations:
        Net (loss) income                                 $   (4,440)          $    2,508        $   (9,094)     $    7,616
        Adjustments:
             Real estate depreciation and amortization          5,971               5,647             18,161         15,729
             Stock based compensation amortization                602                 512              2,252          1,460
             Loss on sale of real estate                        1,069                  18              1,943            231
             Technology venture operations                      1,226                   -              4,865              -
             Share of depreciation in unconsolidated
                  ventures                                        197                  24                588             72
             Minority interest in Operating Partnership         (121)                  67              (252)            233
                                                          -----------------------------------------------------------------
                                                          $     4,504          $    8,776        $    18,463     $   25,341
                                                          =================================================================

      Weighted average shares outstanding diluted(a)      $    34,708          $   34,394        $    34,575     $   34,459
                                                          =================================================================
      Funds Available for Distribution/Reinvestment:
        Funds from Operations                             $     4,504          $    8,776        $    18,463     $   25,341
        Adjustments:
                Capitalized leasing costs                       (489)               (435)            (1,468)        (1,484)
                Capitalized tenant allowances                   (461)               (533)            (1,591)        (1,096)
                Recurring capital expenditures                  (500)               (422)              (549)          (553)
                                                          -----------------------------------------------------------------
                                                          $     3,054          $    7,386        $    14,855     $   22,208
                                                          =================================================================
      Dividends declared on quarterly earnings            $     4,630          $    4,501        $    13,897     $   13,533
                                                          =================================================================
      Dividends declared on quarterly earnings per
        share                                             $     0.125          $    0.125        $     0.375     $    0.375
                                                          =================================================================
      Cash Flows:
        Cash flows provided by operating activities       $     7,339          $    6,728        $    19,701     $   25,514
        Cash flows used in investing activities                 (994)            (29,593)           (19,157)      (101,516)
        Cash flows (used in) provided by financing
             activities                                       (4,329)              14,305              7,863         12,798
                                                          -----------------------------------------------------------------
        Net increase (decrease) in cash and cash
             equivalents                                  $     2,016          $    8,560        $     8,407     $ (63,204)
                                                          =================================================================

(a) The computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share" appears in the table on the following page.

                                                           Balance at September 30,
                                                              2000           1999
                                                          -------------- -------------
       Balance Sheet Data:
         Income-producing properties (before
             depreciation and amortization)               $  709,933     $  642,994
         Total assets                                        719,207        713,771
         Debt on income properties                           382,549        338,613
         Total liabilities                                   408,570        359,994
         Minority interest                                     9,180         12,917
         Total stockholders' equity                          301,457        340,860
       Portfolio Property Data:
         Total GLA (at end of period)                          9,400          9,419
         Weighted average GLA                                  9,505          8,790
         Number of properties (at end of period)                  66             69
         Occupancy (at end of period):
              Operating                                          92.1%          92.6%
              Held for sale/redevelopment/development            48.5%          59.5%


                                                      Three months ended           Nine months ended
                                                         September 30,               September 30,
                                                      2000          1999           2000          1999
                                                   --------------------------------------------------------
   Denominator:
     Denominator- weighted average common shares     31,109         30,751         30,884        30,873
     Effect of dilutive securities:
         Preferred stock                              2,169          2,211          2,169         2,213
         Employee stock options                           -             33              -            33
         Restricted stock                               450            334            464           274
         Operating Partnership units                    980          1,065          1,058         1,066
                                                   --------------------------------------------------------
     Dilutive potential common shares                 3,599          3,643          3,691         3,586
                                                   --------------------------------------------------------
     Denominator- adjusted weighted average shares
         and assumed conversions                     34,708         34,394         34,575        34,459
                                                   ========================================================

Results of Operations

Three Months Ended September 30, 2000 compared to the Three Months Ended September 30, 1999.

Net Loss Applicable to Common Stockholders

         The Company reported a net loss applicable to common stockholders of ($4.7) million, or ($0.15) per common share, for the three months ended September 30, 2000. The same period in 1999 reported net income applicable to common stockholders of $2.2 million, or $0.07 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $0.4 million, or 2.9%, to $14.1 million from $13.7 million for the same period in 1999. Including the effect of straight-line rent adjustment ($0.1 million) NOI increased by $0.5 million. This increase was partly attributable to the $1.7 million in NOI growth generated from 1999 acquisitions and completed expansions and developments. The NOI growth generated from the 1999 acquisitions and completed expansions and developments was partially offset by decreasing NOI of $0.5 million from two centers under redevelopment and one center being held for sale with the remaining decreases related to the VF and outlet operating segments.
>> The Company recognized losses from unconsolidated ventures of $1.8 million for the three months ended September 30, 2000, including a $1.2 million loss related to the technology venture operations. The same period in 1999 reported earnings from unconsolidated ventures of $1.5 million. Losses from unconsolidated real estate venture operations for 2000 include three operating community centers and RMC/Konover Property Trust LLC, a third party property management business. Earnings from unconsolidated real estate venture operations for 1999 are primarily related to dividend income of $1.4 million received from the sale of a joint venture interest.
>> Net interest expense increased by $3.4 million, or 85%, to $7.4 million from $4.0 million for the same period in 1999.
>>   Through acquisitions, depreciation and amortization increased by $0.4 million.
>>   General and administrative expenses decreased by $0.3 million.
>> The Company incurred losses on the sale of real estate of $1.1 million for the three months ended September 30, 2000.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

         EBITDA was $12.7 million for the three months ended September 30, 2000, an increase of $0.8 million or 6.7%, from $11.9 million for the same period in 1999. The increase was primarily due to increased NOI of $0.5 million over 1999, including adjustment for straight line rent (as described above) and by a $0.3 million decrease in general and administrative expenses.

         Funds from Operations ("FFO") for the three months ended September 30, 2000 decreased $4.3 million, or 48.9%, to $4.5 million. The Company's FFO for the same period in 1999 was $8.8 million. FFO decreased primarily as a result of:
>> a $0.5 million increase in NOI and a decrease in general and administrative expenses of $0.3 million, offset by
>> an increase in equity in losses in unconsolidated ventures of $1.9 million, exclusive of losses from the technology venture operations and the Company's share of depreciation from these unconsolidated ventures, and
>>   an increase in net interest expense of $3.4 million.

Tenant Income

         Base rent, including straight-line rent, increased to $16.8 million for the three months ended September 30, 2000 from $15.8 million for the same period in 1999. Base rent before the adjustment for straight-line rent increased $0.9 million, or 5.7%, to $16.8 million for the three months ended September 30, 2000 when compared to $15.9 million in 1999. The increase in base rent for the three months ended September 30, 2000 is attributable primarily to the $1.9 million in base rent, excluding straight-line rent, attributable to the 1999 acquisitions and completed expansions and developments. These increases were offset by a decrease of base rent of $0.5 million related to properties sold since September 1999 and other properties under redevelopment or held for sale. During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 3.3%.

         Recoveries from tenants increased for the three months ended September 30, 2000 to $4.2 million compared to $3.8 million in the same period of 1999. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries increased to $0.45 for the three months ended September 30, 2000 when compared to $0.42 for the same period in 1999. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, increased to 71% for the three months ended September 30, 2000 as compared to 68% for the same period in 1999. With respect to approximately 13.2% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income decreased $0.6 million to $0.3 million for the three months ended September 30, 2000 compared to $0.9 million in the same period of 1999 primarily as a result of decreased leasing fee income of $0.3 million.

Property Operating Expenses

         Property operating costs increased $0.4 million, or 5.6%, to $7.5 million for the three months ended September 30, 2000 from $7.1 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 3.3% to 9.5 million square feet in 2000 from 9.2 million square feet in 1999. On a weighted-average square-foot basis, operating expenses increased 1.3% to $0.79 from $0.78 per weighted average square foot.

General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 2000 decreased $0.3 million, or 16.7%, to $1.5 million in 2000 from $1.8 million in the same period of 1999. General and administrative expenses decreased as a percentage of revenues to 6.8% for the three months ended September 30, 2000 from 8.6% in the same period of 1999. The decrease is primarily related to a reduction in the number of employees and to the changes in employee benefits compared to prior year. Also, 1999 reflects moving costs related to the addition of corporate office space.

Depreciation and Amortization

         Depreciation increased to $4.7 million for the three months ended September 30, 2000 compared to $4.2 million in the same period of 1999. The increase is due primarily to the 1999 acquisitions. Amortization of deferred leasing and other charges and stock based compensation amortization decreased $0.2 million to $2.2 million. On a weighted-average square-foot basis, depreciation and amortization increased to $0.73 in 2000 from $0.72 in 1999.

Interest Expense

         Interest expense for the three months ended September 30, 2000, net of interest income of $1.4 million, increased by $3.4 million, or 85%, to $7.4 million compared to $4.0 million, net of interest income of $2.6 million, for the same period in 1999. This increase resulted primarily from higher borrowing levels in 2000 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, in the three months ended September 30, 2000, debt outstanding was $382.8 million, and the average interest rate was 8.3%. This compares to $328.5 million of outstanding debt and a 7.6% average interest rate in 1999. The Company capitalized $0.4 million of interest costs associated with its development projects in the three months ended September 30, 2000 compared to $0.5 million in the same period of 1999. Additional impacts to net interest expense are related to the accounting for preferred return income on real estate venture projects which were under development in 1999 and currently operating. Interest income related to borrowings from unconsolidated real estate ventures has also declined due to payment of certain borrowings.

Results of Operations

Nine Months Ended September 30, 2000 compared to the Nine Months Ended September 30, 1999.

Net Loss Applicable to Common Stockholders

         The Company reported a net loss applicable to common stockholders of ($9.9) million, or ($0.32) per common share, for the nine months ended September 30, 2000. The same period in 1999 reflected net income applicable to common stockholders of $6.8 million, or $0.22 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $3.7 million, or 8.9%, to $45.3 million from $41.6 million for the same period in 1999. Including the effect of straight-line rent adjustment ($0.4 million) NOI increased by $4.1 million. This increase was partly attributable to the $7.7 million in NOI growth generated from 1999 acquisitions and completed expansions and developments. The NOI growth generated from the 1999 acquisitions and completed expansions and developments was partially offset by decreasing NOI of $1.7 million from two centers under redevelopment and one center held for sale with the remaining decreases related to the VF and outlet operating segments.
>> The Company recognized losses from unconsolidated ventures of $6.2 million, including a $4.9 million loss related to the technology venture operations for the nine months ended September 30, 2000. The same period in 1999 reported earnings from unconsolidated ventures of $1.4 million. Losses from unconsolidated real estate venture operations for 2000 include three operating community centers and RMC/Konover Property Trust LLC. Earnings from unconsolidated real estate venture operations for 1999 are primarily related to dividend income of $1.4 million received from the sale of a joint venture interest.
>> Net interest expense increased by $9.4 million, or 84.7%, to $20.5 million from $11.1 million for the same period in 1999.
>> Through acquisitions, depreciation and amortization increased by $2.7 million and general and administrative expenses increased by $0.3 million.
>> The Company incurred losses on the sale of real estate of $1.9 million for the nine months ended September 30, 2000 as compared to $0.2 million for the same period in 1999.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

         EBITDA was $40.5 million for the nine months ended September 30, 2000, an increase of $3.8 million or 10.4%, from $36.7 million for the same period in 1999. The increase was primarily due to increased NOI of $4.1 million over 1999, including adjustment for straight line rent (as described above) offset by increased general and administrative expenses of $0.3 million.

         Funds from Operations ("FFO") for the nine months ended September 30, 2000 decreased $6.8 million, or 27.3%, to $18.5 million. The Company's FFO for the same period in 1999 was $25.3 million. FFO increased primarily as a result of:
>> $4.1 million increase in NOI and a $0.5 million decrease in non-real estate depreciation and amortization offset by,
>> an increase in equity in losses in unconsolidated ventures of $2.3 million, exclusive of losses from the e-commerce operations and the Company's share of depreciation from these unconsolidated ventures.
>>   an increase in net interest expense of $9.4 million.
>>   an increase in general and administrative expenses of $0.3 million.

Tenant Income

         Base rent, including straight-line rent, increased to $51.8 million for the nine months ended September 30, 2000 from $46.4 million for the same period in 1999. Base rent before the adjustment for straight-line rent increased $5.0 million, or 10.7%, to $51.8 million for the nine months ended September 30, 2000 when compared to $46.8 million in 1999. The increase in base rent for the nine months ended September 30, 2000 is attributable primarily to the $7.9 million in base rent, excluding straight-line rent, attributable to the 1999 acquisitions and completed expansions and developments. These increases are offset by a decrease in base rent of $2.9 million related to properties sold since September 1999 and other properties under redevelopment and held for sale. During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 8.1%.

         Recoveries from tenants increased for the nine months ended September 30, 2000 to $13.0 million compared to $11.8 million in the same period of 1999. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries increased to $1.37 for the nine months ended September 30, 2000 compared to $1.34 for the same period in 1999. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, remained relatively stable at 75.5% for the nine months ended September 30, 2000 as compared to 74.9% for the same period in 1999. With respect to approximately 13.2% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income decreased $0.6 million to $1.5 million for the nine months ended September 30, 2000 compared to $2.1 million in the same period of 1999 primarily as a result of decreased leasing fee income of $0.2 million, decreased lease buy-out income of $0.1 million and decrease management fee income of $0.2 million.

Property Operating Expenses

         Property operating costs increased $1.7 million, or 8.5%, to $21.6 million for the nine months ended September 30, 2000 from $19.9 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 8.0% to 9.5 million square feet in 2000 from 8.8 million square feet in 1999. On a weighted-average square-foot basis, operating expenses remained stable at $2.27.

General and Administrative Expenses

         General and administrative expenses for the nine months ended September 30, 2000 increased $0.3 million, or 6.7%, to $4.8 million in 2000 from $4.5 million in the same period of 1999. General and administrative expenses decreased as a percentage of revenues to 7.2% for the nine months ended September 30, 2000 from 7.3% in the same period of 1999.

Depreciation and Amortization

         Depreciation increased to $14.2 million for the nine months ended September 30, 2000 compared to $12.4 million in the same period of 1999. The increase is due primarily to the 1999 acquisitions. Amortization of deferred leasing and other charges and stock based compensation amortization increased $0.9 million to $7.1 million. On a weighted-average square-foot basis, depreciation and amortization increased to $2.24 in 2000 from $2.11 in 1999.

Interest Expense

         Interest expense for the nine months ended September 30, 2000, net of interest income of $5.2 million, increased by $9.4 million, or 84.7%, to $20.5 million compared to $11.1 million, net of interest income of $7.8 million, in the first nine months of 1999. This increase resulted primarily from higher borrowing levels in 2000 due to the investment in and acquisition of income-producing properties. On a weighted-average basis, in the first nine months of 2000, debt outstanding was $374.5 million, and the average interest rate was 8.2%. This compares to $315.8 million of outstanding debt and a 7.6% average interest rate in 1999. The Company capitalized $1.6 million of interest costs associated with its development projects in the first nine months of 2000 compared to $0.6 million in the same period of 1999. In addition, the Company incurred costs related to short-term line of credit extensions in the nine months ended September 30, 2000. Additional impacts to net interest expense are related to the accounting for preferred return income associated with projects which were under development in 1999 and currently operating. Interest income related to borrowings from unconsolidated real estate ventures has also declined due to payment of certain borrowings.

Liquidity and Capital Resources

Cash Flows

         The Company's cash and cash equivalents balance at September 30, 2000 was $16.6 million. Restricted cash, as reported in the financial statements, as of such date, was $6.6 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional loan collateral and to fund environmental and engineering work and recurring replacement costs.

         Net cash provided by operating activities was $19.7 million for the nine months ended September 30, 2000. Net cash used in investing activities was $19.2 million in that same period. The primary source and use of these funds included:

         >> $24.6 million invested in income-producing properties, primarily in community centers in North and South Carolina, and
         >> $4.8 million invested in or advanced to unconsolidated entities offset by,
         >> $4.6 million collected on the repayment of notes receivable, >> $3.6 million of net proceeds from sale of real estate, and >> $2.0 million reduction in restricted cash.

         Net cash provided by financing activities was $7.9 million for the nine months ended September 30, 2000. The primary transactions included:

         >>  $9.3 million for dividends paid,
         >>  $4.1 million for debt repayments,
         >> $3.1 million in deferred financing charges offset by, >> $25.0 million of net proceeds from debt on income producing properties.

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

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May, 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of September 30, 2000 was $86.9 million, which was secured by 23 properties, and matures in June, 2002.

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

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties previously securing the $150 million revolving credit facility secure this new facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of September 30, 2000, was $72.8 million including a $6.5 million unamoritized interest premium.

         On January 11, 2000, the Company closed on a $5 million line of credit with a financial institution. In March, 2000, the available borrowings were increased by $5 million to $10 million. The line of credit has an interest rate of LIBOR plus 2.0%. The line of credit balance as of September 30, 2000 was $6.7 million and matures on May 31, 2001. The line of credit is secured by a community shopping center in Georgia.

         The Company has a $2.5 million line of credit with a financial institution. The line of credit is secured by one of the Company's income-producing properties in South Carolina and has an interest rate of prime plus 1/2%. There were no outstanding borrowings on this line of credit at September 30, 2000.

         The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. The Company's policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.

         Any additional debt financing, including additional lines of credit, may be secured by mortgages on the Properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. Current mortgage financing instruments do limit the Company's ability to obtain additional indebtedness.

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

Current and Future Cash Needs

         The Company's management anticipates that cash generated from operations as well as access to capital resources, including additional borrowings and issuances of debt or equity securities, will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects. The Company's policy is to evaluate dividend distributions on a quarter to quarter basis. The Company is actively pursuing outside equity and/or debt to fund the ventures of its taxable subsidiaries. The Company anticipates future funding of truefinds.com, Inc. to be significantly less than prior periods.

Operating Plan

         Over the last three years, the Company's strategy has been to transition from an outlet center company to a community center company focused on the southeast. At September 30, 2000, the Company has 5.3 million square feet of community shopping centers. The Company is in the process of selecting an investment banking firm to assist the Company in developing and implementing a strategy for the potential sale of the Outlet and VF segments. Upon finalization of a plan of disposal, the resulting write-down of the book values of the assets in the Outlet and VF segments may be material to the Company's results of operations.

Dividends

         In September, 2000, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of September 25, 2000. A dividend on outstanding shares and dividend equivalent related to stock-based compensation totaling $4.6 million was paid on October 10, 2000.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales does not affect base rent, aside from renewals; however, sales declines could result in reduced revenue from percentage rent tenants, as well as overage rent paid to the Company. Both revenue items are directly impacted by sales volumes and represented 3.3% of the Company's total revenue for the nine months ended September 30, 2000 and 4.2% for the same period in 1999. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate cap related to the June 2000 $60 million term loan. The agreement, which required a $0.5 million payment out of the loan proceeds, caps the variable rate term loan at 10.66% for the entire term of the loan. As of September 30, 2000, the Company had approximately $112.8 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2000, our interest expense would be increased or decreased approximately $0.8 million for the nine months ended September 30, 2000. The Company has no fixed rate debt maturing in 2000.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27       Financial Data Schedule (EDGAR filing only)

    (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

         Signatures

================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KONOVER PROPERTY TRUST, INC.






                                         Date:  November 10, 2000



                                         By:  /S/ Daniel J. Kelly
                                            ------------------------------------
                                         Daniel J. Kelly, Sr. Vice President,
                                             Chief Financial Officer