Form 10-K
period 2000-12-31
KONOVER PROPERTY TRUST INC
filed 2001-04-02
CIK 899757

Washington, D.C. 20549
                United States Securities and Exchange Commission

                                    FORM 10-K

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or
            ( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         Commission File Number 1-11998

                          KONOVER PROPERTY TRUST, INC.
             (Exact name of Registrant as specified in its charter)


             Maryland                                     56-1819372
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  3434 Kildaire Farm Road, Suite 200
       Raleigh, North Carolina                                 27606
(Address of principal executive offices)                     (Zip Code)

                                 (919) 372-3000
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
                                    Yes X  No
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, at March 20, 2001, was approximately $44 million.

At March 20, 2001, there were 31,289,923 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                      Documents Incorporated by Reference
The Registrant's definitive Proxy Statement relating to its 2001 Annual Meeting is incorporated by reference into Part III of this report.

                          Konover Property Trust, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 2000

                                                                                                          Page
- --------------------------------------------------------------------------------------------------------------
                                     PART I
Item 1 - Business.........................................................................................3

Item 2 - Properties.......................................................................................6

Item 3 - Legal Proceedings................................................................................15

Item 4 - Submission of Matters to a Vote of Security Holders..............................................15

Item X - Executive Officers of the Registrant.............................................................15

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters........................17

Item 6 - Selected Financial Data..........................................................................18

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.............21

Item 7 A - Quantitative and Qualitative Disclosures About Market .........................................33

Item 8 - Financial Statements and Supplementary Data......................................................33

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............33

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant..............................................33

Item 11 - Executive Compensation..........................................................................33

Item 12 - Security Ownership of Certain Beneficial Owners and Management..................................34

Item 13 - Certain Relationships and Related Transactions..................................................34

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................35

                                     PART I

Item 1 - Business

General

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

         On December 31, 2000, the Company's owned properties ("Properties") consisted of:

1.       39 community shopping centers in nine states aggregating approximately
         5.5 million square feet;

2. Nine outlet centers in nine states aggregating approximately 2.0 million square feet;

3. 16 Vanity Fair (VF) anchored centers located in 12 states aggregating approximately 1.4 million square feet;

4. One center under development and scheduled for completion in the Fall of 2001; and

5. Two centers in two states aggregating approximately 0.5 million square feet that are held for sale.

         In addition, the Company had investments in:

         o four joint-venture community centers/developments which will consist of 404,000 square feet;

         o a land-development joint venture consisting of 2,100 acres; and

         o third-party management company with 7.9 million square feet under management or leasing contracts.

         Joint venture interests are discussed further in "Management Discussion and Analysis of Financial Condition and Results of Operations".

Business Strategy

         Over the last three years, the Company's strategy has been to transition from an outlet center company to a community center company focused on the Southeastern United States. As disclosed in November of 2000, the Company engaged Credit Suisse First Boston ("CSFB") to assist in the analysis and possible disposition of the outlet portfolio. More recently, the Company has expanded CSFB's engagement to include advice with respect to the Company's long-term strategic direction.

For the short term, the Company's focus will be on:

1. Reorganizing to emphasize property operations to enhance overall property NOI and thus the overall value of the Company; and
2. Working with CSFB in evaluating the Company's strategic alternatives, which may include the sale of the outlets, the sale of the Company, privatization, a merger or other business combination or continuing to operate the portfolio as a whole.

         These short-term goals will require senior management's full attention. The Company does not intend to begin any new development or acquisition projects in the short term. The Company will, however, continue the development of two significant ongoing projects, Millpond Village and Falls Pointe. In addition, the Company has ceased investments in ImageTwin, a subsidiary formed to commercialize apparel-sizing technology. ImageTwin, Millpond Village and Falls Pointe are each discussed below under "Significant 2000 Transactions."

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

         The Company's asset management team, which includes leasing, marketing, finance, and property management and development personnel, continually evaluates potential opportunities at its existing centers for further expansion, remerchandising, capital improvements and renovation, all in an effort to increase overall property value. The Company monitors each center's sales, occupancy and overall performance to determine its potential. Properties that may be underperforming are considered for re-tenanting, change of use or, in some cases, sale. In addition, the Company has an ongoing program of regular maintenance, periodic renovation and capital improvement of existing facilities in an effort to increase property values and tenants' sales.

Significant 2000 Transactions and Acquisitions

         Millpond Village. The Company continues the development of a 207,000-square foot office/retail community center in Raleigh, North Carolina. The Company moved its headquarters into this center in January 2001. Stabilization of this project, to be anchored by Lowes Foods, is expected in Fall 2001.

         Falls Pointe. The Company also continues its strategic venture with a local Raleigh developer to develop a 98,000-square foot retail community center located in Raleigh, North Carolina. Completion of this center, which will be anchored by Harris Teeter, is expected in Fall 2001.

         Acquisition. On December 19, 2000, the Company acquired the non-controlling interest of its joint venture partner in the Towne Centre shopping center located in Mt. Pleasant, South Carolina. The Company paid $2.3 million in cash and transferred ownership in land and certain development costs of approximately $1.2 million. In connection with this transaction, the Company obtained a $46.4 million loan, which replaced the construction loan previously in place.

         Dispositions. During 2000, the Company sold a 142,000-square foot center in Lake Park, Georgia and a 25,000-square foot property held for sale located in Conway, New Hampshire. The combined sales price of both properties was approximately $3.6 million.

         Technology Venture. In the fourth quarter of 2000, the Company ceased additional investments in ImageTwin, a technology venture launched in 1999. For the year ended December 31, 2000, the Company incurred a loss of $5.5 million related to this venture.

Financial Information about Segments

         For financial information about segments, refer to footnote 16 of the attached "Audited Consolidated Financial Statements."

Competition

         The commercial real estate development, management and investment industry is subject to competition for desirable sites, tenants and financing. The industry is fragmented, and we compete with local and national developers and owners of retail property. Many of our national competitors have greater assets and resources than the Company. The principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants, sales volume potential and property maintenance.

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

Insurance

         Management believes that each of the Properties is covered by adequate fire, flood, property and, in the case of the Vacaville and Towne Center properties, earthquake insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

         As of March 20, 2001, the Company and its affiliates employed 282 persons, 108 of whom are located at the Company's headquarters in Raleigh, North Carolina. The remaining 174 employees are property management, marketing and maintenance personnel located at the Properties, including 55 employees located in the Company's Tampa, Florida office. The Company believes that it has positive relations with its employees.

Item 2 - Properties

         The following tables set forth the location of, and certain information relating to, the Company's owned properties as of December 31, 2000:

                                                                 Gross
                                   Total                        Leasable
                                   Number       Land Area         Area         Percentage of     Economic
State                            of Centers     (Acres)           (GLA)          Total GLA       Occupancy
- -----------------------------------------------------------------------------------------------------------
Community Centers

Alabama                            1             53.5           525,505            5.6%         84.2%
Florida                            7            107.1           957,837           10.2%         87.0%
Georgia                            2             13.9           229,781            2.4%         98.8%
Kentucky                           1             16.7           176,615            1.9%         93.6%
North Carolina                    13            225.6         1,689,740           18.0%         90.8%
South Carolina                     6             87.9           811,045            8.6%         95.8%
Tennessee                          1             23.3           132,908            1.4%         85.7%
Texas                              1             19.2           176,071            1.9%         68.7%
Virginia                           7             91.2           783,555            8.3%         95.4%
                              -----------------------------------------------------------------------------

Subtotal Community Centers        39            638.4         5,483,057           58.3%         90.5%
                              -----------------------------------------------------------------------------

Outlet Centers (*)

Arizona                            1             26.9           170,683            1.8%         97.5%
California                         1             50.9           447,719            4.8%         95.5%
Maine                              1              4.1            24,550            0.3%         83.7%
Missouri                           1             29.4           287,522            3.1%         83.2%
New York                           1              4.5            43,650            0.5%         67.6%
North Carolina                     1             53.1           443,070            4.7%         95.5%
Tennessee                          1             16.5           151,256            1.6%         87.5%
Utah                               1             27.5           185,280            2.0%         94.1%
Washington                         1             26.0           223,383            2.4%         96.3%
                              -----------------------------------------------------------------------------

Subtotal Outlet Centers            9            238.9         1,977,113           21.2%         92.4%
                              -----------------------------------------------------------------------------

                                       6



VF - Anchored Centers (**)

Alabama                            1            Lease           104,630            1.1%         87.1%
Arizona                            1             14.2           127,575            1.4%         79.4%
Florida                            1             27.6            83,962            0.9%         85.8%
Illinois                           1             20.0            91,063            1.0%         88.9%
Iowa                               1             20.0           112,405            1.2%         97.7%
Kentucky                           1             21.3            63,891            0.7%         97.5%
Louisiana                          2             28.7           220,281            2.3%         96.9%
Mississippi                        1             16.8           129,412            1.4%         98.8%
Missouri                           1             23.7            86,249            0.9%         98.2%
Nebraska                           1             21.4            89,646            1.0%         91.1%
Tennessee                          1             23.3            60,229            0.6%         97.4%
Texas                              4             61.1           254,424            2.7%         98.2%
                              -----------------------------------------------------------------------------

Subtotal VF-Anchored Centers      16            278.1         1,423,767           15.1%         91.2%


Other (***)

Nevada                             1             25.7           229,959            2.4%         26.4%
Tennessee                          1             33.3           285,808            3.0%         37.5%
                              -----------------------------------------------------------------------------

Subtotal  Other                    2             59.0           515,767            5.5%         32.5%
                              -----------------------------------------------------------------------------

Total All Properties              66          1,214.4         9,399,704          100.0%         87.8%
                              =============================================================================

(*) Properties that generate a majority of their revenue from traditional outlet manufacturers and are destination oriented.
(**) A VF - anchored center is determined as follows: (i) has less than $1.5 million in total revenue (ii) generates at least 20% of its revenue from VF and
(iii) is less than 150,000 square feet.
(***) Properties held for sale.

                                                                  Land                  Gross
                                                                   Area                Leasable                            Economic
State           Center                        City               (Acres)  Year Built     Area         Key Tenants          Occupancy
- ------------------------------------------------------------------------------------------------------------------------------------
Community Centers:

Alabama         Mobile Festival               Mobile                53.5     1986        525,505  Circuit City,              84.2%
                                                                                                  Marshall's,
                                                                                                  Office Max,
                                                                                                  PharMor, Walmart
Florida         Crossroads at Mandarin        Jacksonville          10.6     1987         72,136  Food Lion                  88.9%
                Eastgate Plaza                Pensacola             19.9     1981        181,910  Winn Dixie                 90.1%
                Hollywood Festival            Hollywood             14.1     1968        135,056  Winn-Dixie                 75.7%
                Lake Point Centre             West Palm Beach       13.6     1997        119,570  Winn-Dixie, Walgreens      82.6%
                Lake Washington               Melbourne             13.3     1987        119,208  Publix                     91.5%
                Oakland Park                  Oakland               14.5     1966        132,226  Winn-Dixie, Eckerd         81.6%
                Square One                    Stuart                21.1     1989        197,731  Home Depot, Petsmart       94.8%
Georgia         Merchant's Festival (1)       Marietta              13.9     1984        151,820  Pier 1 Imports             98.1%
                South Cobb Festival (2)       Smyrna               Lease     1967         77,961  Cub Foods                 100.0%
Kentucky        Georgetown                    Georgetown            16.7     1991        176,615  Carolina Pottery,          93.6%
                                                                                                  ShoPro Theaters
North Carolina  Bolling Creek                 Roanoke Rapids         5.9     1992         41,090  Food Lion                 100.0%
                Celebration at Six Forks      Raleigh               11.1     1979        125,937  CVS, Pulse Athletic Club   83.9%
                Dare Center (3)               Kill Devil Hills     Lease     1988        115,288  Food Lion, Belk            93.8%
                Durham Festival               Durham                11.8     1968        131,825  Kroger                    100.0%
                Eastgate                      Raleigh                6.0     1966         52,575  Books a Million           100.0%
                Gateway                       Wilson                21.4     1992        167,207  Kmart                     100.0%
                Lenoir Festival               Lenoir                42.2     1968        144,239  Kmart, Bi-Lo              100.0%
                MacGregor                     Cary                  21.1     1986        142,372  Spa Health Club            82.0%
                Northridge                    Raleigh               19.5     1980        165,309  Winn-Dixie, Kerr Drug      98.4%
                Shoreside                     Kitty Hawk            26.4     1993        144,389  Walmart, Seamark Grocery  100.0%
                Stanton Square                Greenville            13.6     1985        125,094  Food Lion                  83.6%
                Tower                         Raleigh               19.3     1976        153,077  Food Lion, Kerr Drug       90.0%
                Waverly Place                 Cary                  27.3     1987        181,338  Eckerd, Wellspring         64.8%
                                                                                                  Grocery
South Carolina  Braves Village (4)            Myrtle Beach           6.8     1985         59,762  Food Lion                  94.5%
                Grove Park                    Orangeburg             9.6     1991        106,617  Bi-Lo                      98.4%
                Patriots Plaza                Mt. Pleasant          13.6     1997        115,632  Bi-Lo, Staples             95.1%
                Robertson Corners             Walterboro             5.1     1998         47,640  Food Lion                 100.0%



                Towne Centre (5)              Mt. Pleasant          43.7     1999        427,270  Gap, Belk, Barnes &        94.5%
                                                                                                  Noble, Bed Bath &
                                                                                                  Beyond, Consolidated
                                                                                                  Theaters
                University Shoppes            Conway                 9.1     1997         54,124  Food Lion, Revco          100.0%
Tennessee       Tri-Cities                    Tri-Cities            23.3     1990        132,908  Carolina Pottery,          85.7%
                                                                                                  Tri-Cities Cinema
Texas           LaMarque                      LaMarque              19.2     1990        176,071  Westpoint Pepperell        68.7%
Virginia        Brookneal                     Brookneal              5.4     1993         28,161  Food Lion                 100.0%
                Dukes Plaza                   Harrisonburg          17.5     1997        139,956  Farmer Jack (A&P)          91.0%
                Food Lion Plaza               Petersburg             5.4     1984         50,280  Food Lion                  87.1%
                Keysville                     Keysville              3.7     1993         40,227  Food Lion, Rite-Aid       100.0%
                Market Square                 Danville               9.8     1989         55,909  Food Lion, CVS             95.7%
                Towne Square                  Roanoke               35.7     1987        301,561  Office Max, Phar-Mor,      95.2%
                                                                                                  Micahel's
                University Mall               Blacksburg            13.7     1973        167,461  Virginia Tech Math        100.0%
                                                                                                  Emporium
                                                                --------------------------------------------------------------------
                Subtotal Community Centers                         638.4               5,483,057                             90.5%
                                                                --------------------------------------------------------------------

Outlet Centers:

Arizona         Mesa                          Mesa                  26.9     1987        170,683  Vanity Fair                97.5%
California      Vacaville                     Vacaville             50.9     1988        447,719  Gap, Nike,Vanity Fair      95.5%
Maine           Kittery                       Kittery                4.1     1987         24,550  Paper Factory              83.7%
Missouri        Branson                       Branson               29.4     1995        287,522  Vanity Fair, Spiegel       83.2%
New York        Lake George                   Lake George            4.5     1987         43,650  Designs/Levis              67.6%
North Carolina  Smithfield (6)                Smithfield            53.1  1988/1999      443,070  Gap, Nike, Polo            95.3%
Tennessee       Crossville                    Crossville            16.5     1988        151,256  Vanity Fair                87.5%
Utah            Draper                        Draper                27.5     1986        185,280  Vanity Fair                94.1%
Washington      North Bend                    North Bend            26.0     1990        223,383  Vanity Fair, Nike          96.3%
                                                                --------------------------------------------------------------------
                Subtotal Outlet Centers                            238.9               1,977,113                             92.4%
                                                                --------------------------------------------------------------------


VF-Anchored Centers:

Alabama         Boaz (7)                      Boaz                  Lease    1982        104,630  Vanity Fair                87.1%
Arizona         Tucson                        Tucson                14.2     1987        127,575  Vanity Fair                79.4%
Florida         Graceville                    Graceville            27.6     1985         83,962  Vanity Fair                85.8%
Illinois        West Frankfort                West Frankfort        20.0     1990         91,063  Vanity Fair                85.3%
Iowa            Story City                    Story City            20.0     1990        112,405  Vanity Fair                88.1%
Kentucky        Hanson                        Hanson                21.3     1989         63,891  Vanity Fair                97.5%
Louisiana       Arcadia                       Arcadia               28.7     1989         89,528  Vanity Fair                95.1%
                Iowa (8)                      Iowa                  Lease    1989        130,753  Vanity Fair                93.8%
Mississippi     Tupelo                        Tupelo                16.8     1987        129,412  Vanity Fair                87.9%
Missouri        Lebanon                       Lebanon               23.7     1985         86,249  Vanity Fair                93.9%
Nebraska        Nebraska City                 Nebraska City         21.4     1985         89,646  Vanity Fair                89.3%
Tennessee       Union City                    Union City            23.3     1988         60,229  Vanity Fair                97.4%
Texas           Corsicana                     Corsicana             20.0     1989         63,605  Vanity Fair               100.0%
                Hempstead                     Hempstead             10.6     1989         63,605  Vanity Fair               100.0%
                Livingston                    Livingston            15.0     1989         63,605  Vanity Fair               100.0%
                Mineral Wells                 Mineral Wells         15.5     1989         63,609  Vanity Fair               100.0%
                                                                --------------------------------------------------------------------
                Subtotal VF Anchored Centers                       278.1               1,423,767                             91.2%
                                                                --------------------------------------------------------------------
                                                                --------------------------------------------------------------------
                Total Operating Properties                       1,155.4               8,883,937                             91.0%
                                                                --------------------------------------------------------------------


Other:

Nevada          Las Vegas (9)                 Las Vegas             25.7     1992        229,959                             26.4%
Tennessee       Nashville (9)                 Nashville             33.3     1993        285,808                             37.5%
                                                                --------------------------------------------------------------------
                Subtotal Other                                      59.0                 515,767                             32.5%
                                                                --------------------------------------------------------------------

 Total All Properties                                            1,214.4               9,399,704                             87.8%
                                                                ====================================================================

                                       8

1. The Company holds a ground lease on an additional 0.71 acres at Merchants Festival at a monthly rate of $672 ($8,064 annually) plus 12% of the base rental every 10 years and matures March 31, 2048.
2. The Company holds a ground lease on 9.1 acres at Smyrna, Georgia at an annual payment of approximately $27,000 and matures in 2026.
3. The Company holds a ground lease on 13.31 acres of the total 13.44 acres at Dare Center in Kill Devil Hills, North Carolina at an annual payment of $161,600 plus 25% of all rent increases at center and matures 2058. The Company has the option to purchase the land on 10/1/09. The remaining 0.13 acres are owned by the Company.
4. In addition to the owned 6.75 acres at Braves Village, the Company leases the adjacent tract of 7.91 acres of land under two ground leases at an annual combined cost of $14,242 through May 31, 2005 and December 31, 2004. Each ground lease contains nine 5-year renewal options.
5. The Company holds two ground leases associated with the Towne Center property. The first ground lease, which covers 1.21 acres, requires monthly payments of $1,833 ($22,000 annually) and matures April 30, 2018. This ground lease contains six 5-year options. The second ground lease, which covers 1.41 acres, requires monthly payments of $6,955 ($83,820 annually) and matures June 10, 2015. This ground lease contains four 5-year options and one 10-year option.
6. The Company holds a ground lease associated with 8 acres of the Carolina Outlet expansion of the Smithfield center. The lease requires monthly payments of $18,750 ($225,000 annually) and matures January 10, 2029. This ground lease contains one 30-year option.
7. The Company holds this property pursuant to a lease, which has renewal options through 2027. The Company has the right to purchase the land and building during any term for a total of $25,000 plus the present value of any future rental payments due during the remaining term. The Company's monthly rental payments during the current term are $750 through and including January 31, 2002; and $1,000 throughout the remainder of the term and any renewal terms. The current term expires January 31, 2007.
8. The Company holds a ground lease at its Iowa, Louisiana center, which totals 22.0 acres and which has renewal options through 2087.
9.   Held for sale

Properties Held for Sale

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the asset now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are valued at the lower of carrying value or fair value less selling costs. Accordingly, in the fourth quarter of 2000, the Company recorded a non-cash $19.3 million adjustment to the carrying value of the Nashville and Las Vegas properties held for sale. The Company continues to operate the properties held for sale as of December 31, 2000 and is actively marketing these properties.

         In May 2000, the Company sold the remaining property held for sale at December 31, 1999, in Conway, New Hampshire, for its approximate net book value of $0.6 million.

         The net carrying value of assets marketed for sale at December 31, 2000 and 1999 were $18.9 million and $0.6 million, respectively. The held-for-sale properties are encumbered by $15.1 million of indebtedness at December 31, 2000. Additional principal and prepayment expenses are associated with the prepayment of this indebtedness.

         The following summary financial information pertains to the properties held for sale for the year ended December 31:


                                           2000       1999        1998
                                           ----       ----        ----
Revenues                               $  1,897    $  4,751   $  6,537
Net (loss) income after operating
  and interest expenses                $ (1,326)   $    142   $  1,224

Planned Expansions/Redevelopments and Development Projects

         The Company entered into a strategic venture, known as Mount Pleasant KPT LLC, with a Charleston, South Carolina developer, AJS Group. The venture developed a 427,000-square foot retail/entertainment shopping center in Mt. Pleasant, South Carolina named Mt. Pleasant Towne Centre. Due to the attainment of certain operational milestones during 1999, the Company was deemed to have control of the Mount Pleasant KPT LLC venture. Accordingly, Mount Pleasant KPT LLC was consolidated in the Company's consolidated financial statements for 1999. On December 19, 2000, the Company acquired the remaining interest from AJS Group. The total cost was $2.3 million in cash and the transfer of ownership in land and certain development costs of approximately $1.2 million. At December 31, 2000 the center was 94.5% occupied.

         The Company continues the development of Millpond Village. Located in Raleigh, North Carolina, this center will be a 207,000 square foot retail/office center anchored by Lowes Foods and is the Company's headquarters. The Company occupied its space of 37,000 square feet in January 2001.

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

Abandoned Transaction Costs

         The Company defers certain due diligence and other related costs in connection with the possible acquisition of income-producing properties, developments and venture projects. The Company evaluates the realization of the costs on an ongoing basis. Upon determining the Company is not going to proceed with the transaction, the Company charges these costs to abandoned transaction costs in the consolidated statement of operations of the Company's financial statements. The Company recorded $1.3 million of abandoned transaction costs in 2000 and $3.9 million in 1999.

Additional Information about Certain Centers

         As of December 31, 2000, the Company's center at Vacaville, California, had total assets that represent 10.1% of the total assets of the Company. With respect to total revenue, in 2000, this center generated 10.3% of the Company's total revenue. No other existing center accounts for greater than 10% of either the Company's 2000 revenue or the Company's total assets at December 31, 2000.

         The 448,000-square foot Vacaville center, which the Company holds in fee simple, is one of 23 centers that secures $86.4 million of Collaterialized Mortgage Notes. The Class B and C Mortgage Notes are payable in monthly payments of interest only at 7.87% and 8.40%, respectively. The Class A Mortgage Note is payable in a monthly principal payment ranging from $140,000 to $173,000 plus monthly interest at 7.51%. Unpaid principal and accrued interest will be due in June 2002.

         The Vacaville, California center, which opened its first phase in 1988, is located on 53 acres, 60 miles east of San Francisco and 30 miles west of Sacramento, the state capital. The Company has added various tenants over the last several years as part of its overall strategy of remerchandising key centers. The center's major tenants include: The Gap, Nike, Vanity Fair, Levi's, Reebok, Nine West and Eddie Bauer, but no one tenant represents more than 10% of the center's total GLA.

         The Company currently has no plans to further expand or renovate the property. The realty tax rate on the property is $18.40 per $1,000 of assessed value, and in 2000, the annual property taxes on the Vacaville center were $1.3 million.

         The following table discloses the occupancy rate and average effective annual rental revenue per square foot with respect to the Vacaville center for each of the last five years ending December 31, 2000:

                                                         Annual Rental Revenue
    Year ended December 31,        Occupancy Rate            per Sq. Ft.(1)
    -----------------------        --------------            --------------

           2000                          96%                     $21.48

           1999                          98%                     $20.45

           1998                          92%                     $21.75

           1997                          92%                     $22.12

           1996                          89%                     $22.58

(1) Annual Rental Revenue consists of base and percentage rents plus recoveries from tenants.

         The following table shows the lease expirations for tenants in occupancy at the Vacaville Center as of December 31, 2000:

                                                Pro Forma                     Average
                                               Annualized       % of          Annual
                Leases to      Leased GLA        Rental         Total          Rent
     Year       Expire (1)   (Sq. Ft.) (2)       Revenue       Revenue    Per Sq. Ft. (3)
- -------------------------------------------------------------------------------------------
     2001           43          118,452         2,459,188        25.3%         20.76
     2002           12           42,582         1,122,745        11.5%         26.37
     2003           24          121,376         2,796,966        28.7%         23.04
     2004           20           57,382         1,405,447        14.4%         24.49
     2005           20           54,206         1,284,274        13.2%         23.69
     2006           5            16,023           384,669         4.0%         24.01
     2007           -                 -                 -           -              -
     2008           -                 -                 -           -              -
     2009           1            13,900           191,959         2.0%         13.81
     2010           1             3,651            91,604         0.9%         25.09
               ----------------------------------------------------------------------------
    Totals         126          427,572      $  9,736,852       100.0%     $   22.77
               ============================================================================


(1) Expirations assume no renewals or re-leasing for tenants in occupancy as of December 31, 2000.
(2)   Total leased GLA is not equal to leasable GLA due to vacancies.
(3)   Annual rental revenue in place at December 31, 2000.

         Management believes that all of its properties, including the Vacaville center, are adequately insured. For a description of the Vacaville center's Federal tax basis, rate, method and life claimed with respect to the property. See "Exhibit Schedule III-Real Estate and Accumulated Depreciation."

Tenants

         General. Management believes the Properties offer tenants a diverse tenant mix, which includes many well-known brand retailers. A large portion of the Company's tenants are also large, publicly traded companies. The Company's brand tenant mix at its properties and developments feature retailers such as Barnes & Noble, Belk, Circuit City, Food Lion, Home Depot, Kmart, Kroger, L'eggs/ Hanes/Bali, Liz Claiborne, Mikasa, Nike, Old Navy, Polo, Publix, Staples, The Gap, Tommy Hilfiger, Vanity Fair, Wal-Mart, Winn Dixie and 9 West.

         Tenant Leases. The majority of the leases with the Company's tenants have terms of between five and ten years. While many of these leases are triple-net leases, which require tenants to pay their pro rata share of utilities, real estate taxes, insurance and operating expenses, as of December 31, 2000, 12.3% of the aggregate GLA of its shopping centers was leased to tenants under gross leases, pursuant to which the Company is obligated to pay all utilities and other operating expenses of the applicable center.

Tenant Concentration

         The following table provides certain information regarding the ten largest tenants (based upon total rental revenue) and other tenants for the year ended December 31, 2000:

                                                             Percentage      Number         Actual            % of
                                              Total GLA     of Total GLA       of        Total Rental     Total Rental
                 Tenant                       Leased(1)        Leased        Stores        Revenue           Revenue
- ------------------------------------------ ---------------- -------------- ----------- ----------------- ----------------
VF Factory Outlet, Inc.                      1,058,292          12.8%          22         $6,511,926           7.3%
Food Lion, Inc.                                420,489           5.1%          12          3,872,613           4.4%
Winn-Dixie Stores, Inc.                        287,576           3.5%           6          2,250,794           2.5%
Phillips-Van Heusen Corporation                187,440           2.3%          41          2,233,290           2.5%
The Dress Barn, Inc.                           106,318           1.3%          17          1,806,633           2.0%
Brown Group                                     91,098           1.1%          18          1,590,338           1.8%
Paper Factory                                   91,339           1.1%          22          1,381,347           1.6%
Mt. Pleasant Consolidated Theatre               61,396           0.7%           1          1,335,363           1.5%
Carolina Pottery Retail Group, Inc.(2)         229,081           2.8%           3          1,329,973           1.5%
Nine West                                      104,177           1.3%          21          1,251,196           1.4%
                                           ---------------- -------------- ----------- ----------------- ----------------
Subtotal                                     2,637,206          32.0%         163         23,563,473          26.5%

Others                                       5,615,734          68.0%       1,191         65,356,418          73.5%
                                           ---------------- -------------- ----------- ----------------- ----------------
Total                                        8,252,940         100.0%       1,354        $88,919,891         100.0%
                                           ================ ============== =========== ================= ================

(1)      Total leased GLA is not equal to leasable GLA due to vacancies.

(2) Carolina Pottery filed for bankruptcy and in March of 2001, the court approved going out of business sales for all locations except Smithfield. Smithfield represents 40% or $526,839 of total rental revenue of $1,329,973.

Lease Expiration

         The following table shows tenant lease expirations for tenants in occupancy as of December 31, 2000 for the next ten years:



                                   Leased                                     % of          Average (3)
                 Leases to           GLA                  Rental              Total           Rent Per
     Year       Expire (1)       (sq. ft.)(2)            Revenue          Rental Revenue      Sq. Ft.
- --------------- ------------ -------------------- ----------------------- --------------- -----------------
     2001            410         1,487,719        $       14,729,928            17.7%     $       9.90
     2002            228           789,314                 9,768,114            11.8%            12.38
     2003            233         1,404,899                13,238,921            16.0%             9.42
     2004            218         1,020,106                12,803,594            15.5%            12.55
     2005            144           707,395                 8,545,683            10.3%            12.08
     2006             41           572,076                 6,325,781             7.6%            11.06
     2007             16           268,008                 2,124,314             2.6%             7.93
     2008             12           121,025                 1,019,398             1.2%             8.42
     2009             15           107,156                 1,301,820             1.6%            12.15
     2010             11            76,474                 1,050,077             1.3%            13.73
    2011+             26         1,698,768                11,934,812            14.4%             7.03
                ============ ==================== ======================= =============== =================
    Total          1,354         8,252,940        $       82,842,442            100.0%    $      10.04
                ============ ==================== ======================= =============== =================

(1) Expirations assume no renewals or re-leasing for tenants in occupancy as of December 31, 2000.
(2)    Total leased GLA is not equal to leasable GLA due to vacancies.
(3)    Annual base rents in place at December 31, 2000.


Summary of Debt on Income Properties
                                                                          Outstanding Balance
                                                                             (in thousands)
          Description                 Maturity    Interest Rate      12/31/00            12/31/99             Notes
- ----------------------------------------------------------------------------------------------------------------------------
      Fixed Rate
Class A Mortgage Notes                 Jun-02         7.51%       $    49,393         $   51,106          23 Properties
Class B Mortgage Notes                 Jun-02         7.87%            20,000             20,000          23 Properties
Class C Mortgage Notes                 Jun-02         8.40%            17,000             17,000          23 Properties
Permanent Debt Facility                Mar-13          7.73% (1)       66,139             66,544          11 Properties
Mortgage                               Dec-10         7.58%            46,400                  -           Towne Centre
Mortgage                               May-17         10.13%            1,439              1,467          Bolling Creek
Mortgage                               Jul-18         9.75%             2,541              2,590           Shoreside #1
Mortgage                               Jul-15         8.75%             2,965              3,062           Shoreside #2
Mortgage                               Jul-15         9.13%             1,035              1,067            Brookneal
Mortgage                               Jul-15         9.13%             1,420              1,465            Keysville
Mortgage                               Nov-07         7.37%            14,779             14,924           Towne Square
Mortgage                               Nov-07         7.37%             7,000              7,069         University Mall
Mortgage                               Dec-02         8.48%             5,414              5,586           Celebration
Mortgage                               Jan-15         8.37%             2,122              2,199             Danville
Mortgage                               Nov-05         7.88%             6,443              6,524         Durham Festival
Mortgage                               May-14         7.63%             3,271              3,350        Lenoir Festival #1
Mortgage                               Oct-01         8.50%             4,452              4,525        Hollywood Festival
Mortgage                               Nov-07         7.39%            10,866             10,986            Lake Point
Mortgage                               Dec-03         8.37%             9,156              9,251            Square One
Mortgage                               Oct-05         8.55%            10,376             10,525          Waverly Place
Mortgage                               Oct-08         9.22%            19,352             19,528         Mobile Festival
Mortgage                               Oct-17         8.38%             3,047              3,129        University Shoppes
Mortgage                               Jan-07         8.70%             3,975              4,039           Dukes Plaza
                                                 ------------------------------------------------------
                 Total Fixed Rate Debt and            7.92%           308,585            265,936
                 Weighted Average Interest Rate                                          265,936
Variable Rate
Term Loan                              May-02    LIBOR + 3.25%         58,925             54,260           9 Properties
Construction Loan                      Dec-02    LIBOR + 1.50%         11,533                  -         Millpond Village
Construction Loan                      Oct-01    LIBOR + 1.50%          7,678              6,734       Carolina Outlet Ctr.
Line of Credit                         May-01    LIBOR + 2.00%          6,700                  -       Merchant's Festival
Construction Loan                      Sept-01   LIBOR + 1.50%              -             28,199           Towne Centre
                                                                  ---------------    ------------------

                 Total Variable Rate Debt and
                 Weighted Average Interest Rate       7.79%            84,836             89,193
                                                                  ---------------    ------------------

                 Subtotal Debt                        7.93%           393,421            355,129
Unamortized Premium on Permanent Debt Facility         (1)              6,391              6,912
                                                                  ---------------    ------------------
                 Total Debt                                       $   399,812        $   362,041
                                                                  ===============    ==================

- ----------------------------------------------------------------------------------------------------------------------------

Percent of Total Debt
Fixed                                                                   78.4%              74.9%
Variable                                                                21.6%              25.1%
                                                                  ---------------    ------------------
                                                                       100.0%             100.0%
Weighted Average Interest Rate at end of
periods:
Fixed                                                                   7.92%              7.98%
Variable                                                                9.32%              7.79%
                                                                  -------------------------------------
Total                                                                   8.21%              7.93%

- --------------------------------------------------------------------------------
Schedule of Maturities by Year
      Year           Balance         Percentage
- ---------------------------------    ------------
      2001          $    23,364           5.9%

      2002              162,729          41.4%

      2003               11,651           3.0%

      2004                2,935           0.7%

      2005               11,664           3.0%

   Thereafter           181,078          46.0%
                 ----------------    ------------
Total               $   393,421         100.0%
                 ================    ============

(1) Exclusive of unamortized premium, the interest rate on this facility is 9.1%.

Executive Offices

         The Company's headquarters are in 37,000 square feet of the Company-owned Millpond Village in Raleigh, North Carolina. In addition, the Company leases a 10,200-square foot Florida regional office in Tampa, Florida and a 4,000-square foot property management office centrally located in Sunrise, Florida.

Item 3 - Legal Proceedings

         On June 11, 1999, WHE Associates, Inc., purportedly a licensed real estate broker, filed a lawsuit claiming that the Company is liable to the plaintiff for a "finder's fee" in the amount of $2 million to $4 million. Plaintiff sought its purported fee pursuant to both breach of contract and equitable claims. At a hearing held on January 5, 2000, the plaintiff's motion for summary judgment was denied as to its contractual claims and granted as to liability with respect to its equitable claims. The case was tried before a jury during November 2000. As the trial began, the plaintiff dismissed its contract claims and proceeded to try only the issue of damages with respect to its equitable claims. The jury returned a verdict in favor of the plaintiff as to damages with respect to those claims, and on November 27, 2000, a judgment was entered by the court in favor of the plaintiff in the amount of $2,756,550. The Company has appealed this judgment to the appellate courts of the State of Maryland and intends to vigorously pursue its appeal of the judgment entered.

Item 4 -          Submission of Matters to a Vote of Security Holders

None

Item X - Executive Officers of the Registrant

         The following table sets forth certain information with respect to the current executive officers of the Company.

       Name                   Age              Position
 J. Michael Maloney            54     Interim President and Chief Executive
                                      Officer
 Daniel J. Kelly               49     Executive Vice President, Chief Financial
                                      Officer
 Christopher G. Gavrelis       47     Executive Vice President, Chief
                                      Administration Officer
 Robin W. Malphrus             40     Senior Vice President, General Counsel
                                      and Secretary
 Suzanne L. Rice               34     Senior Vice President and President
                                      RMC/Konover
 Linda M. Swearingen           36     Senior Vice President, Finance/Investor
                                      Relations

         J. Michael Maloney was appointed interim President and Chief Executive Officer on March 6, 2001. Mr. Maloney is currently President of Highland Capital Group, Inc., which he founded in 1998. Highland is involved principally in investing and consulting services. Mr. Maloney, a real estate veteran and a Director of Konover, has over 30 years of industry and financial experience. Prior to the formation of Highland Capital Group, Mr. Maloney was a Senior Vice President with Corporate Property Investors (CPI) for 17 years. CPI owned and managed some of the most successful regional malls in the country, including Roosevelt Field, Long Island, NY, Lenox Square

Mall, Atlanta, GA and Town Center, Boca Raton, FL. CPI merged with Simon DeBartolo in September 1998, forming Simon Property Group, the largest retail REIT in the United States. At CPI, Mr. Maloney was responsible for property finance, development, acquisitions and dispositions, and had significant responsibility for leasing, property management and marketing. His experience also includes an extensive financial background as a Vice President and Senior Credit Officer with Citibank where his primary responsibility was the management of all national real estate loans including all retail property as well as homebuilders and retail land development.

         Daniel J. Kelly joined the Company as Senior Vice President, Chief Accounting Officer in November 1999 and was promoted to Executive Vice President and Chief Financial Officer in June 2000. Prior to joining the Company, he was with Arthur Andersen LLP for 16 of the last 20 years. From 1993 to 1999, Mr. Kelly served as an audit partner in Arthur Andersen LLP's Raleigh, North Carolina office where he worked primarily with real estate, emerging growth, high-tech and middle-market companies, providing accounting and financial consulting services. Mr. Kelly served as Chief Financial Officer for a real estate development company from 1982 to 1986.

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

         Robin W. Malphrus was promoted from Vice President, Secretary and General Counsel to Senior Vice President, Secretary and General Counsel in January 1999. Prior to being named Vice President, Secretary and General Counsel in August 1998, Ms. Malphrus was Vice President and Secretary, a position she held since June 1996. Ms. Malphrus joined the Company in August 1994 as Corporate Counsel, and prior to joining the Company, Ms. Malphrus was Corporate Counsel for North Hills, Inc. for five years.

         Suzanne L. Rice was named Senior Vice President on April 1, 1999 upon the Company's acquisition of RMC. Ms. Rice was general partner and principal at RMC, where she had worked since 1989. Prior to joining RMC, she worked for the Federal Reserve Bank of New York as a commercial bank examiner.

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

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

         The Company's Common Stock began trading on the NYSE under the symbol "FAC", and subsequently changed its symbol to "KPT" on August 10, 1998 following a shareholder vote approving of the Company's name change in August 1998. As of March 20, 2001, there were approximately 403 stockholders of record.

         The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends declared per share for 2000 and 1999:

- ---------------------------------------------------------------------------------------------------------------
                                         2000                                           1999
- ---------------------------------------------------------------------------------------------------------------
                         High            Low          Dividends          High            Low          Dividends
First Quarter        $    6 3/16       $  4 3/4       $  0.125         $   7 1/16      $  5 1/4        $ 0.125
Second Quarter            6 1/16          4              0.125             9              5 3/8          0.125
Third Quarter             4 15/16         4              0.125             8 1/2          6 1/16         0.125
Fourth Quarter            4 1/2           3 1/2          0.125             6 5/8          5 1/2          0.125
                     -------------- --------------- --------------- --------------- --------------- --------------

Distributions

         During 2000, the Company declared an annual dividend of $0.50 per common share, preferred share, and minority interest OP units outstanding, at the rate of $0.125 per quarter, which totaled $18.6 million, and represented a return of capital. The dividend represented a payout ratio of nearly 90% of the Company's funds from operations.

         The Company will make determinations regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 95% (90% in 2001) of the Company's taxable income, which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $10.6 million of net operating loss carry forwards for income tax reporting purposes, which could result in no dividend payment requirement to maintain its REIT status in 2001. Given the Company's desire to maintain a reasonable funds from operations payout ratio, a reduction in dividend payments is possible. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

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


                                               ----------------------------------------------------------------------------------
                                                    2000            1999              1998             1997            1996
                                               ----------------------------------------------------------------------------------
 Operating Data:
    Rental revenues                            $    88,920     $    82,449          $  70,666        $  54,940      $   47,170
    Property operating costs                        29,215          27,057             21,749           16,885          13,975
                                               ----------------------------------------------------------------------------------
                                                    59,705          55,392             48,917           38,055          33,195
    Depreciation and amortization                   28,479          25,541             20,453           16,395          15,121
    General and administrative                       6,669           6,317              5,066            4,404           4,880
    Interest                                        27,806          16,801             19,772           16,436          14,175
    Loss on sale of real estate                      1,946           3,810                512                -               -
    Abandoned transaction costs                      1,257           3,883                  -            1,250               -
    E-commerce start-up costs                            -           2,847                  -                -               -
    Equity in losses of unconsolidated
     entities                                       10,416             915                  -                -               -
    Minority interest in Operating
     Partnership                                    (1,157)            (78)                86                -               -
    Adjustment to carrying value of assets          19,338           2,400                  -                -           5,000
    Extraordinary loss on early
     extinguishment of debt                              -               -                  -              986             103
                                               ----------------------------------------------------------------------------------
    Net (loss) income                           $  (35,049)    $    (7,044)         $   3,028        $  (1,416)     $   (6,084)
                                               ==================================================================================

    (Loss) income before extraordinary item    $   (35,049)    $    (7,044)         $   3,028        $    (430)     $   (5,981)
       Preferred stock dividends                    (1,084)         (1,089)                 -                -            (368)
                                               ----------------------------------------------------------------------------------
    (Loss) income before extraordinary item
     applicable to common stockholders             (36,133)         (8,133)             3,028             (430)         (6,349)
       Extraordinary loss on early
        extinguishment of debt                           -               -                  -             (986)           (103)
                                               ----------------------------------------------------------------------------------
    (Loss) income applicable to common
     stockholders                              $   (36,133)    $    (8,133)         $   3,028        $  (1,416)     $   (6,452)
                                               ==================================================================================
    Basic (loss) income per common share:
    (Loss) income before extraordinary item
     applicable to common stockholders         $     (1.17)    $     (0.26)         $    0.16        $   (0.04)     $    (0.54)
    Extraordinary item                                   -               -                  -            (0.08)          (0.01)
                                               ----------------------------------------------------------------------------------
    Net (loss) income applicable to common
     stockholders                              $     (1.17)    $     (0.26)         $    0.16        $   (0.12)     $    (0.55)
                                               ==================================================================================
    Weighted average common shares
     outstanding                                    30,954          30,847             18,693           11,824          11,817
                                               ==================================================================================

 Diluted (loss) income per common share:
    (Loss) income before extraordinary item
     applicable to common stockholders         $     (1.17)    $     (0.26)         $    0.14        $   (0.04)     $    (0.54)
    Extraordinary item                                   -               -                  -            (0.08)          (0.01)
                                               ----------------------------------------------------------------------------------
    Net (loss) income applicable to common
     stockholders                              $     (1.17)    $     (0.26)         $    0.14        $   (0.12)     $    (0.55)
                                               ==================================================================================
    Weighted average common shares
     outstanding - diluted (a)                      30,954          30,847             21,878           11,824          11,817
                                               ==================================================================================



                                                    2000            1999              1998             1997            1996
- ----------------------------------------------------------------------------------------------------------------------------------
    Other Data:
     EBITDA:
     Net (loss) income                         $   (35,049)    $    (7,044)         $   3,028        $  (1,416)     $   (6,084)
       Adjustments:
            Interest                                27,806          16,801             19,772           16,436          14,175
            Depreciation and amortization           28,479          25,541             20,453           16,395          15,121
            Loss (gain) on sale of assets            1,946           3,810                512                -            (37)
            Minority interest                       (1,157)            (78)                86                -               -
            Equity in losses of unconsolidated
             ventures                               10,416             915                  -                -               -
            Abandoned transaction costs              1,257           3,883                  -            1,250               -
            E-commerce start-up costs                    -           2,847                  -                -               -
            Adjustment to fair value of assets      19,338           2,400                  -                -           5,000
            Extraordinary loss on early
             extinguishment of debt                      -               -                  -              986             103
                                               ==================================================================================
                                               $    53,036     $    49,075          $  43,851        $  33,651      $   28,278
                                               ==================================================================================

                                                          2000          1999          1998        1997        1996
                                                    ---------------------------------------------------------------------
         Funds from Operations:
         Net (loss) income                            $ (35,049)    $ (7,044)      $  3,028    $ (1,416)   $  (6,084)
         Adjustments:
              Real estate depreciation and
               amortization                              24,147       21,854         18,333      15,504       14,440
              Loss (gain) on sale of assets               1,946        3,810            512           -         (37)
              Stock based compensation amortization       2,865        1,979          1,419         537          392
              Minority interest in Operating
               Partnership                                 (953)        (281)            86           -            -
              E-commerce start-up costs                       -        2,847              -           -            -
              Technology venture operations               5,525            -              -           -            -
              Share of depreciation in
               unconsolidated ventures                    2,654          229              -           -            -
              Adjustment to carrying value of
               assets                                    19,338        2,400              -           -        5,000
              Extraordinary loss on early
               extinguishment of debt                         -            -              -         986          103
                                                    ---------------------------------------------------------------------
                                                      $  20,473    $  25,794      $  23,378    $ 15,611    $  13,814
                                                    =====================================================================
       Weighted average shares outstanding-diluted
       (a)                                               34,621       34,472         21,878      14,158       13,399
                                                    =====================================================================

       Funds Available for
       Distribution/Reinvestment:
         Funds from Operations                        $  20,473    $  25,794       $ 23,378    $ 15,611    $  13,814
         Adjustments:
                 Capitalized tenant allowances           (1,685)      (2,652)        (4,259)     (1,418)        (316)
                 Capitalized leasing costs               (2,035)      (1,656)        (2,258)     (1,054)        (549)
                 Recurring capital expenditures          (1,341)      (1,103)          (599)       (845)        (312)
                                                    ---------------------------------------------------------------------
                                                      $  15,412    $  20,383       $ 16,262    $ 12,294    $  12,637
                                                    =====================================================================
       Dividends declared on annual earnings          $  18,556    $  18,107       $      -    $      -    $  10,142
                                                    =====================================================================
       Dividends declared on annual earnings per
        share                                          $   0.50    $    0.50       $   0.00    $   0.00    $    0.75
                                                    =====================================================================
       Cash Flows:
         Cash flows from operating activities        $   19,242   $   33,782       $ 18,540   $  12,283    $   7,495
         Cash flows used in investing activities        (33,256)    (129,992)       (72,115)    (62,251)     (17,958)
         Cash flows from financing activities            19,308       31,317        121,749      47,061       15,018
                                                    ---------------------------------------------------------------------
         Net (decrease) increase in cash and cash
          equivalents                               $     5,294    $ (64,893)     $  68,174   $  (2,907)    $  4,555
                                                    =====================================================================


       Balance Sheet Data:
         Income-producing properties (before
              depreciation and amortization)         $  691,168   $  671,544     $  575,471   $ 393,624    $ 352,992
         Total assets                                   703,271      719,457        682,449     403,626      358,612
         Debt on income properties                      399,812      362,041        304,783     232,575      173,695
         Total liabilities                              426,700      385,400        320,862     240,699      194,020
         Minority interests                               8,356       12,999         12,246           -            -
         Total stockholders' equity                     268,215      321,058        349,341     162,927      164,592
       Portfolio Property Data:
         Total GLA (at end of period)                     9,400        9,519          8,148       5,503        4,865
         Weighted average GLA                             9,477        8,978          7,390       5,341        4,674
         Number of properties (at end of period)             66           68             59          41           36
         Occupancy (at end of year):
              Operating                                    91.0%         93.2%          92.0%       93.4%         91.4%
              Held for sale/redevelopment/development      32.5%         66.4%          56.4%       50.4%         55.8%

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":
     See also "Significant Transactions and Acquisitions -- Lazard Freres Transaction."

   Denominator:
     Denominator- weighted average shares                30,954       30,847         18,693      11,824       11,817
     Effect of dilutive securities:
         Preferred stock                                  2,169        2,189          2,222       2,222        1,582
         Employee stock options                               -            -             33          69            -
         Restricted stock                                   459          328            328          43            -
         Operating Partnership Units                      1,039        1,108            602           -            -
                                                  --------------------------------------------------------------------
    Dilutive potential common shares                      3,667        3,625          3,185       2,334        1,582
                                                  --------------------------------------------------------------------
    Denominator- adjusted weighted average
     shares and assumed conversions                      34,621       34,472         21,878      14,158       13,399
                                                  ====================================================================

         Industry analysts generally consider Funds from Operations ("FFO") an appropriate measure of performance for an equity REIT. Beginning in 2000, the Company adopted a change in the definition of FFO as promulgated by the National Association of Real Estate Investment Trusts (NAREIT). Under the new definition, FFO means net income before extraordinary items (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses on sale of real estate plus depreciation and amortization. All prior periods have been restated.

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

         On December 31, 2000, the Company's owned properties consisted of:

1.       39 community shopping centers in nine states aggregating approximately
         5.5 million square feet;

2. Nine outlet centers in nine states aggregating approximately 2.0 million square feet;

3. 16 Vanity Fair (VF) anchored centers located in 12 states aggregating approximately 1.4 million square feet;

4. One center under development and scheduled for completion in the Fall of 2001; and

5. Two centers in two states aggregating approximately 0.5 million square feet that are held for sale.

         In addition, the Company had investments in:
         o four joint-venture community centers/developments, which will consist of 404,000 square feet;
         o a land development joint venture consisting of 2,100 acres; and
         o third party management company with 7.9 million square feet under management or leasing contracts.

Significant Transactions and Acquisitions

     UPREIT Conversion

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("OP Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owned a 97% interest as of December 31, 2000. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that an OP Unit is economically equivalent to a share of the Company's common stock.

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

         The aggregate purchase price for the acquired shopping centers was $57.1 million, consisting of the assumption of $44.3 million of fixed-rate indebtedness, the payment of $3.5 million in cash and the issuance of 974,347 limited partnership Units of the Operating Partnership. Of the purchase price, 292,447 Units and $0.8 million in cash would be issued on a delayed or contingent basis. At December 31, 2000, 176,321 of the contingent units had been issued and 40,117 were cancelled and will not be issued. The remaining contingencies include the attainment of certain property performance thresholds and the sale, lease or development of certain outparcels. The purchase price for the acquisition was determined as a result of arms-length negotiation between the Company and the sellers, with the Units being valued at $9.50 per share.

     Konover & Associates South Transaction

         On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company ultimately acquired nine of the Konover & Associates South community shopping centers for a total purchase price of $85.4 million consisting of $55.2 million in debt assumption, $26.8 million in cash and 369,000 of Operating Partnership Units, valued at $9.50 per share.

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

     Investments In and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at December 31, 2000 and 1999, is as follows: (all investments are accounted for under the equity method, in thousands):

                                                                                             December 31,
Entity                                                  Location           Ownership         2000        1999
- ----------------------------------------------------------------------------------------------------------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)         North Carolina              50%       $   2,571    $   2,440
Park Place KPT LLC (1 community center)           Morrisville, NC             50%           6,594        6,245
Falls Pointe KPT LLC (1 community center)         Raleigh, NC                 50%           5,991        7,059

Taxable Subsidiaries:

Sunset KPT Investment, Inc.                                                   85%           9,981        9,888
truefinds.com, Inc. (d/b/a ImageTwin, Inc.)                                   95%             (17)         511
                                                                                        ------------------------

                                                                                        $  25,120    $  26,143
                                                                                        ========================


         Falls Pointe KPT LLC, a strategic venture with a local Raleigh, North Carolina developer, is developing land located in Raleigh into a 98,000-square foot community center to be anchored by Harris Teeter. In 2000, Kohls department store purchased an adjacent parcel of land and is opening a 88,000-square foot store in Spring 2001.

         In the third quarter of 1999, Sunset KPT Investments, Inc. sold its interest in Wakefield Commercial LLC for approximately $9.2 million resulting in a gain of $1 million, which is a component of the Company's equity in losses of unconsolidated entities. Distributions from Sunset KPT Investments, Inc. in 1999 to the Company totaled $1.4 million. Sunset KPT Investments has a joint venture interest in approximately 2,100 acres of undeveloped land in eastern North Carolina, which could be developed as a multi-use development.

         The Company's e-commerce business operations commenced in the fourth quarter of 1999 resulting in start-up costs of $2.8 million, primarily consisting of web-site development and consulting costs, included in the accompanying consolidated statement of operations. Effective December 31, 1999, the e-commerce business and related capitalizable costs were transferred to truefinds.com, Inc. (a taxable subsidiary d/b/a ImageTwin, Inc.). In the fourth quarter of 2000, the Company ceased funding of the operations of its technology venture. The Company incurred a loss of $5.5 million in 2000 related to this venture.

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

       Acquisition Summary

         A summary of the Company's acquisition activity since 1998 follows (in thousands):

                               State                                                  Debt                      No. of
                             Location         Date     Square Feet Purchase Price    Assumed        Cash       OP Units
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
2000 (2)
1999
Merchants Festival              GA          11/30/99         152   $    16,750              -   $   16,750           -
Lake Washington                 FL           9/17/99         119         9,700              -        9,700           -
Patriots Plaza                  SC           9/1/99          115         8,700              -        8,700           -
Grove Park                      SC           5/13/99          94         5,700              -        5,700           -
Crossroads at Mandarin          FL           4/14/99          72         4,500              -        4,500           -
Dare Center                     NC           3/31/99         113         5,000              -        5,000           -
Braves Village                  SC           3/31/99          60         4,500              -        4,500           -
Eastgate Plaza                  FL           3/30/99         182        10,400              -       10,400           -
Dukes Plaza                     VA           3/1/99          140         6,500          4,100        2,400           -
Robertson Corners               SC           1/6/99           48         3,900              -        3,900           -
                                           ----------- ----------- -------------- ------------- ------------- ----------

                   TOTAL                                   1,095        75,650          4,100       71,550           -


1998
Waverly Place                   NC           12/14/98        181        12,800        10,700         2,100          -
University Shoppes              SC            8/31/98         54         4,700         3,200         1,500          -
Konover (portfolio)       FL, NC, VA, AL       4/1/98      1,515        85,400        55,200        26,700        369

Rodwell/Kane (portfolio)      NC, VA          3/31/98        955        57,100        44,300         3,500        934 (1)
Market Square                   VA             1/7/98         56         3,100         2,300           800          -
                         ----------------- ----------- ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   2,761       163,100       115,700        34,600      1,303

                                                       ----------- -------------- ------------- ------------- ----------
                   TOTAL                                   4,462   $   271,050    $  119,800    $  138,450      1,303
                                                       =========== ============== ============= ============= ==========

(1) Includes 57 contingent OP Units issuable upon realization of certain contingencies.

(2) On December 19, 2000, the Company acquired the non-controlling interest of its joint venture partner in the Towne Centre shopping center located in Mt. Pleasant, South Carolina. The Company paid $2.3 million in cash and transferred ownership in land and certain development costs of approximately $1.2 million. In connection with this transaction, the Company obtained a $46.4 million loan which replaced the construction loan previously in place.

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

Results Of Operations

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999.

Net Loss

         The Company reported a net loss applicable to common stockholders of $36.1 million, or $1.17 per common share, for the year ended December 31, 2000. The same period in 1999 reported net loss applicable to common stockholders of $8.1 million, or $0.26 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $2.7 million, or 4.7%, to $59.7 million from $57.0 million for the same period in 2000. Including the effect of straight-line rent adjustment ($1.6 million), NOI increased by $4.3 million. A breakdown of NOI, exclusive of straight-line rent, by segment is detailed below (in thousands):

                             Year Ended December 31,

                             2000               1999             Change
                       ----------------- ------------------- ----------------
Community (1) (3)            36,146      $     26,239        $     9,907
Outlet (2)                   19,194            21,889             (2,695)
VF Anchored                   3,574             5,476             (1,902)
Other (1) (2) (3)               481             3,216             (2,735)
Corporate                       310               123                187
                       ----------------- ------------------- ----------------
                       $     59,705      $     56,943        $     2,762
                       ================= =================== ================

(1) Town Centre was classified as a development project in 1999 and has moved to Community in 2000.
(2) Nashville classified as an outlet center in 1999, was moved into Other (held for sale).
(3) Waverly, a redevelopment project in 1999, was moved from Other category to Community.

The primary contribution to the increase in NOI in the community segment has been the completion of the Towne Centre community center project in Mt. Pleasant, South Carolina and the full-year operations of acquisitions made in 1999.

                                           Change in NOI from
                                              1999 to 2000
                                             (in thousands)
                                          ----------------------
     Towne Centre                           $       3,358
     1999 Acquisitions                              3,818
                                          ----------------------
                                            $       7,176
                                          ======================

For the year ended December 31, 2000, the following events contributed to the change in net loss applicable to common stockholders:

>> The Company incurred losses from unconsolidated entities in 2000 consisting of $5.5 million related the technology venture and $4.9 million related to real estate operations compared to $0.9 million in 1999.
>> Net interest expense increased by $11.0 million or 65.5% to $27.8 million in 2000 from $16.8 million in 1999. The increase is due primarily to a combination of the following factors: (a) increase in borrowings ($37.8 million), (b) the completion of Towne Centre in early 2000 at which time interest capitalization ceased, and (c) the increase in variable rates by 19.2% to an average of 9.3% in 2000 from 7.8% in 1999.
>> As a result of 1999 acquisitions and completion of development projects in 2000, depreciation and amortization increased by $2.9 million.
>> General and administrative expenses increased $0.4 million related primarily to $0.3 million in costs associated with the Company's corporate office move.
>> The Company sold two properties, one in Georgia and one in New Hampshire, which generated a loss of $1.9 million.
>> Abandoned transaction costs decreased to $1.3 million compared to $3.9 million in 1999.

Tenant Income

         Base rent, including straight-line rent, increased $6.3 million or 10.1% to $68.9 million for the year ended December 31, 2000 from $62.6 million for the same period in 1999. Base rent before the adjustment for straight-line rent increased $4.7 million, or 7.3%, to $68.9 million for the year ended December 31, 2000 when compared to $64.2 million in 1999. The increase in base rent for the year ended December 31, 2000 is attributable primarily to the following community center acquisitions:

                                              Change in
                                            Base Rent (*)
                                          from 1999 to 2000
                                            (in thousands)
                                         ---------------------
    Towne Centre                               $    3,596
    1999 Acquisitions                          $    4,025
                                         ---------------------
                                               $    7,621
                                         =====================

(*) Base rent excludes straight-line rent

         The above increases were partially offset by a $1.5 million decrease in base rent related to the properties held for sale and $0.2 million related to the two properties sold during the year.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation increased 5.5% due primarily to the full year of ownership of 1999 acquisitions and completion of the Towne Centre shopping center. Gross leasable area in operation at period-end decreased by 0.1 million square feet, primarily because of the sales of properties in Georgia and New Hampshire totaling 0.2 million in gross leasable area partially offset by the recertification of square footage at certain centers.

         Recoveries from tenants increased 3.7% for the year ended December 31, 2000 to $16.8 million compared to $16.2 million in the same period of 1999. These recoveries represent reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 1.7% to $1.77 for the year ended December 31, 2000 when compared to $1.80 for the same period in 1999. The average recovery of property operating expenses, exclusive of marketing and other non-recoverable operating costs, decreased to 72.3% in 2000 as compared to 74.7% in 1999.

Other Income

         Other income decreased $0.6 million to $1.9 million in 2000 compared to $2.5 million in 1999 primarily as a result of decreased management fee income of $0.3 million and decreased lease termination fee income of $0.1 million.

Property Operating Expenses

         Property operating costs increased $2.1 million, or 7.7%, to $29.2 million for the year ended December 31, 2000 from $27.1 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 5.5% to 9.5 million square feet in 2000 from 9.0 million square feet in 1999. On a weighted-average square-foot basis, operating expenses increased 2.3% to $3.08 per weighted average square foot for the year ended December 31, 2000 from $3.01 per weighted average square foot for the same period in 1999.

General and Administrative Expenses

         General and administrative expenses for the year ended December 31, 2000 increased $0.4 million, or 6.3%, to $6.7 million in 2000 from $6.3 million in 1999. The increase in these expenses was due primarily to $0.3 million in costs related to the Company's corporate office move. General and administrative expenses as a percent of total revenue decreased to 7.5% in 2000 from 7.7% in 1999.

Depreciation and Amortization

         Depreciation increased to $19.1 million for the year ended December 31, 2000 compared to $18.1 million in the same period of 1999. The increase is due primarily to the full year of operations of 1999 acquisitions and the completion of the Towne Centre community center in Mt. Pleasant, South Carolina. Amortization of deferred leasing and other charges and stock-based compensation amortization increased $2.0 million to $9.4 million. On a weighted-average square-foot basis, depreciation and amortization increased to $3.01 in 2000 from $2.84 in 1999.

Interest Expense

         Interest expense for the year ended December 31, 2000, net of interest income of $4.1 million, increased by $11.0 million, or 65.5%, to $27.8 million compared to $16.8 million, net of interest income of $4.7 million, for the year ended December 31, 1999. This increase in net interest expense resulted primarily from: (a) the increased borrowings ($37.8 million); (b) the completion of the Towne Centre development project in early 2000 at which time capitalization ceased; and (c) a 19.2% increase in the Company's variable borrowing rate. On a weighted-average basis, for the year ended December 31, 2000, debt outstanding was $378.1 million, and the average interest rate was 8.2%. This compares to $327.1 million of average outstanding debt and a 7.9% average interest rate in 1999. The Company capitalized $2.1 million and $1.5 million of interest costs associated with its development projects for the years ended December 31, 2000 and 1999, respectively.

Properties Held for Sale

         During 2000, the Company sold the remaining property held for sale at December 31, 1999 for its approximate book value. In addition, the Company added two outlet center properties into the held-for-sale category. These properties are located in Nashville, Tennessee and Las Vegas, Nevada. An adjustment to the fair value of these properties was recorded in fourth quarter 2000 for $19.3 million. The net book value of these properties at December 31, 2000 was $18.9 million.

         The following summary financial information pertains to the properties held for sale for the year ended December 31:

                                                      2000       1999
                                                      ----       ----
                Revenues                           $  1,897    $  4,751
                Net (loss) income after operating
                  and interest expenses             $(1,326)   $    142

Earnings Before Interest, Taxes, Depreciation and Amortization and Funds from Operations

         EBITDA, as defined, was $53.0 million for the year ended December 31, 2000, an increase of $3.9 million or 7.9%, from $49.1 million for the same period in 1999. The increase was due primarily to increased NOI of $4.3 million over 1999, including adjustment for straight-line rent (as described above), offset by an increase in general and administrative expenses of $0.4 million.

         FFO, as defined, for the year ended December 31, 2000 decreased $5.3 million or 20.5% to $20.5 million. The Company's FFO for the same period in 1999 was $25.8 million. FFO increased primarily as a result of the $4.3 million increase in NOI, inclusive of straight-line rent, offset by an increase in net interest expense of $11.0 million.

Results of Operations

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

Net (Loss) Income

         The Company reported a net loss applicable to common shareholders of $8.1 million, or $0.26 per common share, for the year ended December 31, 1999. The same period in 1998 reported net income applicable to common shareholders of $3.0 million, or $0.16 per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI, exclusive of straight-line rent, increased by $7.5 million, or 15%, to $56.9 million from $49.4 million for the same period in 1998. Including the effect of straight-line rent change ($1.0 million),

     NOI increased by $6.5 million. A breakdown of NOI, exclusive of straight-line rent, by segment is detailed below (in thousands):

                          Year Ended December 31,
                          1999               1998             Change
                    ----------------- ------------------- ----------------
Community           $     26,239      $     19,984        $     6,255
Outlet                    21,889            23,862            (1,973)
VF Anchored                5,476             5,584              (108)
Other                      3,216               964              2,252
Corporate                    123              (965)             1,088
                    ----------------- ------------------- ----------------
                    $     56,943      $     49,429        $     7,514
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
                                                      ======================

         For the year ended December 31, 1999, the following events contributed to the change in net (loss) income applicable to common stockholders:

>> The Company recognized losses from unconsolidated entities of $0.9 million. There were no earnings (losses) from unconsolidated entities in 1998.
>> The proceeds from the 1998 sale of common stock enabled the Company to reduce interest expense by $7.8 million to $21.6 million in 1999 from $29.4 in 1998 and resulted in increased interest income of $4.8 million over 1998.
>> As a result of acquisitions, depreciation and amortization increased by $5.1 million and general and administrative expenses increased by $1.3 million.
>> The Company paid a $1.1 million dividend in 1999 to its convertible preferred stockholders, who receive dividends equal to that of common stockholders on an as-converted basis.
>> The Company sold two properties, one in Arizona and one in Texas, which generated a loss of $3.0 million.
>> The Company incurred start-up costs of $2.8 million in connection with its technology venture.
>> The Company adjusted the carrying value of a center in Las Vegas, Nevada by $2.4 million.
>> The Company incurred abandoned transaction costs of $3.9 million in 1999. Fourth quarter 1999 charges of $3.7 million of abandoned project costs include $1.4 million of costs related in 1999 the evaluation and negotiation associated with the sale of a group of assets into a joint venture, $1.3 million related to a terminated community shopping center portfolio acquisition and $1 million of abandoned development and acquisition costs.

Tenant Income

         Base rent, including straight-line rent, increased $10.8 million or 20.8% to $62.6 million for the year ended December 31, 1999 from $51.8 million for the same period in 1998. Base rent before the adjustment for straight-line rent increased $11.9 million, or 22.8%, to $64.2 million for the year ended December 31, 1999 when compared to $52.3 million in 1998. The increase in base rent for the year ended December 31, 1999 is attributable primarily to the following community center acquisitions:

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

Other Income

         Other income decreased $0.7 million to $2.5 million in 1999 compared to $3.2 million in 1998, primarily as a result of decreased lease termination fee income of $0.5 million.

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

General and Administrative Expenses

         General and administrative expenses for the year ended December 31, 1999 increased $1.2 million, or 23.5%, to $6.3 million in 1999 from $5.1 million in 1998. General and administrative expenses as a percent of total revenue increased to 7.7% in 1999 from 7.2%.

Depreciation and Amortization

         Depreciation increased to $18.1 million for the year ended December 31, 1999 compared to $15.1 million in the same period of 1998. The increase is due primarily to the 1999 acquisitions and those made during the course of 1998. Amortization of deferred leasing and other charges and stock-based compensation amortization increased $2.0 million to $7.4 million. On a weighted-average square-foot basis, depreciation and amortization increased to $2.84 in 1999 from $2.77 in 1998.

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

Properties Held for Sale

         The properties held for sale, as defined as of December 31, 1999, contributed approximately $0.4 million of revenue. After deducting related interest expense on the debt associated with those properties, the properties held for sale generated a loss of $0.4 million. For the year ended December 31, 1998, the properties held for sale contributed approximately $0.4 million of revenue and incurred a net loss of $0.9 million. During 1999, a property held for sale in Arizona was sold which generated a loss of $1.7 million. During 1998, a property held for sale in California, was sold and generated a loss of $0.4 million. At December 31, 1999, the Company had one remaining property held for sale with a book value of $0.6 million.

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

         FFO, as defined, for the year ended December 31, 1999 increased $2.1 million or 8.6% to $25.8 million. The Company's FFO for the same period in 1998 was $23.4 million. FFO increased primarily as a result of the $6.5 million increase in NOI, inclusive of straight-line rent, and a decrease in net interest expense of $3.0 million. These increases to FFO were offset by abandoned projects of $3.9 million, increase in general and administrative expenses of $1.3 million, a $0.9 million loss from unconsolidated joint ventures and an increase in non-real estate depreciation of $1.0 million.

Liquidity and Capital Resources

Cash Flows

         The Company's cash and cash equivalents balance at December 31, 2000 was $10.7 million. Restricted cash, as reported in the financial statements, as of such date, was $11.5 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows include amounts to fund such items as taxes, environmental and engineering work, recurring replacement costs, potential tenant allowances, insurance and occupancy earnout.

         Net cash provided by operating activities was $19.2 million for the year ended December 31, 2000. Net cash used in investing activities was $33.3 million in that same period. The primary use of these funds included:

>> $36.8 million invested in the Company's income-producing properties, primarily invested in the development of Millpond Village ($21.3 million) and completion of Towne Centre ($5.7 million) and;
>>       $4.5 million of net advances to unconsolidated entities.

         These cash uses were offset by repayments received on certain notes receivables of $4.6 million and $3.6 million of proceeds from the sale of two properties.

         Net cash provided by financing activities was $19.3 million for the year ended December 31, 2000. The primary use of these funds included:

>>       $13.9 million for dividends paid.
>>       $36.6 million for debt repayments.
>>       $0.7 million of fees related to the 1998 Lazard transaction.
>>       $4.0 million of deferred financing fees.

These cash uses were offset by proceeds from debt borrowings of $74.9 million.

Current and Future Cash Needs

         The Company's management anticipates that cash generated from operations as well as access to capital resources, including additional borrowings, will provide the necessary funds for operating expenses, interest expense and principal on outstanding indebtedness, current and future severance payments, dividends and distributions as required to meet REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects.

Lazard Transaction

         On August 5, 1998, stockholders approved the Lazard transaction involving PSR's $200 million purchase of the Company's Common Stock at $9.50 per share. All funds were used in 1999 and 1998 to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

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

Financing Activities

         The Company's policy is to finance its activities with the source of capital believed by management to be most appropriate and provide the proper balance of equity and fixed and floating rate debt. Sources may include undistributed cash flow, borrowings from institutional lenders, equity issuances, and the issuance of debt securities on a secured or unsecured basis. The Company's philosophy is to use its Funds Available for Distribution as a key source of financing.

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of December 31, 2000 was $86.4 million and is secured by 23 properties and matures June 2002.

         An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line is based upon a predetermined formula on the net operating income of the properties that secure the facility. The $150 million line was converted into a $60 million term loan in June 2000 and is currently secured by nine properties plus an assignment of the excess cashflow of the REMIC facility referenced above. The loan expires the earlier of December 2002 or the termination of the REMIC facility.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties secure this facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of December 31, 2000, was $66.1 million excluding a $6.4 million unamoritized interest premium.

         During 1998, the Company issued 21,052,632 shares of its common stock to Prometheus Southeast Retail, LLC, ("PSR"), a real estate investment affiliate of Lazard Freres Real Estate Investors discussed. The total consideration was $200 million, of which $31 million was used to pay down the line of credit facility.

         The Company closed on a $46.4 million 10-year mortgage loan on Mt. Pleasant's Towne Centre in conjunction with its purchase of its partner's interest in December 2000. The 30-year amortized loan bears interest at 7.58%. Certain escrows totaling approximately $2.1 million are in place for leasing, earnout or tenant allowance. $1.0 million of the cash held in escrow may be replaced with a letter of credit.

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

Severance Payments

         On March 7, 2001, the Company announced the resignation of C. Cammack Morton as an officer and director of the Company and the termination of Patrick
M. Miniutti as Chief Operating Officer. Under the terms of a separation agreement, the Company has agreed to pay Mr. Morton $3.5 million. In addition, on March 30, 2001, Mr. Miniutti entered into a separation agreement pursuant to which he resigned as a director and officer effective as of March 6, 2001. Under the agreement (which shall become binding if Mr. Miniutti does not revoke the agreement before April 6, 2001), the Company will (i) pay Mr. Miniutti approximately $1.5 million in cash, (ii) forgive a $125,000 loan to Mr. Miniutti and (iii) issue 259,545 shares of common stock to Mr. Miniutti in full satisfaction of all rights to restricted stock under the Company's 1996 Restricted Stock Plan. Although the obligations to Mr. Miniutti are not yet binding, the combined severance payments are likely to materially affect the Company's liquidity.

Dividends

         During 2000, the Company declared an annual dividend of $0.50 per common share, preferred share, and minority interest OP units outstanding, at the rate of $0.125 per quarter, which totaled $18.6 million, and represented a return of capital. The dividend represented a payout ratio of nearly 90% of the Company's funds from operations.

         The Company will make determinations regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 95% (90% in 2001) of the Company's taxable income, which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $10.6 million of net operating loss carry forwards for income tax reporting purposes, which could result in no dividend payment requirement to maintain its REIT status in 2001. Given the Company's desire to maintain a reasonable funds from operations payout ratio, a reduction in dividend payments is possible.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 4% of the Company's total revenue for the years ended December 31, 2000 and 1999. Continuation of this trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward Looking Statements

         Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important
factors that could cause our actual results to differ materially from those contained in any forward-looking statement:
>> our markets could suffer unexpected increases in development of retail properties;
>>       the financial condition of our tenants could deteriorate;
>>       the costs of our development projects could exceed our original estimates;
>> we may not be able to complete development or joint venture projects as quickly or on as favorable terms as anticipated;
>> we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;
>>       we may have incorrectly assessed the environmental condition of our properties;
>>       an increase in interest rates would increase our debt service costs;
>>       we could lose key executive officers; and
>> our markets may suffer decline in economic growth or increase in unemployment rates.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to any interest rate agreement which limits the interest to a maximum of 10.66% on $58.9 million of variable rate debt. As of December 31, 2000, the Company had approximately $84.8 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2000, interest expense would be increased or decreased approximately $0.8 million for the year ended December 31, 2000.

Item 8 -  Financial Statements and Supplementary Data

          The response to this Item is submitted in a separate section of this report.

Item 9 -  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

         The section under the heading "Election of Directors" of the Proxy Statement relating to its 2001 Annual Meeting is incorporated herein by reference. See ITEM X in Part I hereof for information regarding executive officers of the Company.

Item 11 - Executive Compensation

          The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management


         The section under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

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

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements are filed as part of the report:

                                                                           Page
                                                                           ----

     Report of independent public accountants                              F-2

     Consolidated balance sheets as of December 31, 2000 and 1999          F-3

     Consolidated statements of operations for the years ended
     December 31, 2000, 1999 and 1998                                      F-4

     Consolidated statements of stockholders' equity for years
     ended December 31, 2000, 1999 and 1998                                F-5

     Consolidated statements of cash flows for the years
     ended December 31, 2000, 1999 and 1998                                F-6

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

                  Report of Independent Public Accountants

                  Financial Statements:

                         Statements of Net Assets Available for Plan Benefits
                            as of December 31, 2000 and 1999

                         Statements of Changes in Net Assets Available for Plan
                            Benefits for the Years Ended December 31, 2000, 1999 and 1998

                         Notes to Financial Statements

                  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Included with this report are the following exhibits:

                                  Exhibit List

Exhibit #                            Title
- --------------------------------------------------------------------------------

 3.1          Amended and Restated Articles of Incorporation (1)

 3.2          Amended and Restated Bylaws of the Company (8)

 4.1          Specimen Common Stock Certificate (10)

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

4.14 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (5)

4.15 Loan Agreement between FAC Mortgage LLC as Borrower and Nomura Asset Capital Corporation as Lender (6)

4.16 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders (10)

4.17 Line of Credit Agreement between FAC Realty, Inc. and Capital America Corporation (fka Nomura Asset Capital Corporation), dated February 19, 1997 (6)

4.18 First Amendment to Loan Agreement between KPT Properties, L.P. and LaSalle Bank National Association, as Trustee for CDC Depositor Trust ST-I (formerly known as Nomura Depositor Trust ST-I), dated as of June 14, 2000 (extension and modification of the $150,000,000 credit line with Nomura Asset Capital Corporation dated February 19, 1997). (11)

4.19 Promissory noted dated December 21, 2000 for $46.4 million between Mount Pleasant KPT LLC (Borrower) and GMAC Commercial Mortgage Corporation (Lender)

4.20 Fee and Leasehold Mortgage and Security agreement between Mount Pleasant KPT LLC (Borrower) and GMAC Commercial Mortgage Corporation (Lender) effective December 20, 2000.

*10.1         Employment Agreement between the Company and C. Cammack Morton (6)

*10.2         First Amendment to Employment Agreement between the Company and C.
              Cammack Morton (10)

*10.3         Employment Agreement between the Company and Patrick M.
              Miniutti (6)

*10.4 First Amendment to Employment Agreement between the Company and Patrick M. Miniutti (10)

*10.5         Separation Agreement and General Release between the Company and
              C. Cammack Morton (12)

*10.6         Severance Agreement between the Company and Fred P. Steinmark

*10.7         Employment Agreement between the Company and Christopher G.
              Gavrelis (7) (10)

*10.8 Second Amendment to Employment Agreement between the Company and Christopher G. Gavrelis

*10.9         Severance Agreement between the Company and Connell L. Radcliff

*10.10 Severance Agreement between Konover Property Trust Inc. and William H. Neville, dated as of May 18, 2000 (11)

*10.11 Employment Agreement between the Company and Daniel J. Kelly effective December 29, 2000.

*10.12 Separation and Settlement Agreement between the Company and Patrick M. Miniutti dated March 30, 2001.

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

*10.23 Registration Rights Agreement, dated February 24, 1998 between the Company and Prometheus Southeast Retail, LLC (7)

*10.24 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Prometheus Southeast Retail, LLC (7)

*10.25 Asset Purchase Agreement between KPT Properties, L.P. and truefinds.com, Inc. (formerly kpt.com, Inc.) dated as of December 29, 1999

*10.26 Guarantee by C. Cammack Morton to truefinds.com, Inc. (formerly kpt.com, Inc.) dated December 29, 1999

*10.27 Letter to Simon Konover, Chairman of the Board of Directors, dated June 7, 1999 (9)

 10.28 Agreement between AJS Group, LLC and Mount Pleasant KPT LLC for redemption and complete liquidation of AJS Group by Mount Pleasant KPT LLC.

 21.1         Subsidiaries of the Registrant

 23.1         Consent of Arthur Andersen LLP

* Contract with management or affiliates of management or a compensatory plan.
- --------------------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491)

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995
(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 23, 1995
(4) Bank One, Columbus, resigned as trustee effective December 10, 1997, and the issuer has appointed First Union Bank as the successor trustee effective December 10, 1997.
(5) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996
(6) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997
(7) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998, as amended on June 3, 1998
(8) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999
(9) Incorporated herein by reference to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 1999
(10) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998
(11) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.

(b)      Reports on Form 8K

         On March 6, 2001, the Company filed a current report on Form 8-K dated March 6, 2001, reporting under Item 5 of the Form that (a) the Company and C. Cammack Morton had entered into a Separation Agreement and General Release regarding the resignation of C. Cammack Morton as an officer and director of the Company and (b) the Company issued a press release regarding the appointment of J. Michael Maloney as Interim President and Chief Executive Officer following the resignation of C. Cammack Morton and termination of Patrick M. Miniutti..



         The Exhibits described above and the Financial Statements of the Company's Employee Stock Purchase Plan have been filed separately with the Securities and Exchange Commission and are available upon written request to:
Investor Relations, Konover Property Trust, Inc., 3434 Kildaire Farm Road, Suite 200, Raleigh, North Carolina, 27606.

Signatures

- -------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001                          Konover Property Trust, Inc.

                                              By_____________________________
                                              J. Michael Maloney
                                              Interim President and
                                              Chief Executive Officer, Director

                                              By_____________________________
                                              Daniel J. Kelly
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

                                              By_____________________________
                                              Simon Konover
                                              Chairman of the Board of Directors

                                              By_____________________________
                                              William D. Eberle
                                              Director

                                              By_____________________________
                                              J. Richard Futrell, Jr.
                                              Director

                                              By_____________________________
                                              John W. Gildea
                                              Director

                                              By_____________________________
                                              Mark S. Ticotin
                                              Director

                                              By_____________________________
                                              Andrew E. Zobler
                                              Director

                          Konover Property Trust, Inc.
                        Consolidated Financial Statements
                  Years ended December 31, 2000, 1999 and 1998


                   Index to Consolidated Financial Statements





Report of Independent Public Accountants...................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...............F-3

Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998.......................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998.......................................F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998.......................................F-6

Notes to Consolidated Financial Statements.................................F-7

Report of Independent Public Accountants

To Konover Property Trust, Inc.:


We have audited the accompanying consolidated balance sheets of Konover Property Trust, Inc. (a Maryland corporation) and subsidiaries and partnership as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Konover Property Trust, Inc. and subsidiaries and partnership as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit of Konover Property Trust, Inc. and subsidiaries and partnership was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedule III included with consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule as of, and for the year ended December 31, 2000, has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Raleigh, North Carolina
February 23, 2001 (except with respect to the matter discussed in Note 18, as to which the date is March 7, 2001).

          KONOVER PROPERTY TRUST, INC AND SUBSIDIARIES AND PARTNERSHIP
                           Consolidated Balance Sheets

                                                                                                   December 31,
                                                                                            2000                   1999
                                                                                   ---------------------------------------------
                                                                                                  (in thousands)
                                                       Assets
Properties:
   Land                                                                               $       122,165         $    119,360
   Buildings and improvements                                                                 525,699              516,579
   Deferred leasing and other charges                                                          43,304               35,605
                                                                                   ---------------------------------------------
                                                                                              691,168              671,544
   Accumulated depreciation and amortization                                                  (97,957)            (89,019)
                                                                                   ---------------------------------------------
                                                                                              593,211              582,525
   Properties under development                                                                22,576               65,924
   Properties held for sale                                                                    18,900                  611
 Other assets:
   Cash and cash equivalents                                                                   10,660                5,366
   Restricted cash                                                                             11,540               11,432
   Tenant and other receivables, net of allowance of $2,069 and $1,588 at
    December 31, 2000 and 1999, respectively                                                    6,980                9,974
   Notes receivable from unrelated parties                                                        663                5,285
   Investment in and advances to unconsolidated entities                                       25,120               26,143
   Deferred charges and other assets                                                           13,621               12,197
                                                                                   ---------------------------------------------
                                                                                      $       703,271         $    719,457
                                                                                   =============================================

               Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                          $       399,812         $    362,041
   Capital lease obligations                                                                      437                  698
   Accounts payable and other liabilities                                                      26,451               22,661
                                                                                   ---------------------------------------------
                                                                                              426,700              385,400
                                                                                   ---------------------------------------------
Commitments and contingencies

Minority interests                                                                              8,356               12,999
                                                                                   ---------------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     780,680 shares issued and outstanding at December 31, 2000 and 1999.                      18,679               18,679
   Stock purchase warrants                                                                          9                    9
   Common stock, $0.01 par value, 100,000,000 shares authorized and 31,274,845 and 30,868,630 shares issued and outstanding at December 31, 2000 and 1999,
     respectively                                                                                 313                  309
   Additional paid-in capital                                                                 290,059              307,871
   Accumulated deficit                                                                        (40,481)              (5,432)
   Deferred compensation - Restricted Stock Plan                                                 (364)                (378)
                                                                                   ---------------------------------------------
                                                                                              268,215              321,058
                                                                                   ---------------------------------------------
                                                                                      $       703,271         $    719,457
                                                                                   =============================================

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

          KONOVER PROPERTY TRUST, INC. AND SUBSIDIARIES AND PARTNERSHIP
                      Consolidated Statements of Operations

                                                                                  Year ended December 31,
                                                                          2000               1999              1998
                                                                   -------------------------------------------------------
                                                                           (in thousands, except per share data)
Rental operations:
   Revenues:
      Base rents                                                      $   68,854         $   62,603         $   51,783
      Percentage rents                                                     1,418              1,164                886
      Property operating cost recoveries                                  16,758             16,183             14,829
      Other income                                                         1,890              2,499              3,168
                                                                   -------------------------------------------------------
                                                                          88,920             82,449             70,666
                                                                   -------------------------------------------------------
   Property operating costs:
      Common area maintenance                                             10,606              9,696              8,050
      Utilities                                                            2,865              2,807              2,577
      Real estate taxes                                                    8,526              8,140              7,035
      Insurance                                                            1,173              1,011              1,001
      Marketing                                                              652                574              1,054
      Other                                                                5,393              4,829              2,032
                                                                   -------------------------------------------------------
                                                                          29,215             27,057             21,749
   Depreciation and amortization                                          28,479             25,541             20,453
                                                                   -------------------------------------------------------
                                                                          57,694             52,598             42,202
                                                                   -------------------------------------------------------
                                                                          31,226             29,851             28,464
                                                                   -------------------------------------------------------
Other expenses:
   General and administrative                                              6,669              6,317              5,066
   Interest, net                                                          27,806             16,801             19,772
   Loss on sale of real estate                                             1,946              3,810                512
   Adjustment to carrying value of property                               19,338              2,400                  -
   Abandoned transaction costs                                             1,257              3,883                  -
   E-commerce start-up costs                                                   -              2,847                  -
   Equity in losses of unconsolidated entities:
      Technology venture                                                   5,525                  -                  -
      Real estate operations                                               4,891                915                  -
                                                                   -------------------------------------------------------
                                                                          67,432             36,973             25,350
                                                                   -------------------------------------------------------
(Loss) income before minority interest                                   (36,206)            (7,122)             3,114
   Minority interest                                                       1,157                 78                (86)
                                                                   -------------------------------------------------------
Net (loss) income                                                     $  (35,049)        $   (7,044)        $    3,028
                                                                   =======================================================

Net (loss) income                                                     $  (35,049)        $   (7,044)        $    3,028
   Preferred stock dividends                                              (1,084)            (1,089)                 -
                                                                   -------------------------------------------------------
Net (loss) income applicable to common stockholders                   $  (36,133)        $   (8,133)        $    3,028
                                                                   =======================================================

Basic (loss) income applicable to common stockholders per share       $    (1.17)        $    (0.26)        $     0.16
                                                                   =======================================================
Weighted average number of  common shares outstanding                     30,954             30,847             18,693
                                                                   =======================================================

Diluted (loss) income applicable to common stockholders per share     $    (1.17)        $    (0.26)        $     0.14
                                                                   =======================================================
Weighted average number of diluted shares outstanding                     30,954             30,847             21,878
                                                                   =======================================================


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

          KONOVER PROPERTY TRUST, INC. AND SUBSIDIARIES AND PARTNERSHIP
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
                      (in thousands except per share data)



                                                                Convertible  Stock Purchase                    Additional
                                                              Preferred Stock   Warrants      Common Stock   Paid in Capital
                                                              ---------------------------------------------------------------
Balance at December 31, 1997                                  $   19,162     $       9       $       119     $   145,332
  Issuance of 17,360 employee stock purchase plan shares               -             -                -               83
  Issuance of 35,339 shares of restricted stock                        -             -                1              275
  Issuance of 21,052,631 shares of common stock at $9.50 per
share, net of  expenses                                                -             -               211         195,179
  Repurchase of 1,755,093 shares of common stock                       -             -              (18)        (12,297)
  Exercise of 7,000 stock options                                      -             -                -               39
  Cancellation of 13,184 shares of restricted stock                    -             -                -            (106)
  Compensation under stock plans                                       -             -                -                -
  Conversion of 8,000 shares of preferred stock into 22,222
common shares                                                      (200)             -                -              200
  Net income                                                           -             -                -                -
                                                              ---------------------------------------------------------------
Balance at December 31, 1998                                      18,962             9               313         328,705
  Issuance of 15,968 employee stock purchase plan shares               -             -                -               88
  Issuance of 64,389 shares of restricted stock                        -             -                -              415
  Repurchase of 493,200 shares of common stock                         -             -               (5)         (2,962)
  Expenses related to sale of common stock to Lazard                   -             -                -            (299)
  Cancellation of 13,891 shares of restricted stock                    -             -                -             (89)
  Compensation under stock plans                                       -             -                -                -
  Conversion of 11,320 shares of preferred stock into 31,444
common shares                                                      (283)             -                1              282
  Repurchase of restricted stock                                       -             -                -              (8)
  Adjustment to value of minority interest in Operating
Partnership                                                            -             -                -            (736)
  Preferred stock dividends ($.50 per share)                           -             -                -          (1,089)
  Common stock dividends ($.50 per share)                              -             -                -         (16,436)
  Net loss                                                             -             -                -                -
                                                              ---------------------------------------------------------------
Balance at December 31, 1999                                      18,679             9               309         307,871
  Issuance of 22,512 employee stock purchase plan shares               -             -                -               98
  Issuance of 107,025 shares of restricted stock                       -             -                1              584
  Stock options issued for services                                    -             -                -               61
  Exercise of stock purchase rights for 94,600 shares of
restricted stock                                                       -             -                1              591
  OP units converted into 260,876 shares of common stock               -             -                3            2,476
  Repurchase of 55,602 shares of common stock                          -             -               (1)           (236)
  Expenses related to sale of common stock to Lazard                   -             -                -          (3,697)
  Cancellation of 23,196 shares of restricted stock                    -             -                -            (140)
  Compensation under stock plans                                       -             -                -                -
  Adjustment to value of minority interest in Operating
Partnership                                                            -             -                -              510
  Preferred stock dividends ($.50 per share)                           -             -                -          (1,084)
  Common stock dividends ($.50 per share)                              -             -                -         (16,975)
  Net loss                                                             -             -                -                -
                                                              ---------------------------------------------------------------
Balance at December 31, 2000                                  $   18,679     $       9       $       313     $   290,059
                                                              ===============================================================


                                                                                 Deferred
                                                                 Accumulated    Compensation
                                                                  (Deficit)      Restricted
                                                                  Earnings      Stock Plan        Total
                                                             -------------------------------------------------
Balance at December 31, 1997                                   $    (1,416)    $      (279)    $  162,927
  Issuance of 17,360 employee stock purchase plan shares               -                 -             83
  Issuance of 35,339 shares of restricted stock                        -              (276)             -
  Issuance of 21,052,631 shares of common stock at $9.50 per
share, net of  expenses                                                -                 -        195,390
  Repurchase of 1,755,093 shares of common stock                       -                 -        (12,315)
  Exercise of 7,000 stock options                                      -                 -             39
  Cancellation of 13,184 shares of restricted stock                    -               106              -
  Compensation under stock plans                                       -               189            189
  Conversion of 8,000 shares of preferred stock into 22,222
common shares                                                          -                 -              -
  Net income                                                         3,028               -          3,028
                                                             -------------------------------------------------
Balance at December 31, 1998                                         1,612            (260)       349,341
  Issuance of 15,968 employee stock purchase plan shares               -                 -             88
  Issuance of 64,389 shares of restricted stock                        -              (415)             -
  Repurchase of 493,200 shares of common stock                         -                 -         (2,967)
  Expenses related to sale of common stock to Lazard                   -                 -           (299)
  Cancellation of 13,891 shares of restricted stock                    -                89              -
  Compensation under stock plans                                       -               200            200
  Conversion of 11,320 shares of preferred stock into 31,444
common shares                                                          -                 -              -
  Repurchase of restricted stock                                       -                 8              -
  Adjustment to value of minority interest in Operating
Partnership                                                            -                 -           (736)
  Preferred stock dividends ($.50 per share)                           -                 -         (1,089)
  Common stock dividends ($.50 per share)                              -                 -        (16,436)
  Net loss                                                          (7,044)              -         (7,044)
                                                             -------------------------------------------------
Balance at December 31, 1999                                        (5,432)           (378)       321,058
  Issuance of 22,512 employee stock purchase plan shares               -                 -             98
  Issuance of 107,025 shares of restricted stock                       -              (422)           163
  Stock options issued for services                                    -                 -             61
  Exercise of stock purchase rights for 94,600 shares of
restricted stock                                                       -                 -            592
  OP units converted into 260,876 shares of common stock               -                 -          2,479
  Repurchase of 55,602 shares of common stock                          -                 -           (237)
  Expenses related to sale of common stock to Lazard                   -                 -         (3,697)
  Cancellation of 23,196 shares of restricted stock                    -               140              -
  Compensation under stock plans                                       -               296            296
  Adjustment to value of minority interest in Operating
Partnership                                                            -                 -            510
  Preferred stock dividends ($.50 per share)                           -                 -         (1,084)
  Common stock dividends ($.50 per share)                              -                 -        (16,975)
  Net loss                                                         (35,049)              -        (35,049)
                                                             -------------------------------------------------
Balance at December 31, 2000                                   $   (40,481)    $      (364)    $  268,215
                                                             =================================================

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

          KONOVER PROPERTY TRUST, INC. AND SUBSIDIARIES AND PARTNERSHIP
                      Consolidated Statements of Cash Flows


                                                                                    Year ended December 31,
                                                                            2000              1999             1998
                                                                      ----------------------------------------------------
                                                                                        (in thousands)
Cash flows from operating activities:
    Net (loss) income                                                 $    (35,049)       $    (7,044)   $       3,028
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
         Amortization of debt premium                                         (521)              (913)               -
         Minority interest                                                  (1,157)               (78)              86
         Depreciation and amortization                                       28,479            25,541           20,453
         Loss on sale of real estate                                          1,946             3,810              512
         Adjustment to carrying value of property                            19,338             2,400                -
         Abandoned transaction costs                                          1,257             3,883                -
         Amortization of deferred financing costs                             2,344             2,144              820
         Technology venture operations                                        5,525                 -                -
         Net changes in:
            Tenant and other receivables                                      2,229                48           (2,855)
            Deferred charges and other assets                               (1,343)            (1,441)          (2,747)
            Accounts payable and other liabilities                          (3,806)             5,432             (757)
                                                                      ----------------------------------------------------
         Net cash provided by operating activities                           19,242            33,782           18,540
                                                                      ----------------------------------------------------

Cash flows from investing activities:
    Investment in income-producing properties                              (36,821)           (68,564)         (13,705)
    Net proceeds from sale of real estate                                     3,553             4,900            7,967
    Acquisition of income-producing properties, net                               -           (71,532)         (19,824)
    Investment in and advances to unconsolidated entities                   (4,502)               127          (41,887)
    Payments received (advances) on notes receivable, net                     4,622             8,414           (3,241)
    Change in restricted cash                                                 (108)            (3,337)          (1,425)
                                                                      ----------------------------------------------------
         Net cash used in  investing activities                            (33,256)          (129,992)         (72,115)
                                                                      ----------------------------------------------------

Cash flows from financing activities:
    Proceeds from debt on income-producing properties                       74,861             58,148           82,721
    Repayment of debt on income-producing properties                       (36,569)             (4,070)        (142,466)
    Deferred financing charges                                              (4,000)             (1,271)          (1,221)
    Other debt repayments                                                     (261)               (232)            (482)
    Net proceeds (expenses) from sale of common stock to Lazard               (685)               (299)         195,390
    Exercise of stock options                                                     -                 -                39
    Issuances of shares under employee stock purchase plan                       98                 88               83
    Repurchase of common stock                                                (237)             (2,967)         (12,315)
    Distributions to stockholders                                          (13,899)            (18,080)               -
                                                                      ----------------------------------------------------
         Net cash provided by financing activities                           19,308             31,317          121,749
                                                                      ----------------------------------------------------

Net increase (decrease)  in cash and cash equivalents                         5,294            (64,893)          68,174
Cash and cash equivalents at beginning of year                                5,366             70,259            2,085
                                                                      ----------------------------------------------------
Cash and cash equivalents at end of year                                $    10,660       $      5,366   $       70,259
                                                                      ====================================================

Supplemental disclosures of cash flow information
      Cash paid during the year for interest (net of interest
      capitalized of $2,147 in 2000, $1,509 in 1999 and $987 in
      1998)                                                             $    30,984       $     25,374   $       19,884
                                                                      ====================================================


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

          KONOVER PROPERTY TRUST, INC. AND SUBSIDIARIES AND PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                     (All square footage numbers unaudited)


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

     On December 31, 2000, the Company's owned properties consisted of:

1. 39 community shopping centers in nine states aggregating approximately 5,483,000 square feet;

2. Nine outlet centers in nine states aggregating approximately 1,977,000 square feet;

3. 16 Vanity Fair (VF) anchored centers in 12 states aggregating approximately 1,424,000 square feet;

4.   Two centers with approximately 516,000 square feet that are held for sale;
     and

5.   One center under development which is scheduled for completion in Fall
     2001.

The weighted-average square feet of gross leasable area for owned and consolidated properties were 9.5 million square feet for the year ended December 31, 2000 and 9.0 million square feet for the same period in 1999.

     On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership, (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of December 31, 2000. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

     The Company has a majority interest in two taxable subsidiaries, Sunset KPT Investment, Inc. and truefinds.com, Inc. under the laws of Delaware. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. truefinds.com, Inc. attempted to commercialize an apparel-sizing technology. The operations of truefinds.com, Inc. have been suspended. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially all of the voting common stock is held by certain officers of the Company. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Properties under development include costs related to new development and expansions in process totaling approximately $22.6 million and $65.9 million at December 31, 2000 and 1999, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and to complete other initial tasks which are essential to the development of the project. These costs are transferred to developments under construction when the pre-construction tasks are completed. The Company charges the consolidated statements of operations for the costs of unsuccessful development projects.

     In accordance with the SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," if events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated nondiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

Properties Held for Sale

     As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the assets now held for sale. Assets held for sale are valued at the lower of carrying value or fair value less selling costs. As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company intends to sell two non-strategic outlet centers. An adjustment to the carrying value of these two properties of $19.3 million was recorded in 2000. The Company continues to operate properties held for sale as of December 31, 2000 and is actively marketing the properties. The one property previously held for sale at December 31, 1999 was sold in May 2000 for its approximate net book value.

     The net carrying value of assets currently being marketed for sale at December 31, 2000 and 1999 are $18.9 million and $0.6 million, respectively. The held-for-sale properties are encumbered by $15.1 million of indebtedness at December 31, 2000. Additional principal and prepayment expenses are associated with the prepayment of this indebtedness.

     The following summary financial information pertains to the properties held for sale at December 31, 2000 and for the years ended December 31 (in thousands):

                                                 2000          1999       1998
                                                 ----          ----       ----
Revenues                                      $   1,897     $ 4,751      $6,537
Net (loss) income after operating
and interest expenses                          $ (1,326)    $   142      $1,224

Abandoned Transaction Costs

      The Company defers certain due diligence and other related costs in connection with the possible acquisition of income-producing properties, developments and venture projects. The Company evaluates the realization of the costs on an ongoing basis. Upon determining that the Company is not going to proceed with the transaction, the Company charges these costs to abandoned transaction costs in the accompanying consolidated statements of operations. The Company recorded $1.3 million and $3.9 million of abandoned transaction costs in 2000 and 1999, respectively.

Interest Costs

     Interest costs are capitalized to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $2.1 million, $1.5 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of interest income on cash and escrow deposit balances and amortization of debt premium.

Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

     In 1998, in connection with the substitution and recollateralization of the $95 million debt securitization, $2.0 million was placed in a collateral escrow. In addition, the net proceeds of $2.8 million on the sale of a property held for sale in 1999 were placed into a restricted escrow due to certain loan covenants. A collateral escrow of $2 million was also required in connection with obtaining permanent financing on the Company's Towne Centre shopping center located in Mount Pleasant, South Carolina. Such holdbacks and additional restricted amounts, including real estate tax, insurance and capital improvement escrows, were approximately $11.5 and $11.4 million at December 31, 2000 and 1999, respectively.

Revenue Recognition

     The Company, as a lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in tenant and other receivables in the accompanying balance sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales that are recognized as earned throughout the year. In addition, certain leases provide for additional rents based on a percentage of sales volume above a specified breakpoint, which are recognized as percentage rents. Also, most leases provide for the reimbursement of real estate taxes, insurance, advertising, utilities and certain common area maintenance (CAM) costs, which are recognized as property operating cost recoveries. The property operating cost recoveries are reflected on the accrual basis. In lease agreements where the tenant is not required to reimburse the Company for real estate taxes, insurance and CAM costs, the Company has allocated a portion of base rents to property operating cost recoveries. Amounts allocated to property operating cost recoveries from base rent were $2.4 million, $1.6 million and $4.1 million in 2000, 1999 and 1998, respectively.

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
                                                                     ======

     For the years ended December 31, 2000 and 1999, basic and diluted earnings per share are computed based on a weighted-average number of shares outstanding of 30,954,000 and 30,847,000, respectively. Potential common shares have been excluded from diluted earnings per share for 2000 and 1999 because their inclusion would be antidilutive.

Income Taxes

     The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% (90% in 2001) of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income.

Reclassifications

     Certain amounts from prior years were reclassified to conform with current year presentation. These reclassifications had no effect on net (loss) income or stockholders' equity as previously reported.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") that provides guidance for revenue recognition under certain circumstances. The Company adopted the provisions of SAB 101 in 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, on January 1, 2001, the Company will recognize derivative instruments in the balance sheet at fair value with changes in fair values recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. Because of the limited use of derivatives, the Company does not expect to have a significant impact on its financial position or results of operations from these recently issued accounting standards.

3.    Investment in and Advances to Unconsolidated Entities

      A summary of the Company's investments in and advances to unconsolidated entities at December 31, 2000 and 1999, is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                        December 31,
Entity                                           Location             Ownership       2000         1999
- ---------------------------------------------------------------------------------------------------------
Community Center Ventures:                                                          (in thousands)
   Atlantic Realty LLC (2 community centers)  Apex and Pembroke, NC      50%      $   2,571     $   2,440
   Park Place KPT LLC                         Morrisville, NC            50%          6,594         6,245
   Falls Pointe KPT LLC                       Raleigh, NC                50%          5,991         7,059

Taxable Subsidiaries (see Note 1):
   Sunset KPT Investment, Inc.                                           85%          9,981         9,888
   truefinds.com, Inc.                                                   95%           (17)           511
                                                                                 ------------- -------------
                                                                                 $  25,120     $  26,143
                                                                                 ============= =============

       In the third quarter of 1999, Sunset KPT Investments, Inc., sold its interest in Wakefield Commercial LLC for approximately $9.2 million resulting in a gain of $1 million which is a component of the Company's equity in losses of unconsolidated entities. Distributions made in 1999 from Sunset KPT Investments, Inc. to the Company totaled $1.4 million. On November 10, 1999, the Company sold an additional 10% in Sunset KPT Investment, Inc. to certain officers of the Company.

       The Company's e-commerce business operations commenced in the fourth quarter of 1999 resulting in start-up costs of $2.8 million, primarily consisting of web-site development and consulting costs, included in the accompanying consolidated statement of operations. Effective December 31, 1999, the e-commerce business and related capitalizable costs were transferred to truefinds.com, Inc. (a taxable subsidiary) for an equity interest and a note receivable. During 2000, truefinds.com, Inc. pursued certain technology ventures including body scanning measurement technology. The Company has suspended the operations of truefinds.com, Inc.

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

     Summary unaudited financial information of ventures accounted for using the equity method is as follows (in thousands):

                                                                       December 31,
         Balance Sheets                                          2000              1999
                                                         --------------------------------------
         Assets:
             Investment properties at cost, net               $  46,045         $  40,931
             Cash and cash equivalents                            1,993               687
             Other assets                                         1,507             4,997
                                                         --------------------------------------
         Total Assets                                         $  49,545         $  46,615
                                                         ======================================

         Liabilities and Venturers' Equity:
             Mortgages and other notes payable                $  20,224         $  18,411
             Notes payable and other payables to Konover         25,439            15,802
             Accounts payable and other liabilities               2,531             1,639
                                                         --------------------------------------
             Total liabilities                                   48,194            35,852
             Venturers' equity                                    1,351            10,763
                                                         --------------------------------------
         Total liabilities and venturers' equity              $  49,545         $  46,615
                                                         ======================================
             Total Revenue                                    $   6,242         $   2,100
                                                         ======================================
             Total Net Loss                                   $(10,390)         $ (2,885)
                                                         ======================================

4.   Deferred Charges and Other Assets

     Deferred charges and other assets as of December 31, net of accumulated amortization of $11,347 and $9,798 at December 31, 2000 and 1999, respectively, are summarized as follows (in thousands):

                                                     2000             1999
                                             -----------------------------------
     Deferred financing costs, net              $    6,648       $    5,214
     Furniture,  fixtures and equipment, net         2,596            3,197
     Intangible lease rights, net                    1,763            2,111
     Prepaid expenses                                  721              773
     Other assets, net                               1,893              902
                                             -----------------------------------
                                                $   13,621       $   12,197
                                             ===================================

     Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

     During 1993, as part of the Company's initial public offering, the Company acquired a favorable lease agreement for land and buildings, which has been capitalized as an intangible asset. This asset is being amortized over the remaining life of the lease. The carrying value of the intangible asset, approximating $1.8 and $2.1 million at December 31, 2000 and 1999, respectively, is reviewed if the facts and circumstances suggest that it may be impaired. If such a review indicates that the carrying amount of the asset may not be recoverable, the Company will reduce the carrying value by the amount of the impairment.

5.   Debt on Income Properties

     Debt on income properties consists of the following at December 31 (in thousands):

                                                                                                 2000             1999
                                                                                           -----------------------------------
Mortgage notes secured by 18 properties, interest rates ranging from 7.37% to
     10.13 %. Unpaid principal and accrued interest due from October 2001 to July 2018.    $   156,053       $   111,286

$60,000 term loan, interest at a rate of LIBOR  plus 3.25% (9.82% at December 31, 2000)(a)      58,925            54,260

$75,000 credit facility secured by 11 properties, monthly principal payments range from approximately $19 to $146 with entire balance due March 2013 and effective interest
     rate of 7.73%                                                                              66,139            66,544

Class A Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $140 to $173 determined using various parameters plus weighted average monthly interest payments at 7.51%.  Unpaid principal and accrued interest due June,
     2002 (b)                                                                                   49,393            51,106

Class B Mortgage Notes - monthly interest payments at 7.87% with entire balance due June,
     2002 (b)                                                                                   20,000            20,000

Class C Mortgage Notes - monthly interest payments at 8.40% with entire balance due June,
     2002 (b)                                                                                   17,000            17,000

Construction loans on development properties and expansions, interest at a rate of LIBOR
     plus 1.5% (8.07% at December 31, 2000)                                                     19,211            34,933

$10,000 line of credit secured by 1 property - monthly interest  payments at LIBOR plus 2%
     (8.57% at December 31, 2000)                                                                6,700                 -

$2,500 line of credit secured by 1 property -monthly interest payments at prime plus 1/2             -                 -
                                                                                           -----------------------------------
                                                                                               393,421           355,129
Unamortized premium on $75,000 credit facility                                                   6,391             6,912
                                                                                           -----------------------------------
                                                                                           $   399,812         $ 362,041
                                                                                           ===================================

(a) An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line was based upon a predetermined formula on the net operating income of the properties that secure the facility. The $150 million line was converted into a $60 million term loan in June 2000. The term loan is secured by nine properties plus an assignment of the excess cashflow of the KPT Remic Loan LLC referenced below. The loan expires the earlier of December 2002 or upon the termination of the Mortgage Notes.

(b) In 1995, the Company closed a $95 million rated debt securitization (the "Mortgage Notes"). The total offering of $95 million consisted of $58 million of Class A Mortgage Notes rated "AA"; $20 million of Class B Mortgage Notes rated "A"; and $17 million of Class C Mortgage Notes rated "BBB". The Mortgage Notes were originally secured by a cross-collateralized mortgage, which covered 18 centers owned by KPT REMIC Loan LLC. As of June 1, 1998, the Mortgage Notes are subject to Optional Redemption (as defined) in whole or in part. Any Optional Redemption occurring on or prior to December 1, 2001 is subject to the payment of a yield maintenance premium. In December 1998, the Company completed a substitution and recollateralization of the securitization, which then secured 24 properties. One of these properties was sold in 1999 (see Note 12).

      Combined aggregate principal maturities of debt on income properties are as follows (in thousands):

        2001                                    $   23,364
        2002                                       162,729
        2003                                        11,651
        2004                                         2,935
        2005                                        11,664
        Thereafter                                 181,078
                                              -----------------
                                                $  393,421
                                              =================

     The Company estimates that the fair value of debt on income properties approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000.

6.    Leases

     The Company leases certain signage and equipment under capital lease agreements which expire 2001 through 2004. Amortization of assets acquired through capital leases is included with depreciation and amortization expense in the accompanying statements of operations. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1.2 million, $0.9 million and $0.7 million, respectively.

     Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 2000, are as follows (in thousands):

                                                           Capital       Operating
                                                           Leases          Leases
                                                       ---------------------------------
    2001                                                  $  255          $   779
    2002                                                     167              504
    2003                                                      34              185
    2004                                                      12              185
    2005                                                       3              185
    Thereafter                                                 -              655
                                                       ---------------------------------
                                                             471          $ 2,493
                                                                      ==================
    Less amount representing interest                         34
                                                       ---------------
    Present value of minimum lease payments               $  437
                                                       ===============

7.    Stockholders' Equity

     Dividends declared on Preferred Stock and Common Stock were $0.50 per share for the years ended December 31, 2000 and 1999. No distributions were paid in 1998.

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid (unaudited):

                                        2000       1999
                                   ------------------------
       Per Share:
          Ordinary income           $   -        $  0.16

          Return of capital            0.50         0.34
                                   ------------------------
             Total                  $  0.50      $  0.50
                                   ========================

     The Company's tax returns for the year ended December 31, 2000, have not been filed, and the taxability information for 2000 is based upon the best available data. The Company's tax returns have not been examined by the Internal Revenue Service, and therefore the taxability of distributions is subject to change.

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

8.    Minority Interest

     Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with the 1998 Konover and Rodwell/Kane portfolio acquisitions. 1,064,344 OP units were issued in 1998 related to these portfolio acquisitions. In connection with the Rodwell/Kane portfolio acquisition, an additional 292,447 OP units were to be issued upon completion of certain contingencies. For the years ended 2000 and 1999, the Company issued 1,689 and 175,232 units, respectively, as certain of the contingencies were met. 40,117 OP units were cancelled and will not be issued. During 2000, 260,876 OP units were converted into common stock. The limited partnership interests outstanding as of December 31, 2000 have the same economic characteristics as would 980,389 common shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are exchangeable into the same number of common shares of the Company.

9.    Convertible Preferred Stock

     On April 2, 1996, the Company executed a Note Purchase Agreement and other related documents (collectively the "Agreements") with Gildea Management Company ("Gildea") and Blackacre Bridge Capital, L.L.C. ("Blackacre"), whereby Gildea and Blackacre agreed to purchase in a private placement up to $25.0 million of the Company's Exchangeable Notes (the "Exchangeable Notes"), and $5 million of its Senior Notes, both of which were unsecured. On April 3 and 29, 1996, Exchangeable Notes with an aggregate principal amount of $10.0 million each were sold pursuant to the Agreements.

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

     Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred. $1.1 million of dividends were declared to holders of the Series A Preferred Stock during 2000 and 1999. No dividends were accrued or paid in 1998.

     On April 29, 1996, $5 million of the Senior Notes were placed at 97% of their face amount. On November 12, 1996, $2.5 million of the Senior Notes were placed at 100% of their face amount. In March 1997, the Company repaid the Senior Notes at their face amounts from the proceeds of the credit facility.

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

10.  Stock Option and Compensation Plans

Employee Stock Incentive Plan

     The Company has established a stock option plan which provides for the issuance of up to 2,800,000 shares through the grant of qualified and nonqualified options to officers and employees at exercise prices not less than market value on the date of grant. Generally, options vest over a period of four to five years from the date of grant and are exercisable for 10 years from the date of grant. Since 1997, the Company has allowed executive management to exchange vested incentive options for stock purchase rights. The stock purchase rights have no voting rights, but are entitled to receive a dividend equivalent to any cash dividends paid to common stockholders. See Note 18 for subsequent events related to changes in the Company's management and related stock agreements.

     A summary of changes in outstanding options and stock purchase rights is as follows:

                                                       2000                  1999                   1998
                                             ----------------------------------------------------------------------
                                                Shares   Avg. Price    Shares    Avg. Price   Shares   Avg. Price
                                             ----------------------------------------------------------------------
      Balance, beginning of year              2,410,207   $   9.25      886,250 $    8.81      743,250 $     9.29
         Options granted, at market                   -          -    1,525,000      9.50      150,000       7.63
         Cancelled                            (270,000)       8.98            -         -            -          -
         Exercised                                    -          -      (1,043)      5.63      (7,000)       5.63
                                             ----------------------------------------------------------------------
      Balance, end of year                    2,140,207  $    9.30    2,410,207 $    9.25      886,250 $     8.81
                                             ======================================================================

      Exercisable, end of year                1,222,207  $    9.48      822,707 $   10.25      331,400 $    13.07
                                             ======================================================================
      Weighted Average Fair Value of
         Options Granted During the Year                 $       -              $    0.36              $     2.19
                                             ======================================================================

     At December 31, 2000, 945,000 stock purchase rights were eligible for a dividend equivalent.

     The following table summarizes information about stock options outstanding at December 31, 2000:



                                                                     Options
                                       Options Outstanding          Exercisable
                         -------------------------------------------------------
                                            Weighted Average
                                                Remaining
                                           Contractual Life in
       Exercise Prices        Shares              Years              Shares
    ----------------------------------------------------------------------------
        $    23.00           123,250             2.41               123,250
        $    21.50            18,000             4.00                18,000
        $    9.50          1,325,000             8.50               530,000
        $    7.88             50,000             6.66                30,000
        $    7.75             15,000             8.00                 9,000
        $    7.50             80,000             7.36                80,000
        $    5.63            528,957             6.25               431,957
                         ---------------                       -----------------
                           2,140,207                              1,222,207
                         ===============                       =================

     The fair value of each option granted in 2000, 1999 and 1998 is estimated using the Black-Scholes option pricing model with the following assumptions:

                                             2000          1999         1998
                                         ---------------------------------------
             Dividend yield                   7.14%         7.14%        0.00%
             Expected volatility              10.4%         10.4%        10.4%
             Risk-free interest rate          6.11%         6.11%        6.80%
             Expected life in years            10            10            4

Restricted Stock Plan

     The Company adopted a restricted stock plan in 1996 whereby the Company can award up to 2,250,000 shares of common stock to employees. Generally, awards under the plan vest at the end of the restriction period, which is typically three years. The awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

                                                                                 2000           1999            1998
        ----------------------------------------------------------------------------------------------------------------
        Restricted shares issued and outstanding at January 1                   141,183         95,669          79,207
        Restricted shares awarded                                               107,025         64,389          35,339
        Repurchase rights exercised and converted to restricted stock            94,600              -              -
        Restricted shares repurchased or cancelled                              (78,798)       (18,875)        (18,877)
                                                                              -------------------------------------------
        Restricted shares issued and outstanding at December 31                 264,010        141,183          95,669
                                                                              ===========================================
        Annual expense, net                                                 $   296,000    $   200,000      $  189,000
        Award date - average fair value per share                           $      5.30    $      6.01      $     8.10

        At December 31, 2000, 153,376 of the restricted shares issued are vested.

     Since 1997, the Company has allowed executive management to exchange restricted stock previously issued for the right to repurchase such shares. Holders of these repurchase rights have no voting rights, but are entitled to receive a dividend equivalent to any cash dividends paid to common stockholders. Recipients of the repurchase rights may exercise their rights at any time from the date the restricted stock subject to the repurchase right becomes vested to 15 years from the date of vesting. The exercise price is generally 10% of the fair market value of the restricted stock subject to the repurchase right determined on the date of grant of the repurchase right. There is no effect on the amount of compensation to be recorded as a result of the exchange as the effective value of the restricted stock granted is the same as the value of the discounted repurchase right. See Note 18 for subsequent events related to changes in the Company's management and related stock agreements.

     Repurchase rights and annual expense information is as follows:

                                                                      2000           1999            1998
        ----------------------------------------------------------------------------------------------------
        Repurchase rights outstanding at January 1                  1,272,555        693,597         390,884
        Repurchase rights awarded                                     550,995        578,958         302,713
        Repurchase rights converted to restricted stock               (94,600)            -              -
        Repurchase rights cancelled                                   (27,368)            -              -
                                                                 --------------------------------------------
        Repurchase rights outstanding at December 31                1,701,582      1,272,555         693,597
                                                                 ============================================
        Exercisable, end of year                                      362,796        242,983         144,695
        Annual expense, net                                       $ 2,569,000    $ 1,779,000      $1,230,000
        Award date - average fair value per share                 $      4.63    $      6.11      $     7.72


Employee Stock Purchase Plan

     During 1997, the Company adopted an Employee Stock Purchase Plan (ESPP) to provide all full-time employees an opportunity to purchase shares of its common stock through payroll deductions over a six-month subscription period. A total of 100,000 shares are available for purchase under this plan. The purchase price is equal to 85% of the fair market value on either the first or last day of the subscription period, whichever is lower. Stock issuances in connection with this plan are as follows:

                                              2000                             1999                           1998
                              ----------------------------------------------------------------------------------------------
                                       Subscription period              Subscription period            Subscription period
                              ----------------------------------------------------------------------------------------------
                                January 1 -        July 1 -       January 1 -      July 1 -     January 1 -      July 1 -
                                 June 30       December 31 (1)     June 30       December 31     June 30     December 31 (1)
                                                                                     (1)
                              ----------------------------------------------------------------------------------------------
     Number shares                 12,066            7,573             5,138         10,446           7,899        10,830
     Price per share                $4.05            $3.72             $5.79          $4.68           $6.59         $6.00

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

                                                          2000                        1999                        1998
                                                ----------------------------------------------------------------------------------
                                                  Reported      Proforma      Reported      Proforma      Reported      Proforma
                                                ----------------------------------------------------------------------------------
     Net (loss) income applicable to common
       stockholders                               $(36,133)     $(36,271)     $ (8,133)     $ (8,242)     $   3,028     $   3,077
     Net (loss) income applicable to common
       stockholders per share - basic             $  (1.17)     $  (1.17)     $  (0.26)     $  (0.27)     $    0.16     $    0.16
     Net (loss) income applicable to common
       stockholders per share - diluted           $  (1.17)     $  (1.17)     $  (0.26)     $  (0.27)     $    0.14     $    0.14

Other Plans

     The Company offers the Konover Property Trust, Inc. 401(k) and Profit Sharing Plan (the "Plan"), a tax-qualified defined contribution plan to its employees. The Plan covers substantially all employees of the Company who have attained 21 years of age and completed at least one year of service. Eligible employees may elect to contribute 1% to 15% of their compensation to the Plan. The Company may elect to match a certain percentage of each employee's contribution and may also elect to make a profit-sharing contribution. For the years ended December 31, 2000, 1999 and 1998, the Company contributed approximately $314,000, $213,000 and $137,000, respectively, as a matching contribution, and there was no profit sharing contribution made by the Company.

     The Company has established a stock plan which provides for the issuance of up to 150,000 shares through the grant of options or stock to members of the Board of Directors who are not officers or employees of the Company. As of December 31, 2000, options to purchase 89,229 shares of common stock have been issued under this plan.

11.  Tenant Lease Agreements

     The Company is the lessor of retail stores under operating leases with initial terms that expire from 2001 to 2020. Many leases are renewable at the lessee's option. Expected future minimum rental revenue to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 2000, are as follows (in thousands):

        2001                                    $     64,323
        2002                                          56,365
        2003                                          46,912
        2004                                          36,223
        2005                                          25,729
        Thereafter                                   139,489
                                            --------------------
                                                $    369,041
                                            ====================

     For the years ended December 31, 2000, 1999 and 1998 rental revenue from a single major tenant, VF Corporation, comprised approximately 7.3%, 7.3% and 7.7%, respectively, of total rental revenue.

12.  Acquisitions and Disposals

      In May 2000, the Company sold a center that was held for sale for its approximate net book value of $0.6 million. In September 2000, the Company sold a retail shopping center in Georgia for approximately $3 million, resulting in a loss of $1.1 million. The centers did not conform to the Company's long-term strategic plan.

      In December 2000, the Company became the sole member in Mount Pleasant KPT LLC through a transaction including a cash payment of $2.3 million and the transfer of ownership in land and certain development costs of approximately $1.2 million.

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

     On February 24, 1998, the Company entered into definitive agreements with affiliates of Konover & Associates South ("Konover"), a privately held real estate development firm based in Boca Raton, Florida, to acquire eleven community shopping centers. The Company ultimately acquired nine of the Konover community shopping centers for a total purchase price of $85.4 million, consisting of $55.2 million in debt assumption, $26.8 million in cash and 369,000 Operating Partnership Units, valued at $9.50 per share. For financial reporting purposes, the nine Konover properties were recorded effective April 1, 1998, since the risks and rewards of ownership had passed to the Company and there were no significant conditions outstanding. All of the acquired properties are held directly or indirectly, by KPT Properties, L.P.

     On March 30, March 31, and May 14, 1998, the Company concluded the acquisition of eight community shopping centers located in North Carolina and Virginia from Roy O. Rodwell and John N. Kane, ("Rodwell/Kane"). The acquired centers encompass approximately 950,000 square feet. The aggregate purchase price for the acquired shopping centers was $57.1 million, consisting of the assumption of $44.3 million of fixed-rate indebtedness, the payment of $3.5 million in cash and the issuance of 974,347 limited partnership Units of the Operating Partnership. Of the purchase price, 292,447 Units and $0.8 million in cash will be issued or paid on a delayed or contingent basis. As of December 31, 2000, 176,921 of the contingent units had been issued and 40,117 had been cancelled and will not be issued. The remaining contingencies include the attainment of certain property performance thresholds and the sale, lease or development of certain outparcels. The purchase price for the acquisition was determined as a result of arms-length negotiation between the Company and the sellers, with the Units being valued at $9.50 per share.

13.   Pro Forma Information (Unaudited)

     Pro forma results of operations for the year ended December 31, 1998 are set forth below and assume the Konover and Rodwell/Kane acquisitions discussed in Note 12 had been completed as of January 1, 1998. The Company acquired ten community centers in 1999, all in separate transactions. The pro forma impact of these acquisitions is not significant to the results of operations for the years ended December 31, 1999 and 1998. The pro forma condensed statements of operations are not necessarily indicative of actual results of operations of the Company assuming such transactions had been completed as of the beginning of the period, nor do they purport to represent results of operations of future periods (in thousands, except for per share data).

                                                                           Adjustment
                                                    Actual         ---------------------------       Pro forma
                                                     1998           Konover        Rodwell/Kane         1998
                                                     ----           -------        ------------         ----
Revenues                                         $    70,666      $    2,537       $    1,580       $   74,783
Property operating costs                              21,749             600              302           22,651
Depreciation and amortization                         20,453             438              305           21,196
General and administrative                             5,066              80               10            5,156
Interest                                              19,772           1,155              666           21,593
Loss on sale of real estate                              512               -                -              512
                                                --------------- ---------------- ---------------- ----------------
Income before minority interest                  $     3,114      $      264       $      297       $    3,675
                                                =============== ================ ================ ================
Basic income before minority interest per
    common share                                 $      0.16      $     0.01       $     0.02       $     0.20
                                                =============== ================ ================ ================
Diluted income before minority interest per
    common share                                $       0.14      $     0.01       $     0.01       $     0.17
                                                =============== ================ ================ ================

14.  Commitments and Contingencies

      On June 11, 1999, a lawsuit was filed claiming that the Company is liable for a finders fee ranging from of $2 million to $4 million related to the 1998 Stock Purchase Agreement between PSR and the Company. On November 27, 2000, a judgement was entered in favor of the plaintiff in the amount of $2.8 million. This judgment together with the associated legal fees incur in connection with this transaction have been recorded in the accompanying consolidated financial statements. The Company has appealed this judgement and will vigorously pursue its appeal. Additionally, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business. Management does not expect the resolution of these matters to have a significant impact on the Company's financial position or results of operations. However, the ultimate resolution of these claims is not reasonably estimable.

15.  Related-Party Transactions

      In 1998, the Company entered into an agreement with Konover to take over the management and leasing of certain properties. In consideration of the assignment of the management and leasing agreements to the Company, the Company agreed to pay $1.1 million in 1999, $1.4 million in 2000 and $1.3 million in 2001. At December 31, 2000, the unpaid amount of $1.4 million is reported in accounts payable and other liabilities in the accompanying consolidated balance sheet. The final $1.4 million payment was made in January 2001. The chairman of the Board of Directors of the Company is an affiliate of Konover.

16.      Reportable Segments

     As a result of certain changes in the Company's internal reporting of operating properties in 1999, management determined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," it has four reportable segments: community centers, outlet centers, VF-anchored centers, and centers held for sale/redevelopment/development (HRD). The outlet segment includes properties that generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF-anchored segment includes properties that have less than $1.5 million in total revenue, generate at least 20% of their revenue from VF and have less than 150,000 square feet. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

(All data in thousands and excludes straight line rent)

                          Community      Outlet
                       Centers (1)(3) Centers (2)  VF Centers   HRD (1)(2)(3)    All others     Total
                       ----------------------------------------------------------------------------------
      2000:
      NOI                $  36,146     $  19,194    $  3,574      $    481       $     310     $   59,705
      Total Assets       $ 363,675     $ 185,412    $ 42,836      $ 46,968       $  64,380     $  703,271

      1999:
      NOI                $  26,239     $  21,889    $  5,476      $  3,216       $     123     $   56,943
      Total Assets       $ 298,065     $ 210,477    $ 45,862      $ 91,067       $  73,986     $  719,457

      1998:
      NOI                $  19,984     $  23,862    $  5,584      $    965       $   (966)     $   49,429
      Total Assets       $ 224,601     $ 204,340    $ 51,279      $ 62,367       $ 139,862     $  682,449

      (1) Towne Centre was under development during 1999 and was stabilized in 2000. Accordingly, the NOI and total assets for Towne Centre are included in the HRD segment in 1999 and the community center segment in 2000.
      (2) The Company's Nashville outlet center was included under the outlet segment for 1999 and 1998. The Company intends to sell this center and is therefore included in the HRD segment in 2000.
      (3) The Company's Waverly Place shopping center was included under the HRD segment in 1999 and 1998 while plans for a redevelopment were underway. The center is included under the community center segment for 2000.

17.  Quarterly Information (Unaudited)

     Selected quarterly financial data for the four quarters in 2000 and 1999 is as follows (in thousands, except per share data)

                                                                                   Quarter ended
                                                        --------------------------------------------------------------------
                                                           March 31        June 30       September 30       December 31
                                                        --------------------------------------------------------------------
2000:
    Total revenue                                         $ 22,132       $  23,096        $    21,684        $    22,008
                                                        ====================================================================


    Net loss applicable
       to common stockholders                             $ (3,120)      $  (2,076)       $    (4,711)       $   (26,226)
                                                        ====================================================================

    Basic loss per common share:
      Net loss applicable to common
     stockholders                                         $  (0.10)      $   (0.07)       $     (0.15)       $    (0.85)
                                                        ====================================================================

    Diluted loss per common share:
      Net loss applicable to common
        stockholders                                      $  (0.10)      $   (0.07)       $     (0.15)       $    (0.85)
                                                        ====================================================================

1999:
    Total revenue                                         $ 19,163       $  21,153        $    20,779        $    21,354
                                                        ====================================================================

    Net (loss) income applicable
       to common stockholders                             $   2,281      $   2,277        $       2,240      $   (14,931)
                                                        ====================================================================

    Basic earnings (loss) per common share:
      Net (loss) income applicable to common
     stockholders                                         $    0.07      $    0.07        $      0.07        $    (0.49)
                                                        ====================================================================

    Diluted earnings (loss) per common share:
      Net (loss) income applicable to common
        stockholders                                      $    0.07      $    0.07        $      0.07        $    (0.49)
                                                        ====================================================================

18.  Subsequent Events

      On March 7, 2001, the Company appointed J. Michael Maloney as interim President and Chief Executive Officer. This appointment followed the resignation of C. Cammack Morton, as President, Chief Executive Officer and Director, and the termination of Patrick M. Miniutti, as Chief Operating Officer. Mr. Morton will receive $2.5 million in settlement of his employment contract and approximately $1.0 million in settlement of certain stock agreements. The total $3.5 million settlement will be paid $3.0 million in March 2001 and $0.5 million in January 2002. The approximate $1.0 million settlement of stock agreements included the cancellation of 391,299 repurchase rights with an average exercise price of $0.60 per share and 350,000 stock options with an average exercise price of $9.50 per share. In addition, Mr. Morton will retain 225,851 repurchase rights with an average exercise price of $0.73 per share and 300,000 stock options with an average exercise price of $5.625 per share. All of the stock options and repurchase rights retained are entitled to dividend equivalents until April 2002, at which time if they have not been exercised they will automatically be cancelled. Negotiations are still underway with Mr. Miniutti.

            Schedule III - Real Estate and Accumulated Depreciation

                                                                                 Cost Capitalized                Sale Of
                                                Initial Cost to Company      Subsequent to Acquisition
                               -----------------------------------------------------------------------------------------------------
                                                             Bldg. And                   Bldg. And         Land        Bldg. And
  Property                      Encumbrances     Land         Imprvmts.        Land       Imprvmts.                     Imprvmts.
- --------------                 -----------------------------------------------------------------------------------------------------
Arcadia, LA                       1,852,730       404,864      1,856,173        3,492       1,563,369     (209,716)
Boaz, AL                          3,186,783        34,998         42,004        4,232       1,402,927
Bolling Creek, VA                 1,438,555       261,971      1,484,505        5,464          53,335
Branson, MO                      10,895,457     5,702,365     24,600,479       34,600       2,700,488
Braves Village, SC                2,650,000       693,398      3,928,356          965         508,567
Brookneal, VA                     1,034,491       221,968      1,257,819        5,802          32,876
Casa Grande, AZ                           -     2,220,397     10,557,446            -         390,153     (858,207)     (4,909,789)
Celebration, NC                   5,413,962     1,436,628      8,140,890        4,582          43,344
Conway, NH                                -       324,652      2,277,122            -         116,768     (172,655)       (757,803)
Conway, SC                        3,047,232       708,784      4,030,308        7,822          33,886
Corsicana, TX                       686,977       336,335      1,533,169            -          63,979
Crossroads at Mandarin, FL        2,500,000       689,016      3,904,424          155             880
Crossville, TN                    4,900,038       519,239      2,415,619       11,389       4,201,657     (149,542)
Danville, VA                      2,122,459       465,505      2,642,090        6,019          52,033
Dare Center, NC                   1,954,400        51,215      5,034,374           78             440
Draper, UT                        5,651,058       718,188      4,294,019       56,513       4,432,611
Dukes Plaza, VA                   3,974,910     1,013,411      5,750,521       (5,702)         67,285
Durham Festival, NC               6,443,364     1,296,071      7,697,319       91,831         235,447
Eastgate Plaza, FL                7,150,000     1,578,177      8,947,744            -         130,662
Eastgate, NC                              -       688,256      3,153,235     (416,226)          8,479
Food Lion Plaza, VA               1,021,500       314,504      1,947,925       23,959          54,988
Gateway, NC                       7,150,000       816,566      3,246,925        8,628       4,610,206
Georgetown, KY                    7,551,412       937,490      6,510,116            -          59,508
Graceville, FL                    2,244,760       556,765      2,544,654            -         231,068
Grove Park, SC                    4,050,000       857,300      4,858,036           42             234
Hanson, KY                          784,089       308,876      1,408,641            -          26,605      (61,421)
Hempstead, TX                       400,000       375,487      1,711,282      (99,997)         20,000
Hollywood Festival, FL            4,452,288       843,578      5,040,436       65,015         217,847
Iowa, LA                          3,349,266       627,061      2,860,591     (470,942)      2,859,317     (156,119)        (34,194)
Keysville, VA                     1,420,259       321,001      1,819,008        6,600          37,399
Kittery, ME                       1,286,224       355,080      2,485,826            -         118,941
Lake George, NY                   1,853,945       975,466      4,441,445            -         331,667
Lake Park, GA                             -     1,128,056      4,801,250            -          39,827   (1,128,056)     (4,841,077)
Lake Point Centre, FL            10,865,826     2,196,485     13,013,873      160,124         403,703
Lake Washington, FL                       -     1,468,320      8,320,483          457          55,160
LaMarque, TX                      3,523,185     4,066,414     11,864,248            -          63,018     (199,075)
Las Vegas, NV                     5,301,926     7,158,719     18,761,605            -         175,639
Lebanon, MO                       1,887,141       403,915      1,889,710            -          70,086
Lenoir Festival, NC               4,233,408     1,175,381      6,963,471       86,933         224,252
Livingston, TX                      823,528       354,381      1,615,979            -          41,962
MacGregor, NC                     7,846,253     1,428,513      7,694,110       15,847         204,783
Merchants Festival, GA                    -     2,525,209     14,309,516        8,022          45,348
Mesa, AZ                          4,298,290     1,399,858      7,060,705      524,004       3,492,989                   (1,421,115)
Millpond Village, NC                      -     6,523,413                           -               -
Mineral Wells, TX                   842,285       315,944      1,441,675            -          17,822
Mobile Festival, AL              19,352,049     4,520,765     27,128,125      332,647       1,175,178
Mount Pleasant, SC               46,400,000     9,748,721     46,613,081            -               -
Nashville, TN                     9,700,000     5,947,579     10,078,170    1,330,263       5,058,719
Nebraska City, NE                 1,767,765       400,684      1,813,050       15,400       1,779,153
North Bend, WA                   11,664,312     8,428,229     12,052,296       44,941      13,841,627
Northridge, NC                    9,583,727     1,428,493      8,872,975       14,775         310,496
Oakland Park, FL                  2,378,049       823,112      4,934,822       60,923         217,788
Patriots Plaza, SC                        -     1,326,300      7,515,700          200           8,703
Robertson Corners, SC             2,900,000       595,711      3,375,694            -           4,815
Shoreside, NC                     5,505,580     1,050,653      5,953,703        9,645          54,651
Smithfield, NC                   31,100,275        77,667      9,064,651    1,428,125      18,129,075
South Cobb, FL                            -        74,406        473,390        7,303          70,540
Square One, FL                    9,156,007     1,692,011     10,043,077      128,288         495,946
Stanton Square, NC                2,056,731     1,401,330      7,994,573       14,225         272,568
Story City, IA                    2,190,224       601,802      2,737,481       22,653       2,059,158
Sulphur Springs, TX                       -       512,898      2,326,326          131         153,955     (513,029)     (2,480,281)
Tower, NC                         2,853,106       659,677      4,459,411        7,087          98,033
Towne Square, VA                 14,778,527     2,951,412     15,374,453     (225,637)         67,725
Tri-Cities, TN                            -       353,983      5,648,812      656,818          26,479
Tucson, AZ                        1,178,465       772,231      3,572,837       20,215         161,036
Tupelo, MS                          600,000       430,765      1,956,158       11,484       1,336,166
Union City, TN                      932,412       296,580      1,343,859        2,983         111,557     (157,649)
University Mall, VA               7,000,355     1,232,027      6,398,674      (86,724)        288,900
Vacaville, CA                    27,571,440    30,008,142     49,464,506            -       1,281,047      (41,484)
Waverly Place, NC                10,376,249     1,944,220     11,017,247    2,270,735      (2,117,632)
West Frankfort, IL                  620,263       471,041      2,130,358            -          12,134     (137,327)
Undeveloped Land                          -     1,144,552              -            -               -
                               -----------------------------------------------------------------------------------------------------
                                359,753,536   135,694,211    502,502,555    6,206,188      74,339,372   (3,784,280)    (14,444,259)
                               =====================================================================================================



                                  Adjustment to Net Realizable        Gross Amount at Which
                                             Value                 Carried at Close of Period
                               -------------------------------------------------------------------------------------------------
                                                 Bldg. And                       Bldg. And                     Accumulated
  Property                           Land         Imprvmts.          Land         Imprvmts.        Total       Depreciation
- --------------                 -------------------------------------------------------------------------------------------------
Arcadia, LA                                                           198,640       3,419,542      3,618,182       941,322
Boaz, AL                                                               39,230       1,444,931      1,484,161       419,704
Bolling Creek, VA                                                     267,435       1,537,840      1,805,275       108,258
Branson, MO                                                         5,736,965      27,300,967     33,037,932     4,779,465
Braves Village, SC                                                    694,363       4,436,923      5,131,286       344,753
Brookneal, VA                                                         227,770       1,290,695      1,518,465        91,739
Casa Grande, AZ                   (1,362,190)     (6,037,810)               -               -              -             -
Celebration, NC                                                     1,441,210       8,184,234      9,625,444       561,654
Conway, NH                          (151,997)     (1,636,087)               -               -              -             -
Conway, SC                                                            716,606       4,064,194      4,780,800       268,308
Corsicana, TX                                                         336,335       1,597,148      1,933,483       385,901
Crossroads at Mandarin, FL                                            689,171       3,905,304      4,594,475       340,226
Crossville, TN                                                        381,086       6,617,276      6,998,362     1,554,873
Danville, VA                                                          471,524       2,694,123      3,165,647       211,720
Dare Center, NC                                                        51,293       5,034,814      5,086,107       434,218
Draper, UT                                                            774,701       8,726,630      9,501,331     2,259,198
Dukes Plaza, VA                                                     1,007,709       5,817,806      6,825,515       524,547
Durham Festival, NC                                                 1,387,902       7,932,766      9,320,668       559,881
Eastgate Plaza, FL                                                  1,578,177       9,078,406     10,656,583       780,299
Eastgate, NC                                                          272,030       3,161,714      3,433,744       366,380
Food Lion Plaza, VA                                                   338,463       2,002,913      2,341,376       145,320
Gateway, NC                                                           825,194       7,857,131      8,682,325       682,234
Georgetown, KY                                                        937,490       6,569,624      7,507,114     2,117,862
Graceville, FL                                                        556,765       2,775,722      3,332,487       649,622
Grove Park, SC                                                        857,342       4,858,270      5,715,612       403,780
Hanson, KY                                                            247,455       1,435,246      1,682,701       330,684
Hempstead, TX                                                         275,490       1,731,282      2,006,772       408,158
Hollywood Festival, FL                                                908,593       5,258,283      6,166,876       371,548
Iowa, LA                                                                    -       5,685,714      5,685,714     1,422,760
Keysville, VA                                                         327,601       1,856,407      2,184,008       132,081
Kittery, ME                                                           355,080       2,604,767      2,959,847       542,783
Lake George, NY                                                       975,466       4,773,112      5,748,578       912,494
Lake Park, GA                                                               -               -              -             -
Lake Point Centre, FL                                               2,356,609      13,417,576     15,774,185       942,878
Lake Washington, FL                                                 1,468,777       8,375,643      9,844,420       519,223
LaMarque, TX                                                        3,867,339      11,927,266     15,794,605     2,784,018
Las Vegas, NV                                     (6,338,275)       7,158,719      12,598,969     19,757,688     6,569,589
Lebanon, MO                                                           403,915       1,959,796      2,363,711       467,082
Lenoir Festival, NC                                                 1,262,314       7,187,723      8,450,037       504,932
Livingston, TX                                                        354,381       1,657,941      2,012,322       391,235
MacGregor, NC                                                       1,444,360       7,898,893      9,343,253       943,938
Merchants Festival, GA                                              2,533,231      14,354,864     16,888,095       775,365
Mesa, AZ                                                            1,923,862       9,132,579     11,056,441     2,421,337
Millpond Village, NC                                                6,523,413               -      6,523,413             -
Mineral Wells, TX                                                     315,944       1,459,497      1,775,441       344,950
Mobile Festival, AL                                                 4,853,412      28,303,303     33,156,715     2,004,176
Mount Pleasant, SC                                                  9,748,721      46,613,081     56,361,802     1,599,435
Nashville, TN                                    (13,000,197)       7,277,842       2,136,692      9,414,534     4,137,713
Nebraska City, NE                                                     416,084       3,592,203      4,008,287       892,960
North Bend, WA                                                      8,473,170      25,893,923     34,367,093     6,290,385
Northridge, NC                                                      1,443,268       9,183,471     10,626,739     1,068,476
Oakland Park, FL                                                      884,035       5,152,610      6,036,645       358,741
Patriots Plaza, SC                                                  1,326,500       7,524,403      8,850,903       499,953
Robertson Corners, SC                                                 595,711       3,380,509      3,976,220       336,907
Shoreside, NC                                                       1,060,298       6,008,354      7,068,652       428,353
Smithfield, NC                                                      1,505,792      27,193,726     28,699,518     6,678,694
South Cobb, FL                                                         81,709         543,930        625,639        37,475
Square One, FL                                                      1,820,299      10,539,023     12,359,322       732,518
Stanton Square, NC                                                  1,415,555       8,267,141      9,682,696       583,187
Story City, IA                                                        624,455       4,796,639      5,421,094     1,155,723
Sulphur Springs, TX                                                         -               -              -             -
Tower, NC                                                             666,764       4,557,444      5,224,208       520,870
Towne Square, VA                                                    2,725,775      15,442,178     18,167,953     1,107,195
Tri-Cities, TN                                                      1,010,801       5,675,291      6,686,092     2,029,305
Tucson, AZ                                                            792,446       3,733,873      4,526,319       891,030
Tupelo, MS                                                            442,249       3,292,324      3,734,573       760,309
Union City, TN                                                        141,914       1,455,416      1,597,330       339,663
University Mall, VA                                                 1,145,303       6,687,574      7,832,877       471,011
Vacaville, CA                                                      29,966,658      50,745,553     80,712,211    11,877,422
Waverly Place, NC                                                   4,214,955       8,899,615     13,114,570       480,284
West Frankfort, IL                                                    333,714       2,142,492      2,476,206       497,092
Undeveloped Land                                                    1,144,552               -      1,144,552             -
                               --------------------------------------------------------------------------------------------
                                  (1,514,187)    (27,012,369)     136,601,932     535,385,299    671,987,231    85,495,196
                               ============================================================================================


                                                                   Life on which
                                                                    Depreciation
                                   Date of          Date         in latest Income
  Property                        Construction     Acquired     Statement if Computed
- --------------                -----------------------------------------------------
Arcadia, LA                                           1993               5-39 yrs.
Boaz, AL                                              1993               5-39 yrs.
Bolling Creek, VA                                     1998               5-39 yrs.
Branson, MO                            1995                              5-39 yrs.
Braves Village, SC                                    1999               5-39 yrs.
Brookneal, VA                                         1998               5-39 yrs.
Casa Grande, AZ                                       1994
Celebration, NC                                       1998               5-39 yrs.
Conway, NH                                            1993               5-39 yrs.
Conway, SC                                            1998               5-39 yrs.
Corsicana, TX                                         1993               5-39 yrs.
Crossroads at Mandarin, FL                            1999               5-39 yrs.
Crossville, TN                                        1993               5-39 yrs.
Danville, VA                                          1998               5-39 yrs.
Dare Center, NC                                       1999               5-39 yrs.
Draper, UT                                            1993               5-39 yrs.
Dukes Plaza, VA                                       1999               5-39 yrs.
Durham Festival, NC                                   1998               5-39 yrs.
Eastgate Plaza, FL                                    1999               5-39 yrs.
Eastgate, NC                                          1997               5-39 yrs.
Food Lion Plaza, VA                                   1998               5-39 yrs.
Gateway, NC                                           1997               5-39 yrs.
Georgetown, KY                                        1993               5-39 yrs.
Graceville, FL                                        1993               5-39 yrs.
Grove Park, SC                                        1999               5-39 yrs.
Hanson, KY                                            1993               5-39 yrs.
Hempstead, TX                                         1993               5-39 yrs.
Hollywood Festival, FL                                1998               5-39 yrs.
Iowa, LA                                              1993               5-39 yrs.
Keysville, VA                                         1998               5-39 yrs.
Kittery, ME                                           1993               5-39 yrs.
Lake George, NY                                       1993               5-39 yrs.
Lake Park, GA                                         1993               5-39 yrs.
Lake Point Centre, FL                                 1998               5-39 yrs.
Lake Washington, FL                                   1999               5-39 yrs.
LaMarque, TX                                          1994               5-39 yrs.
Las Vegas, NV                                         1993               5-39 yrs.
Lebanon, MO                                           1993               5-39 yrs.
Lenoir Festival, NC                                   1998               5-39 yrs.
Livingston, TX                                        1993               5-39 yrs.
MacGregor, NC                                         1997               5-39 yrs.
Merchants Festival, GA                                1999               5-39 yrs.
Mesa, AZ                                              1993               5-39 yrs.
Millpond Village, NC                                  2000               5-39 yrs.
Mineral Wells, TX                                     1993               5-39 yrs.
Mobile Festival, AL                                   1998               5-39 yrs.
Mount Pleasant, SC                                    2000               5-39 yrs.
Nashville, TN                                         1993               5-39 yrs.
Nebraska City, NE                                     1993               5-39 yrs.
North Bend, WA                                        1993               5-39 yrs.
Northridge, NC                                        1997               5-39 yrs.
Oakland Park, FL                                      1998               5-39 yrs.
Patriots Plaza, SC                                    1999               5-39 yrs.
Robertson Corners, SC                                 1999               5-39 yrs.
Shoreside, NC                                         1998               5-39 yrs.
Smithfield, NC                                        1993               5-39 yrs.
South Cobb, FL                                        1998               5-39 yrs.
Square One, FL                                        1998               5-39 yrs.
Stanton Square, NC                                    1998               5-39 yrs.
Story City, IA                                        1993               5-39 yrs.
Sulphur Springs, TX                                   1993
Tower, NC                                             1997               5-39 yrs.
Towne Square, VA                                      1998               5-39 yrs.
Tri-Cities, TN                                        1993               5-39 yrs.
Tucson, AZ                                            1993               5-39 yrs.
Tupelo, MS                                            1993               5-39 yrs.
Union City, TN                                        1993               5-39 yrs.
University Mall, VA                                   1998               5-39 yrs.
Vacaville, CA                                         1993               5-39 yrs.
Waverly Place, NC                                     1998               5-39 yrs.
West Frankfort, IL                                    1993               5-39 yrs.
Undeveloped Land                                   Various

(1) Buildings and improvements are depreciated based on a 15-39 year life. Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 to 10 years.

(2) Aggregate cost of the real estate property for federal income tax purposes is approximately $681,806,926.

The changes in total real estate for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                               2000          1999          1998
                                           -----------   -----------   -----------
Balance, beginning of period               630,036,944   552,663,047   380,798,184
Developed or acquired properties            64,029,767    85,768,668   168,287,524
Improvements                                 4,200,067       954,619    14,526,918
Adjustments to net realizable value        (19,338,472)     (588,084)            -
Sales                                       (6,941,075)   (8,761,306)  (10,949,579)
                                           -----------   -----------   -----------
Balance end of period                      671,987,231   630,036,944   552,663,047
                                           ===========   ===========   ===========

The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                               2000          1999          1998
                                           -----------   -----------   -----------
Balance, beginning of period                70,451,689    55,970,612    42,099,057
Depreciation                                17,636,493    16,702,617    14,782,192
Sales                                       (2,592,986)   (2,221,540)     (910,637)
                                           -----------   -----------   -----------
Balance, end of period                      85,495,196    70,451,689    55,970,612
                                           ===========   ===========   ===========

Report of Independent Public Accountants



To Konover Property Trust, Inc.:

We have audited the accompanying statements of net assets available for plan benefits of Konover Property Trust, Inc.'s Non-Qualified Employee Stock Purchase Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for plan benefits for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Konover Property Trust, Inc.'s Non-Qualified Employee Stock Purchase Plan at December 31, 2000 and 1999, and the changes in net assets available for plan benefits for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


Raleigh, North Carolina
February 16, 2001

                          Konover Property Trust, Inc.
                   Non-Qualified Employee Stock Purchase Plan

              Statements of Net Assets Available for Plan Benefits




                                                        At December 31,
                                                      2000             1999
                                                  -------------    ------------
Receivable from Konover Property Trust, Inc.      $    28,819      $   49,608
                                                  =============    ============
Net assets available for plan benefits            $    28,819      $   49,608
                                                  =============    ============


                 The accompanying notes to financial statements
                    are an integral part of these statements

                          Konover Property Trust, Inc.
                   Non-Qualified Employee Stock Purchase Plan

         Statements of Changes in Net Assets Available for Plan Benefits



                                                    Years Ended December 31,
                                                      2000           1999
                                                   -----------     -------------
Employee contributions                             $   93,062      $     90,870
Deductions:
         Purchases of Common Stock                     97,702            94,729
         Withdrawals                                   16,149            12,190
                                                   -----------     -------------
                                                      113,851           106,919
                                                   -----------     -------------

Net decrease                                          (20,789)          (16,049)
Net assets available for Plan benefits at
   beginning of period                                 49,608            65,657
                                                   -----------     -------------
Net assets available for Plan benefits at end of
     period                                        $   28,819      $     49,608
                                                   ===========     =============

Shares of Common Stock purchased during year           22,512            16,046
                                                   ===========     =============

                 The accompanying notes to financial statements
                    are an integral part of these statements

                          Konover Property Trust, Inc.

                   Non-Qualified Employee Stock Purchase Plan


                          Notes to Financial Statements
                                December 31, 2000



1.       Basis of Presentation

The accompanying financial statements of the Konover Property Trust, Inc. Non-Qualified Employee Stock Purchase Plan (the Plan) have been prepared on the accrual basis.

2.       Plan Description and Summary of Significant Plan Provisions

The Board of Directors of Konover Property Trust, Inc. (the "Company") adopted the Plan on May 29, 1997. The Plan became effective as of July 1, 1997. The maximum number of shares available under the Plan is 100,000 and 50,000 on December 31, 2000 and December 31, 1999, respectively. The number of shares available is subject to certain adjustments, as defined.

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

3.       Subsequent Event

On January 18, 2001 7,573 shares of common stock of the Company were purchased by the Plan and such shares were transferred to an independent broker that holds the shares in the name of the respective employees.