Form 10-K/A
period 2000-12-31
KONOVER PROPERTY TRUST INC
filed 2001-04-12
CIK 899757

Washington, D.C. 20549
                United States Securities and Exchange Commission

                                   FORM 10-K/A

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

                          Konover Property Trust, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 2000

                                                                                                          Page
--------------------------------------------------------------------------------------------------------------
                                     PART I
Item 1 - Business.........................................................................................3

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

                                                                  Land                  Gross
                                                                   Area                Leasable                            Economic
State           Center                        City               (Acres)  Year Built     Area         Key Tenants          Occupancy
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
     Year       Expire (1)   (Sq. Ft.) (2)       Revenue       Revenue    Per Sq. Ft. (3)
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

Tenant Concentration

         The following table provides certain information regarding the ten largest tenants (based upon total rental revenue) and other tenants for the year ended December 31, 2000:

                                                             Percentage      Number         Actual            % of
                                              Total GLA     of Total GLA       of        Total Rental     Total Rental
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


Summary of Debt on Income Properties
                                                                          Outstanding Balance
                                                                             (in thousands)
          Description                 Maturity    Interest Rate      12/31/00            12/31/99             Notes
----------------------------------------------------------------------------------------------------------------------------
      Fixed Rate
Class A Mortgage Notes                 Jun-02         7.51%       $    49,393         $   51,106          23 Properties
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

--------------------------------------------------------------------------------
Schedule of Maturities by Year
      Year           Balance         Percentage
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

         The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends declared per share for 2000 and 1999:

---------------------------------------------------------------------------------------------------------------
                                         2000                                           1999
---------------------------------------------------------------------------------------------------------------
                         High            Low          Dividends          High            Low          Dividends
First Quarter        $    6 3/16       $  4 3/4       $  0.125         $   7 1/16      $  5 1/4        $ 0.125
Second Quarter            6 1/16          4              0.125             9              5 3/8          0.125
Third Quarter             4 15/16         4              0.125             8 1/2          6 1/16         0.125
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


                                               ----------------------------------------------------------------------------------
                                                    2000            1999              1998             1997            1996
                                               ----------------------------------------------------------------------------------
 Operating Data:
    Rental revenues                            $    88,920     $    82,449          $  70,666        $  54,940      $   47,170
    Property operating costs                        29,215          27,057             21,749           16,885          13,975
                                               ----------------------------------------------------------------------------------
                                                    59,705          55,392             48,917           38,055          33,195
    Depreciation and amortization                   28,479          25,541             20,453           16,395          15,121
    General and administrative                       6,669           6,317              5,066            4,404           4,880
    Interest                                        27,806          16,801             19,772           16,436          14,175
    Loss on sale of real estate                      1,946           3,810                512                -               -
    Abandoned transaction costs                      1,257           3,883                  -            1,250               -
    E-commerce start-up costs                            -           2,847                  -                -               -
    Equity in losses of unconsolidated
     entities                                       10,416             915                  -                -               -
    Minority interest in Operating
     Partnership                                    (1,157)            (78)                86                -               -
    Adjustment to carrying value of assets          19,338           2,400                  -                -           5,000
    Extraordinary loss on early
     extinguishment of debt                              -               -                  -              986             103
                                               ----------------------------------------------------------------------------------
    Net (loss) income                           $  (35,049)    $    (7,044)         $   3,028        $  (1,416)     $   (6,084)
                                               ==================================================================================

    (Loss) income before extraordinary item    $   (35,049)    $    (7,044)         $   3,028        $    (430)     $   (5,981)
       Preferred stock dividends                    (1,084)         (1,089)                 -                -            (368)
                                               ----------------------------------------------------------------------------------
    (Loss) income before extraordinary item
     applicable to common stockholders             (36,133)         (8,133)             3,028             (430)         (6,349)
       Extraordinary loss on early
        extinguishment of debt                           -               -                  -             (986)           (103)
                                               ----------------------------------------------------------------------------------
    (Loss) income applicable to common
     stockholders                              $   (36,133)    $    (8,133)         $   3,028        $  (1,416)     $   (6,452)
                                               ==================================================================================
    Basic (loss) income per common share:
    (Loss) income before extraordinary item
     applicable to common stockholders         $     (1.17)    $     (0.26)         $    0.16        $   (0.04)     $    (0.54)
    Extraordinary item                                   -               -                  -            (0.08)          (0.01)
                                               ----------------------------------------------------------------------------------
    Net (loss) income applicable to common
     stockholders                              $     (1.17)    $     (0.26)         $    0.16        $   (0.12)     $    (0.55)
                                               ==================================================================================
    Weighted average common shares
     outstanding                                    30,954          30,847             18,693           11,824          11,817
                                               ==================================================================================

 Diluted (loss) income per common share:
    (Loss) income before extraordinary item
     applicable to common stockholders         $     (1.17)    $     (0.26)         $    0.14        $   (0.04)     $    (0.54)
    Extraordinary item                                   -               -                  -            (0.08)          (0.01)
                                               ----------------------------------------------------------------------------------
    Net (loss) income applicable to common
     stockholders                              $     (1.17)    $     (0.26)         $    0.14        $   (0.12)     $    (0.55)
                                               ==================================================================================
    Weighted average common shares
     outstanding - diluted (a)                      30,954          30,847             21,878           11,824          11,817
                                               ==================================================================================



                                                    2000            1999              1998             1997            1996
----------------------------------------------------------------------------------------------------------------------------------
    Other Data:
     EBITDA:
     Net (loss) income                         $   (35,049)    $    (7,044)         $   3,028        $  (1,416)     $   (6,084)
       Adjustments:
            Interest                                27,806          16,801             19,772           16,436          14,175
            Depreciation and amortization           28,479          25,541             20,453           16,395          15,121
            Loss (gain) on sale of assets            1,946           3,810                512                -            (37)
            Minority interest                       (1,157)            (78)                86                -               -
            Equity in losses of unconsolidated
             ventures                               10,416             915                  -                -               -
            Abandoned transaction costs              1,257           3,883                  -            1,250               -
            E-commerce start-up costs                    -           2,847                  -                -               -
            Adjustment to fair value of assets      19,338           2,400                  -                -           5,000
            Extraordinary loss on early
             extinguishment of debt                      -               -                  -              986             103
                                               ==================================================================================
                                               $    53,036     $    49,075          $  43,851        $  33,651      $   28,278
                                               ==================================================================================

                                                          2000          1999          1998        1997        1996
                                                    ---------------------------------------------------------------------
         Funds from Operations:
         Net (loss) income                            $ (35,049)    $ (7,044)      $  3,028    $ (1,416)   $  (6,084)
         Adjustments:
              Real estate depreciation and
               amortization                              24,147       21,854         18,333      15,504       14,440
              Loss (gain) on sale of assets               1,946        3,810            512           -         (37)
              Stock based compensation amortization       2,865        1,979          1,419         537          392
              Minority interest in Operating
               Partnership                                 (953)        (281)            86           -            -
              E-commerce start-up costs                       -        2,847              -           -            -
              Technology venture operations               5,525            -              -           -            -
              Share of depreciation in
               unconsolidated ventures                    2,654          229              -           -            -
              Adjustment to carrying value of
               assets                                    19,338        2,400              -           -        5,000
              Extraordinary loss on early
               extinguishment of debt                         -            -              -         986          103
                                                    ---------------------------------------------------------------------
                                                      $  20,473    $  25,794      $  23,378    $ 15,611    $  13,814
                                                    =====================================================================
       Weighted average shares outstanding-diluted
       (a)                                               34,621       34,472         21,878      14,158       13,399
                                                    =====================================================================

       Funds Available for
       Distribution/Reinvestment:
         Funds from Operations                        $  20,473    $  25,794       $ 23,378    $ 15,611    $  13,814
         Adjustments:
                 Capitalized tenant allowances           (1,685)      (2,652)        (4,259)     (1,418)        (316)
                 Capitalized leasing costs               (2,035)      (1,656)        (2,258)     (1,054)        (549)
                 Recurring capital expenditures          (1,341)      (1,103)          (599)       (845)        (312)
                                                    ---------------------------------------------------------------------
                                                      $  15,412    $  20,383       $ 16,262    $ 12,294    $  12,637
                                                    =====================================================================
       Dividends declared on annual earnings          $  18,556    $  18,107       $      -    $      -    $  10,142
                                                    =====================================================================
       Dividends declared on annual earnings per
        share                                          $   0.50    $    0.50       $   0.00    $   0.00    $    0.75
                                                    =====================================================================
       Cash Flows:
         Cash flows from operating activities        $   19,242   $   33,782       $ 18,540   $  12,283    $   7,495
         Cash flows used in investing activities        (33,256)    (129,992)       (72,115)    (62,251)     (17,958)
         Cash flows from financing activities            19,308       31,317        121,749      47,061       15,018
                                                    ---------------------------------------------------------------------
         Net (decrease) increase in cash and cash
          equivalents                               $     5,294    $ (64,893)     $  68,174   $  (2,907)    $  4,555
                                                    =====================================================================


       Balance Sheet Data:
         Income-producing properties (before
              depreciation and amortization)         $  691,168   $  671,544     $  575,471   $ 393,624    $ 352,992
         Total assets                                   703,271      719,457        682,449     403,626      358,612
         Debt on income properties                      399,812      362,041        304,783     232,575      173,695
         Total liabilities                              426,700      385,400        320,862     240,699      194,020
         Minority interests                               8,356       12,999         12,246           -            -
         Total stockholders' equity                     268,215      321,058        349,341     162,927      164,592
       Portfolio Property Data:
         Total GLA (at end of period)                     9,400        9,519          8,148       5,503        4,865
         Weighted average GLA                             9,477        8,978          7,390       5,341        4,674
         Number of properties (at end of period)             66           68             59          41           36
         Occupancy (at end of year):
              Operating                                    91.0%         93.2%          92.0%       93.4%         91.4%
              Held for sale/redevelopment/development      32.5%         66.4%          56.4%       50.4%         55.8%

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

     Investments In and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at December 31, 2000 and 1999, is as follows: (all investments are accounted for under the equity method, in thousands):

                                                                                             December 31,
Entity                                                  Location           Ownership         2000        1999
----------------------------------------------------------------------------------------------------------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)         North Carolina              50%       $   2,571    $   2,440
Park Place KPT LLC (1 community center)           Morrisville, NC             50%           6,594        6,245
Falls Pointe KPT LLC (1 community center)         Raleigh, NC                 50%           5,991        7,059

Taxable Subsidiaries:

Sunset KPT Investment, Inc.                                                   85%           9,981        9,888
truefinds.com, Inc. (d/b/a ImageTwin, Inc.)                                   95%             (17)         511
                                                                                        ------------------------

                                                                                        $  25,120    $  26,143
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

Dated: April 2, 2001                          Konover Property Trust, Inc.

                                              By /s/ J. Michael Maloney
                                                -------------------------------
                                              J. Michael Maloney
                                              Interim President and
                                              Chief Executive Officer, Director

                                              By /s/ Daniel J. Kelly
                                                -------------------------------
                                              Daniel J. Kelly
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

                                              By /s/ Simon Konover
                                                -------------------------------
                                              Simon Konover
                                              Chairman of the Board of Directors

                                              By /s/ William D. Eberle
                                                -------------------------------
                                              William D. Eberle
                                              Director

                                              By /s/ J. Richard Futrell, Jr.
                                                -------------------------------
                                              J. Richard Futrell, Jr.
                                              Director

                                              By /s/ John W. Gildea
                                                -------------------------------
                                              John W. Gildea
                                              Director

                                              By /s/ Mark S. Ticotin
                                                -------------------------------
                                              Mark S. Ticotin
                                              Director

                                              By /s/ Andrew E. Zobler
                                                -------------------------------
                                              Andrew E. Zobler
                                              Director

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

    /s/ Arthur Andersen LLP

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

3.    Investment in and Advances to Unconsolidated Entities

      A summary of the Company's investments in and advances to unconsolidated entities at December 31, 2000 and 1999, is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                        December 31,
Entity                                           Location             Ownership       2000         1999
---------------------------------------------------------------------------------------------------------
Community Center Ventures:                                                          (in thousands)
   Atlantic Realty LLC (2 community centers)  Apex and Pembroke, NC      50%      $   2,571     $   2,440
   Park Place KPT LLC                         Morrisville, NC            50%          6,594         6,245
   Falls Pointe KPT LLC                       Raleigh, NC                50%          5,991         7,059

Taxable Subsidiaries (see Note 1):
   Sunset KPT Investment, Inc.                                           85%          9,981         9,888
   truefinds.com, Inc.                                                   95%           (17)           511
                                                                                 ------------- -------------
                                                                                 $  25,120     $  26,143
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
                               =====================================================================================================



                                  Adjustment to Net Realizable        Gross Amount at Which
                                             Value                 Carried at Close of Period
                               -------------------------------------------------------------------------------------------------
                                                 Bldg. And                       Bldg. And                     Accumulated
  Property                           Land         Imprvmts.          Land         Imprvmts.        Total       Depreciation
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
                               ============================================================================================


                                                                   Life on which
                                                                    Depreciation
                                   Date of          Date         in latest Income
  Property                        Construction     Acquired     Statement if Computed
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