Form 10-K/A
period 2000-12-31
KONOVER PROPERTY TRUST INC
filed 2001-04-30
CIK 899757

Washington, D.C. 20549
                United States Securities and Exchange Commission

                                   FORM 10-K/A
                                 Amendment No. 2

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or
            ( ) Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         Commission File Number 1-11998

                          KONOVER PROPERTY TRUST, INC.
             (Exact name of Registrant as specified in its charter)


                Maryland                             56-1819372
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


      3434 Kildaire Farm Road, Suite 200
         Raleigh, North Carolina                        27606
 Address of principal executive offices)             (Zip Code)

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
                                    Yes  X   No
                                       -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X|]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, at March 20, 2001, was approximately $44 million.

At March 20, 2001, there were 31,289,923 shares of the Registrant's Common Stock, $.01 par value, outstanding.

Item 10 - Directors


         The Company has a nine-member Board of Directors. As a result of the resignations of Messrs. Morton and Miniutti, two board seats are currently vacant.

         The Company's seven directors have terms expiring at the 2001 annual meeting of stockholders or until their successors are duly elected and qualified. Information about the Company's directors is set forth below.

Name                      Age   Principal Occupation                                            Director Since
----                      ---   --------------------                                            --------------
Simon Konover              78   Founder of Konover & Associates, Inc. and Konover
                                      Investments Corporation                                        1998
William D. Eberle          77   Chairman of Manchester Associates, Ltd.                              1997
J. Richard Futrell, Jr.    70   Former Chairman and CEO of Centura Banks, Inc.                       1993
John W. Gildea             57   Managing Director of Gildea Management Company and
                                      Advisor for The Network  Funds                                 1996
J. Michael Maloney         54   Interim President and Chief Executive Officer of the Company         1999
Mark S. Ticotin            52   Principal and Executive Vice President of Lazard Freres Real
                                Estate Investors L.L.C.                                              1999
Andrew E. Zobler           39   Vice President of Lazard Freres Real Estate Investors L.L.C.         2000

         Simon Konover is the founder of Konover & Associates, Inc. and Konover Investments Corporation. The two entities represent a $500 million-plus real estate enterprise headquartered in West Hartford, Connecticut. The organization includes shopping centers, office buildings, hotels, residential communities and specialty properties. In the mid-1960's, Mr. Konover began developing retail centers in South Florida and in late 1989 founded Konover & Associates South and Konover Management South Corporation, located in Boca Raton, Florida. The Company purchased certain assets of Konover Management South Corporation in 1998 and 1999 and, in connection with the acquisition, appointed Mr. Konover as Chairman of the Board.

         William D. Eberle was a founder of Boise Cascade and is Chairman of Manchester Associates, Ltd., a venture capital and international consulting firm, and of counsel to the law firm of Kaye, Scholer, Fierman, Hays & Handler. Mr. Eberle also serves as a director of America Service Group Inc., a health care services company, Showscan Entertainment, Inc., a movie technology company, Ampco-Pittsburgh Corporation, a steel fabrication equipment company and Mitchell Energy & Development Corp., a gas and oil manufacturing company. Mr. Eberle is a member of the compensation committees of each of these companies.

         J. Richard Futrell, Jr. is the retired Chairman of Centura Bank, Inc., a position he held from 1989 to 1993.

         John W. Gildea has been Managing Director of Gildea Management Company, an investment advisory firm and an advisor for the Network Funds since 1990. Mr.Gildea is also director of the Network Funds. From 1986 to 1990, he was Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation. He is a director of America Service Group, Inc. and The General Chemical Group, Inc.

         J. Michael Maloney was named the Company's Interim President and Chief Executive Officer in March of 2001. Mr. Maloney is the founder of Highland Capital Group, Inc. ("HCG"), an investment and consulting services company. Before forming HCG, he was Senior Vice President of Corporate Property Investors ("CPI") from 1981 to 1998. Prior to joining CPI he served as Vice President and Senior Credit Officer of Citibank's domestic real estate lending department from 1971 to 1981.

         Mark S. Ticotin is a Principal and Executive Vice President of Lazard Freres Real Estate Investors L.L.C. ("LFREI") and is the Chief Executive Officer and a director of Atria, Inc. and Kapson Senior Quarters Corp. Before joining Lazard, he was Senior Executive Vice President of Simon Property Group, Inc., a publicly traded real estate investment trust ("SPG"), after SPG merged with CPI in September 1998. Mr. Ticotin had been President and Chief Operating Officer of CPI when it merged with SPG. The portfolios of CPI and SPG consisted primarily of regional shopping centers. From 1988 to 1997, Mr. Ticotin was Senior Vice President of CPI and responsible for its Leasing, Legal and Marketing Departments. Prior to joining CPI in 1983, he was an attorney with the law firm of Cravath, Swaine & Moore. Mr. Ticotin also serves as a director of Center Trust, Inc. and is a member of the Membership Committee of Intown Holding Company, L.L.C.

         Andrew E. Zobler is a Vice President of LFREI. He joined LFREI from Starwood Hotels & Resorts Worldwide, Inc., a global hotel management and ownership company, where he served as Senior Vice President of Acquisitions and Development. At Starwood, Mr. Zobler was responsible for capital raising, maintaining capital relationships and executing hotel acquisitions and dispositions in North America for all Starwood brands. Previously, Mr. Zobler was a law partner in the real estate group of the New York office of Greenberg, Traurig, Hoffman, Lipoff, Rose & Quentel. Prior to joining Greenberg, Traurig, Mr. Zobler practiced law with Paul, Weiss, Rifkind, Wharton & Garrison and Cravath, Swaine & Moore. Currently, Mr. Zobler is a director of The Fortress Group, Inc. and Commonwealth Atlantic Properties Inc.

         Messrs. Maloney, Ticotin and Zobler were elected to the Board of Directors pursuant to the Company's Stockholder's Agreement with Prometheus Southeast Retail, LLC entered into in connection with the issuance of a majority interest in the Company to Prometheus in 1998. See "Certain Relationships and Related Transactions - Prometheus Relationship" below.

Item 11 - Executive Compensation

Summary Compensation Table

         The following table sets forth the compensation of the (i) the individual serving as Chief Executive Officer during 2000 and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                               Annual                                Long-Term
                                            Compensation                        Compensation Awards
                                            ------------                        -------------------
                                                                           Restricted         Securities
                                                                              Stock           Underlying          All Other
Name and Principal Position       Year       Salary ($)     Bonus ($)     Awards($) (6)       Options(#)      Compensation (14)
---------------------------       ----       ----------     ---------     -------------       ----------      -----------------
C. Cammack Morton                 2000       330,000                       339,711   (7)          --                16,720
   President and Chief            1999       330,000               (3)     758,858   (7)     350,000 (12)           20,042
   Executive Officer              1998       330,000               (3)     726,133   (7)          --                12,280


Patrick M. Miniutti               2000       225,000                       201,105   (8)          --                36,458
   Executive Vice President       1999       225,000               (3)     447,435   (8)     200,000(12)            20,743
   and Chief Operating            1998       225,000               (3)     426,532   (8)          --                12,464
   Officer


Daniel J. Kelly                   2000       166,667            --         250,000   (9)          --                 5,098
   Executive Vice President       1999        19,327(1)         --          30,012   (9)          --                   249
   and Chief Financial            1998            --            --              --                --                    --
   Officer

Christopher G. Gavrelis           2000       191,890            --              --                --                 7,715
   Executive Vice President       1999       184,500               (3)     130,995  (10)   150,000(13)               9,088
                                  1998       173,996               (3)     134,156  (10)          --                 2,645

Suzanne L. Rice                   2000       134,333       187,758 (4)           --               --                37,700 (15)
   Senior Vice President          1999        97,500(2)    166,667 (5)     218,351 (11)           --                15,482 (15)
                                  1998            --             --              --               --                    --

-------------

(1)      Mr. Kelly joined the Company in November 1999.

(2)      Ms. Rice joined the Company in April 1999.

(3) Except as noted below, bonuses for all of the officers of the Company for 1999 and 1998 were paid in the form of shares of restricted Common Stock ("Restricted Stock") and are reported under the Restricted Stock Award column of this table. The shares of Restricted Stock paid as bonuses vest all at once ("cliff vesting") after three years from issuance, except as otherwise noted below. The number of shares awarded is based on the market price of a share of Common Stock on the last day of the applicable calendar year. In consideration of the three-year vesting period, Restricted Stock bonus amounts are set at 150% of an equivalent cash bonus.

(4) For purposes of this table, Ms. Rice's guaranteed annual cash bonus of $166,667 for the year ended February 28, 2001 is recorded as bonus earned during 2000. See "Employment Agreements."

(5) For purposes of this table, Ms. Rice's guaranteed annual cash bonus of $166,667 for the year ended February 29, 2000 is recorded as bonus earned during 1999. See "Employment Agreements."

(6) Unless otherwise indicated, all Restricted Stock reported here has been exchanged for options to purchase shares of Restricted Stock at a purchase price equal to 10% of the market value of a share on the date of grant ("Repurchase Rights"). The vesting schedule for all Repurchase Rights mirrors that of the exchanged Restricted Stock. A dividend equivalent right is associated with all Repurchase Rights.

(7) Mr. Morton received a portion of his base annual salary, his periodic increases in base annual salary, his annual bonus and his long-term incentive compensation in the form of Restricted Stock as follows:

         (a) 12,550 shares, with a value of $87,537 ($7.75 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1998 as an increase in Mr. Morton's 1998 base annual salary;

         (b) 28,700 shares, with a value of $200,183 ($7.75 per share) net of a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 1998 as part of Mr. Morton's 1998 base annual salary;

         (c) 86,600 shares, with a value of $438,413 ($5.625 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded February 22, 1999 as Mr. Morton's 1998 bonus;

         (d) 21,800 shares, with a value of $112,815 ($5.75 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1999 as an increase in Mr. Morton's 1999 base annual salary;

         (e) 38,650 shares, with a value of $200,014 ($5.75 per share) net of a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 1999 as part of Mr. Morton's 1999 base annual salary;

         (f) 96,700 shares, with a value of $446,029 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as Mr. Morton's 1999 bonus;

         (g) 30,250 shares with a value of $139,528 ($5.125 per share) net at a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as an increase in Mr. Morton's base annual salary; and

         (h) 43,400 shares with a value of $200,183 ($5.125 per share) net at a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 2000 as part of Mr. Morton's 2000 base annual salary.

         As of December 31, 2000, Mr. Morton held 624,650 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $2,335,012 ($4.375 per share, net of a 10% exercise price for the Repurchase Rights). Except as noted below, dividends or dividend equivalents are payable on such Restricted Stock and shares underlying such Repurchase Rights. Pursuant to Mr. Morton's separation agreement dated March 6, 2001, the Repurchase Rights referred to above in notes a, c, d, f, g & h have been cancelled. Mr. Morton also agreed that 225,851 vested Repurchase Rights (including those noted in (b) and (e) above) would remain outstanding (and entitled to dividend equivalents) until January 2002. See "Separation Agreements" below for further details.

(8) Mr. Miniutti received a portion of his base annual salary, his periodic increases in base annual salary, his annual bonus and his long-term incentive compensation in the form of Restricted Stock as follows:

         (a) 9,350 shares, with a value of $65,216 ($7.75 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1998 as an increase in Mr. Miniutti's 1998 base annual salary;

         (b) 14,350 shares, with a value of $100,091 ($7.75 per share) net of a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 1998 as part of Mr. Miniutti's 1998 base annual salary;

         (c) 51,600 shares, with a value of $261,225 ($5.625 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded February 22, 1999 as Mr. Miniutti's 1998 bonus;

         (d) 15,950 shares, with a value of $82,541 ($5.75 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1999 as an increase in Mr. Miniutti's 1999 base annual salary;

         (e) 19,350 shares, with a value of $100,136 ($5.75 per share) net of a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 1999 as an increase in Mr. Miniutti's 1999 base annual salary;

         (f) 57,400 shares, with a value of $264,758 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as Mr. Miniutti's 1999 bonus;

         (g) 21,900 shares with a value of $101,014 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as an increase in Mr. Miniutti's 2000 base annual salary; and

         (h) 21,700 shares with a value of $100,091 ($5.125 per share) net of a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 2000 as Mr. Miniutti's 2000 base annual salary.

         As of December 31, 2000, Mr. Miniutti held 395,100 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $1,475,273 ($4.375 per share, net of a 10% exercise price for the Repurchase Rights). Except as provided in his separation agreement, dividends or dividend equivalents are payable on such Restricted Stock and shares underlying such Repurchase Rights. Pursuant to Mr. Miniutti's separation agreement dated March 30, 2001 and effective as of March 6, 2001, all of the Repurchase Rights referred to in notes (a) through (h) will be cancelled in exchange for 259,545 shares of Common Stock. See "Separation Agreements" below for further details.

(9) Mr. Kelly received his long-term incentive compensation in the form of Restricted Stock as follows:

         (a) 5,676 shares, with a value of $30,012 ($5.875 per share) net of a 10% exercise price, subject to a three-year graded vest, were awarded November 15, 1999;

         (b) 9,877 shares, with a value of $50,000 ($5.625 per share) net of a 10% exercise price and immediate vesting, were awarded June 1, 2000; and

         (c) 55,556 shares, with a value of $200,000 ($4.00 per share) net of a 10% exercise price, subject to a three-year graded vest, were awarded December 1, 2000.

         As of December 31, 2000, Mr. Kelly held 71,109 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $279,984 ($4.375 per share, net of a 10% exercise price for the Repurchase Rights). Dividends or dividend equivalents are payable on such Restricted Stock and shares underlying such Repurchase Rights.

(10) Mr. Gavrelis received his annual bonus and his long-term incentive compensation in the form of Restricted Stock as follows:

         (a) 26,500 shares, with a value of $134,156 ($5.625 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded February 22, 1999 as Mr. Gavrelis' 1998 bonus; and

         (b) 28,400 shares, with a value of $130,995 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as Mr. Gavrelis' 1999 bonus.

         As of December 31, 2000, Mr. Gavrelis held 86,861 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $330,414 ($4.375 per share, net of a 10% exercise price for the Repurchase Rights). Dividends or dividend equivalents are payable on all of such Restricted Stock and the shares underlying such Repurchase Rights.

(11) Amounts shown consist of: (i) bonus amounts earned during 1999 and paid during 2000 in the form of Restricted Stock and (ii) leasing, management and development commissions paid in the form of Restricted Stock during 1999 pursuant to Ms. Rice's employment contract. Such Restricted Stock was issued as follows:

         (a) 27,368 shares, with a value of $162,500 ($5.9375 per share) were awarded April 1, 1999 as a partial payment towards leasing, management and development commissions expected to be earned through March 31, 2001; and

         (b) 12,050 shares, with a value of $55,581 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as part of Ms. Rice's 1999 bonus.

         As of December 31, 2000, Ms. Rice held 39,418 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $166,278 ($4.375 per share). Dividends or dividend equivalents are payable on all of the shares underlying such Repurchase Rights.

(12) Pursuant to their separation agreements with the Company, Messrs. Morton and Miniutti forfeited their rights with respect to these options.

(13) These options vest five years from date of grant or, if earlier, on the following schedule: 33% vest upon the Common Stock price reaching $12, an additional 33% vest upon the Common Stock price reaching $14 and the remaining 34% vest upon the Common Stock price reaching $19, in each case, less dividends paid. The Named Executive Officer is entitled to receive certain dividend equivalent amounts on the shares underlying the options as follows: as of November 11, 1999, an amount equal to the dividends that would have been paid since that date on 20% of the shares underlying such options; each anniversary thereafter (through November 11, 2003), an additional 20% of such shares enjoy dividend equivalent rights as though such shares were outstanding as of November 11th of that year.

(14) Amounts shown represent matching contributions to the Company's 401(k) Retirement and Savings Plan, car allowances and life and disability insurance cost.

(15) Amounts shown include leasing, management and development commissions totaling $34,805 in 2000 and $12,281 in 1999 paid pursuant to Ms. Rice's employment contract.


Fiscal Year-End Option Values Tables

        The following table sets forth certain information concerning the number of shares of Common Stock underlying options held by each of the Named Executive Officers and the value of such options at December 31, 2000:

                        Fiscal Year-End Option Values(1)

                              Number of Securities
                             Underlying Unexercised           In-the-money
                                     Options                   Options at
                                    at Fiscal               Fiscal Year-End
                                   Year-End (#)                    ($)
    Name                   Exercisable/Unexercisable (2)  Exercisable/Unexercisable (3)
                           -----------------------------  ----------------------------
C. Cammack Morton (4)            250,000/400,000                 -- / --
Patrick M. Miniutti (4)          160,000/240,000                 -- / --
Daniel J. Kelly                      -- / --                     -- / --
Christopher G. Gavrelis           28,000/157,000                 -- / --
Suzanne L. Rice                      -- / --                     -- / --

--------------

(1) Excludes Repurchase Rights with a 10% exercise price, which are reported under the "Restricted Stock Awards" column of the Summary Compensation Table.

(2) Future exercisability is subject to vesting and the optionee remaining employed by the Company.

(3) Value is calculated by subtracting the exercise price from the fair market value of the securities underlying the option at fiscal year-end and multiplying the results by the number of in-the-money options held. Fair market value was based on the closing price of the Common Stock on the New York Stock Exchange at December 31, 2000 ($4 3/8).

(4) Pursuant to their separation agreements with the Company, Messrs. Morton and Miniutti forfeited their rights with respect to these options. See "Separation Agreements" below.

Compensation of Directors

         The Company pays an annual retainer fee of $12,000 to directors who are not employees of the Company, plus a fee of $1,000 for each Board of Directors or assigned committee meeting attended. Pursuant to an agreement with Messrs. Ticotin and Zobler, the Company does not compensate them for serving on the Board of Directors, but it reimburses them for any expenses incurred in attending meetings of the Board of Directors and assigned committees. The annual fee is payable in equal installments semiannually. Under the Company's 1995 Outside Directors' Stock Award Plan, up to $20,000 of a director's annual compensation may be paid in shares of Common Stock or options to purchase shares of Common Stock and the remainder paid in cash, at the direction of the director. The option shares are issued semiannually at an exercise price equal to 85% of the lower of the market price on the date of issuance or six months earlier. The 15% discount from market value represents the cash equivalent of the amount of Board of Directors fees paid with option shares in lieu of a cash payment.

         Each non-employee director also is reimbursed for expenses incurred in attending meetings of the Board of Directors and assigned committees. Employees of the Company who are directors receive no additional compensation for their service as directors.

         In addition, Mr. Konover receives $10,000 per month pursuant to the Company's acquisition agreement relating to the Konover & Associates South portfolio.

Employment Agreements

         Daniel J. Kelly. Mr. Kelly entered into an employment contract with the Company on December 29, 2000. Mr. Kelly's contract is effective until December 31, 2002, and is automatically extended for one additional year beginning each January 1 thereafter unless Mr. Kelly or the Company has then elected to terminate the contract. Mr. Kelly's contract provides for a minimum annual salary base salary at the rate of $200,000, which may be increased from time to time by the Board of Directors, and for the potential to receive annual bonuses.

         If Mr. Kelly's employment contract is terminated without cause within 12 months from the date of a change in control of the Company (as described below), then Mr. Kelly will be entitled to forgiveness of any outstanding loans made to him by the Company and Mr. Kelly will receive a cash amount equal to the sum of the following: (1) his then-current base salary and then-current benefits for 24 months (or 12 months if such termination occurs after December 31, 2003);
(2) two times the amount of his last paid bonus; and (3) the amount of 12 months of the then-current employee contribution toward COBRA continuation coverage. Additionally, all of Mr. Kelly's shares of restricted stock, stock options and other long-term incentives would vest immediately upon a change of control.

         For purposes for Mr. Kelly's employment contract, "change in control" generally means any sale, merger, consolidation, or any other business combination or reorganization in which a third party (other than Prometheus) becomes the beneficial owner of more than 50% (on a fully diluted basis) of the Company's common stock or voting power or any sale or other disposition of all or substantially all of the assets of Company.

         Christopher G. Gavrelis. Mr. Gavrelis entered into an employment contract with the Company on December 15, 1995. Mr. Gavrelis' contract, as amended, is effective until February 28, 2003, and is automatically extended for one additional year beginning each March 1 thereafter unless Mr. Gavrelis or the Company has then elected to terminate the contract. Mr. Gavrelis' contract provides for a minimum annual base salary at the rate of $193,128, which may be increased from time to time by the Board of Directors, and for the potential to receive annual bonuses. If Mr. Gavrelis dies or becomes permanently disabled during the term of his contract, the Company is required to pay his heirs an amount equal to two times his then effective annual salary plus a pro rata portion of the bonus applicable to the year in which such death or permanent disability occurs.

         If Mr.Gavrelis' employment contract is terminated without cause or Mr. Gavrelis elects to terminate his contract within three months form the date of a change of control, then Mr. Gavrelis will receive a cash amount equal to the sum of the following: (1) the greater of the total amount of unpaid base salary for the then-unexpired portion of the term of his contract or the amount of one year's base salary; and (2) a pro rata portion of the bonus applicable to the year in which such termination occurs. Additionally, all of Mr. Gavrelis' shares of restricted stock, stock options and other long-term incentives would vest immediately upon a change of control.

         For purposes of Mr. Gavrelis' employment contract, "change in control" generally means any acquisition by any third party of more than 50% of the Company's common stock or voting power or the date on which the Company's stockholders approve the sale of all or substantially all of the Company's assets or a merger or consolidation resulting in a change in ownership of 50% or more of the Company's common stock or voting power.

         Suzanne Levin Rice. Ms. Rice entered into an employment contract with the Company on April 1, 1999. Ms. Rice's contract is effective until February 28, 2002, and is automatically extended for three additional years beginning on each expiration date thereafter unless Ms. Rice or the Company has then elected to terminate the contract upon the expiration of the then-existing term. Ms. Rice's contract provides for a minimum annual base salary at the rate of $130,000, which may be increased from time to time by the Board of Directors, a guaranteed annual bonus of $166,667 for each of the 12-month periods ending on the last day of February 2000, 2001 and 2002, and for the potential to receive additional discretionary annual bonuses. In addition, Ms. Rice is entitled to a percentage of certain development, leasing and management fees earned by the Company during the term of her employment contract. If Ms. Rice dies or becomes permanently disabled during the term of her contract, the Company is required to pay her heirs an amount equal to two times her then effective annual base salary, plus any remaining unpaid guaranteed bonus amounts plus a pro rata portion of the discretionary bonus applicable to the year in which such death or permanent disability occurs.

         If Ms. Rice's employment contract is terminated without cause, then Ms. Rice will receive a cash amount equal to the sum of the following: (1) the greater of the total amount of unpaid base salary for the then-unexpected portion of the term of her contract or the amount of one year's base salary; and
(2) the product of the number of years remaining in the contract times an amount equal to the average of the annual discretionary bonuses paid to Ms. Rice during the previous three years. Additionally, all of Ms. Rice's long-term incentives would vest immediately upon a change of control, as defined in the Company's various plans.

Separation Agreements

         C. Cammack Morton. C. Cammack Morton resigned as an officer and director of the Company on March 6, 2001. In connection with his resignation, the Company and Mr. Morton entered into a Separation Agreement and General Release. Under the separation agreement, which was a complete settlement of Mr. Morton's rights under his former employment agreement, the Company paid Mr. Morton $2.5 million in cash and released him from the non-compete restrictions in his employment agreement.

         In addition, the parties agreed upon Mr. Morton's rights under various equity awards. Mr. Morton's equity awards fall into three categories: (i) 617,150 Repurchase Rights with exercise prices ranging from approximately $.51 to $.77 per share (the "in-the-money Repurchase Rights"), (ii) 440,000 Repurchase Rights issued in exchange for stock options, which rights have exercise prices significantly above the current market price for the Company's common stock (the "out-of-the-money Repurchase Rights") and (iii) 210,000 out-of-the-money stock options. Unlike the stock options, all Repurchase Rights are entitled to dividend equivalent payments.

         Mr. Morton agreed that his 225,851 vested in-the-money Repurchase Rights and 300,000 vested out-of-the-money Repurchase Rights would remain outstanding (and entitled to dividend equivalent rights) only until April 1, 2002. He also agreed to the immediate cancellation of the remaining 391,299 in-the-money Repurchase Rights in exchange for an additional cash payment of $900,000, of which the Company has already paid $400,000 and will pay the remaining $500,000 in January 2002. Mr. Morton also forfeited his interest in 140,000 out-of-the-money Repurchase Rights and 210,000 out-of-the-money stock options in exchange for $35,000 in cash.

         Patrick M. Miniutti. Patrick M. Miniutti's employment with the Company terminated on March 6, 2001, and he resigned from the Board of Directors on March 30, 2001. In complete settlement of all rights under his former employment agreement, Mr. Miniutti entered into a Separation and Settlement Agreement and General Release with the Company on March 30, 2001. Pursuant to the agreement, the Company paid a severance benefit to Mr. Miniutti consisting of $1.5 million in cash (payable in five equal monthly installments) and the forgiveness of a $125,000 loan. The Company also released Mr. Miniutti from the non-compete restrictions imposed by his employment agreement.

       In addition, in exchange for the issuance of 259,545 shares of common stock (the "Settlement Shares"), Mr. Miniutti agreed to the cancellation of all rights (including dividend equivalent rights) with respect to all equity awards granted by the Company. The shares are issuable upon the earlier of April 1, 2002, the sale of 50% or more of the Company's voting securities, the liquidation or winding-up of the Company or the payment by Mr. Miniutti of an amount equal to the Company's tax withholding obligations on the Settlement Shares. Under the agreement, Mr. Miniutti is entitled to dividend equivalent payments with respect to the Settlement Shares (in lieu of his still-outstanding equity awards) for any record date occurring after March 30, 2001 but before the issuance of the Settlement Shares.

Compensation Committee Interlocks and Insider Participation

         During 2000, the following individuals (none of whom was or had been an officer or employee of the Company) served on the Executive Compensation
Committee: Messrs. Gildea (Chairman), Eberle and Ticotin. No member of the Executive Compensation Committee was or is an officer or employee of the Company.

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

         The primary components of the Company's executive compensation program are: (i) base salaries, (ii) performance-based annual bonuses, (iii) stock options and (iv) Restricted Stock. The more senior the position, the greater the compensation that varies with performance and the greater the portion that is in the form of options or Restricted Stock.

         Base Salaries. Base salaries for the Company's Named Executive Officers, as well as changes in such salaries, are based upon recommendations of the Chief Executive Officer, taking into account such factors as competitive industry salaries; a subjective assessment of the nature of the position; the contribution and experience of the officer; and the length of the officer's service. The Chief Executive Officer makes recommendations to the Committee, which then approves or disapproves such recommendations.

         Bonuses. Annual bonuses are determined by Company performance and individual performance. Performance targets ordinarily result in bonuses ranging from 5% to 60% of base salary, with maximum bonuses ranging from 10% to 70% of base salary for performance achievements greater than the targets. All officers of the Company receive 100% of their bonus in the form of Restricted Stock with a three-year cliff vest. In consideration thereof, each officer receives shares of Restricted Stock equal to 150% of the value of the appropriate cash bonus.

         Stock Options. The Company established an Employee Stock Incentive Plan (the "Stock Incentive Plan") in 1993 for the purpose of attracting and retaining the Company's executive officers and other employees. A maximum of 2,800,000 shares of Common Stock are issuable under the Stock Incentive Plan. The Stock Incentive Plan allows for the grant of incentive and nonqualified options (within the meaning of the Internal Revenue Code) that are exercisable at a price equal to the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceding the date of grant. All of the Company's executive officers are eligible to receive options to purchase shares of Common Stock granted under the Stock Incentive Plan. The Committee believes that stock option grants are a valuable motivating tool and provide a long-term incentive to management. The

Committee also believes that issuing stock options to executives benefits the Company's stockholders by encouraging executives to own the Company's stock, thus aligning executive compensation with stockholder interests. In November 1998, certain holders exchanged 735,000 options for Repurchase Rights (with identical exercise prices and vesting schedules). The only economic effect of such change is the dividend equivalent right associated with the Repurchase Rights. See "- - Restricted Stock and Repurchase Rights" below. In June 1999, 1,525,000 options were issued to the Company's senior management. These options vest five years from date of grant or, if earlier, upon the following schedule:
33% vest upon the Common Stock price reaching $12, an additional 33% vest upon the Common Stock price reaching $14 and the remaining 34% upon the Common Stock price reaching $19, in each case, less dividends paid. The Named Executive Officer is entitled to receive certain dividend equivalent amounts on the shares underlying these options as follows: as of November 11, 1999, an amount equal to the dividends that would have been paid since that date on 20% of the shares underlying such options; each anniversary thereafter (through November 11, 2003), an additional 20% of such shares enjoy dividend equivalent rights as though such shares were outstanding as of November 11th of that year. Many of the options issued under the Stock Incentive Plan have or will be cancelled under the terms of the separation agreements with Messrs. Morton and Miniutti as described above at "Separation Agreements."

         Restricted Stock and Repurchase Rights. The Company established a Restricted Stock plan (the "Restricted Plan") in 1996, reserving 350,000 shares of Common Stock for issuance thereunder, to give the Committee more flexibility in designing equity-based compensation arrangements to attract, motivate and retain executives and other key employees. Such equity-based compensation is designed to align more closely the financial interests of management with that of the stockholders. In 1997 and 1998, the Company reserved in the aggregate an additional 1,900,000 shares of Common Stock for issuance under the Restricted Plan. The Restricted Plan, which is administered by the Committee, provides for the grant of Restricted Stock awards to any new or existing employee of the Company, including executive officers. Awards under the Restricted Plan typically will be subject to various vesting schedules ranging from one to ten years from the date of grant. The Restricted Plan permits the Committee to customize the vesting schedule by deferring the commencement date, lengthening the vesting period and/or conditioning vesting upon the achievement of specified performance goals. During 2000, the Company granted 630,652 shares of Restricted Stock to officers and other key employees.

         In 1997, the Company supplemented the Restricted Plan so that officers would not have to sell their shares of Restricted Stock to meet their tax obligations incurred upon the vesting of such shares. The Restricted Plan as supplemented provides that Restricted Stock may be replaced by Repurchase Rights, which entitle the holder to purchase Restricted Stock at an exercise price equal to 10% of the value of a share on the date of grant of the Repurchase Right. The Repurchase Rights vest on the same schedule as the shares of Restricted Stock that they replaced. Under the supplemented Restricted Plan, holders of Repurchase Rights will also be entitled to cash payments equal to the value of the dividends that would have been paid on the shares underlying the Repurchase Rights. The officers may exercise the Repurchase Rights at any time after vesting and within 15 years of the date of grant. For purposes of calculating the number of options and shares available for issuance under the Company's Restricted Plan, when Restricted Stock is exchanged for Repurchase Rights that have an exercise price equal to 10% of the stock price on the date of exchange, no adjustment is made to the number of outstanding shares of Restricted Stock under the Restricted Plan since the underlying number of shares does not change.

         Chief Executive Officer's Compensation. C. Cammack Morton's compensation for 2000 as the Company's President and Chief Executive Officer consisted of an annual base salary, pursuant to his former employment agreement, of $669,711 ($339,711 of which was paid in the form of Restricted Stock, subject to one-year and three-year cliff vesting). Mr. Morton did not receive a bonus in 2000 as the performance targets for Mr. Morton and the Company were not met.

         The Executive Compensation Committee respectfully submits this report to the stockholders.


                            John W. Gildea, Chairman
                                William D. Eberle
                                 Mark S. Ticotin

Performance Graph

         Set forth below is a line graph comparing the yearly percentage change in the Company's cumulative total return on the Common Stock with the cumulative total return of a hypothetical investment in each of the Standard & Poor's Composite - 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 in the Common Stock on December 31, 1995 and the reinvestment of dividends. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System.

                        [Performance graph appears here]

            Investment                   Dec-95       Dec-96      Dec-97      Dec-98      Dec-99        Dec-00
            ----------                   ------       ------      ------      ------      ------        ------
KONOVER PPTY TR INC                      100.00        54.88       64.20       58.50       56.30         43.33
S&P 500 COMP-LTD                         100.00       122.95      163.96      210.81      255.16        231.93
NAREIT EQUITY INDEX                      100.00       135.27      162.67      134.20      128.00        161.75

Item 12 - Beneficial Ownership

         The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 31, 2001 by: (a) each Named Executive Officer; (b) each director and nominee; (c) current executive officers and directors as a group; and (d) each person or group known by the Company to beneficially own more than five percent of the Common Stock. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of Common Stock set forth opposite their name.

                                                                 Amount and Nature of
                                                               Beneficial Ownership (1)        Percent of Class (13)
                                                             -----------------------------     -------------------------
C. Cammack Morton............................................           543,097(2)                         1.7%
Patrick M. Miniutti..........................................           347,721(3)                         1.1%
Daniel J. Kelly..............................................            11,769(4)                           *
Christopher G. Gavrelis......................................            60,499(5)                           *
Suzanne L. Rice..............................................            33,130                              *
William D. Eberle............................................            30,125(6)                           *
J. Richard Futrell, Jr.......................................            32,437(7)                           *
John W. Gildea...............................................           898,597(8)                         2.9%
Simon Konover................................................            46,069(9)                           *
J. Michael Maloney...........................................            36,617(10)                          *
Andrew E. Zobler.............................................                 -                              *
Mark S. Ticotin..............................................        21,052,631(11)                       67.3%
All current executive officers and directors
  as a group(11).............................................        22,249,523(12)                       71.1%
Prometheus Southeast Retail Trust............................        21,052,631(11)                       67.3%

----------------

(1) Includes shares issuable upon exercise or conversion of other securities within the next 60 days.

(2) Includes 525,850 shares issuable upon exercise of vested Repurchase Rights. See " -- Executive Compensation -- Summary Compensation Table" and " -- Executive Compensation Committee Report" for a discussion of Repurchase Rights. These rights will remain outstanding until April 2002. See "Executive Compensation -- Separation Agreements" for additional information.

(3) All but 12,221 of the shares reported as beneficially owned will be cancelled in exchange for 259,545 shares by 2002. See "Executive Compensation -- Separation Agreements."

(4)      Includes 11,769 shares issuable upon exercise of vested Repurchase
         Rights.

(5)      Includes 54,405 shares issuable upon exercise of vested Repurchase
         Rights.

(6)      Includes 23,030 shares issuable upon exercise of vested Repurchase
         Rights.

(7)      Includes 31,280 shares issuable upon exercise of vested stock options.

(8) Includes (i) 4,000 shares held by Mr. Gildea's spouse as custodian for their children as to which Mr. Gildea has sole voting power only and as to which he disclaims beneficial ownership, (ii) 111,111 shares of Common Stock presently issuable upon conversion of Preferred Stock as to which Mr. Gildea has sole voting and dispositive power, (iii) 20,000 shares issuable upon exercise of warrants as to which Mr. Gildea has sole voting power and sole dispositive power, (iv) 703,356 shares of Common Stock presently issuable upon conversion of Preferred Stock and warrants owned by Network Fund III, Ltd. ("Network"), with respect to which Mr. Gildea has shared dispositive power only, (v) 18,100 shares of Common Stock owned by Network, with respect to which Mr. Gildea has shared dispositive power only and (vi) 23,030 shares issuable upon exercise of vested stock options. Mr. Gildea is a director of Network and a Managing Director of Gildea Management Company, which has an investment advisory agreement with Network.

(9) Represents shares issuable (at the Company's option) upon redemption of partnership interests in KPT Properties, L.P.

(10)     Includes 36,617 shares issuable upon exercise of vested stock options.

(11) Prometheus Southeast Retail Trust ("Prometheus") is the direct owner of this interest in the Company. Prometheus Southeast Retail LLC owns all of the common equity interests in Prometheus. Prometheus Southeast Retail LLC has one member, LFSRI II SPV REIT Corp. ("SPV"). SPV has three owners of its common shares: LF Strategic Realty Investors II L.P. ("LFSRI II") owns 86.1%, LFSRI II Alternative Partnership L.P. ("Alternative") owns 10.4% and LFSRI II-CADIM Alternative Partnership L.P. ("CADIM") owns 3.5%. Lazard Freres Real Estate Investors L.L.C. ("LFREI") is the general partner of each of LFSRI II, Alternative and CADIM. Lazard Freres & Co. LLC is the managing partner of LFREI. Mr. Ticotin is a Principal and Executive Vice President of LFREI. As a consequence of the foregoing, Mr. Ticotin may be deemed to have an indirect beneficial ownership interest in the Company, as well as indirect shared investment power and indirect shared voting power. Mr. Ticotin hereby disclaims beneficial ownership of the shares of the Company held by Prometheus except to the extent of any pecuniary interest he may have therein by virtue of his being an executive officer of LFREI.

(12) These shares represent only current executive officers and directors of the Company. As a result, shares beneficially owned by Messrs. Morton and Miniutti are not included.

(13) An asterisk (*) indicates less than one percent. Shares issuable upon exercise or conversion of other securities within the next 60 days are deemed outstanding for the purpose of computing the percentage of outstanding securities owned by the person or group named but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Item 13 - Certain Relationships and Related Transactions

         Prometheus Relationship. Prometheus Southeast Retail Trust, which is indirectly controlled by LFREI, acquired its 67% interest in the Company during 1998 pursuant to the shareholder-approved Stock Purchase Agreement with the Company.

         Pursuant to a related Stockholders Agreement with Prometheus, the Company is obligated to take all actions necessary to cause the Board of Directors to consist of at least nine members, three of which are designated by Prometheus (the "Prometheus Nominees"). Two of the Prometheus Nominees are chosen at the sole discretion of Prometheus; the third is subject to the reasonable approval of the Company.

         The number of Prometheus Nominees that Prometheus is entitled to nominate decreases as the value of its ownership interest in the Company decreases, as set forth below:

        Investment Value                    Number of Prometheus Nominees
        ----------------                    -----------------------------

        $50 million or more                Three or proportional one-third
                                           share of the Board if Board size over
                                           nine

        $25 million to $50 million         Two or proportional two-ninths share
                                           of the Board if Board size over nine

        $10 million to $25 million         One or proportional one-ninth share
                                           of the Board if Board size over nine

        Less than $10 million               None


         Mr. Ticotin is a Principal and Executive Vice President of LFREI. Mr. Zobler is a vice president of LFREI.

         The Company also entered into a Contingent Value Right Agreement, which provides that if Prometheus has not doubled its investment (through stock appreciation, dividends, or both) by January 1, 2004, the Company will pay it in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

         Transfer of E-Commerce Assets to truefinds.com During 1999, the Company began selling apparel and other merchandise through its website "truefinds.com", and commenced other strategic e-commerce initiatives. Although the revenue from this start-up venture was nominal, the Company transferred its e-commerce operations to truefinds.com, Inc., a "preferred stock subsidiary" incorporated in Maryland, in December 1999 to reduce the risk that growth of the e-commerce business would jeopardize the Company's REIT status.

         Truefinds.com, Inc. is a "preferred stock subsidiary" in which the Company owns 95% of the economic interest. For all of 2000, Employee Investors LLC, an affiliate of Mr. Morton, owned the remaining 5% economic interest. Employee Investors LLC also owned all of the voting stock of this venture. During 2000, the Company loaned truefinds.com, Inc. $4.6 million at an interest rate of 10% per annum. The Company ceased funding the operations of truefinds.com in December 2000.

         Following his resignation, Mr. Morton transferred his interest in truefinds to Konover Development & Management South Corporation, an affiliate of Mr. Konover.

         Loans to Sunset KPT Investments, Inc. In order to satisfy income source tests imposed on REITs, the Company's interest in certain development land and a third-party management business is held through its 85% economic interest in Sunset KPT Investments, Inc. (formerly Wakefield Investment, Inc.). The remaining 15% economic interest in this subsidiary was owned by Messrs. Gavrelis, Morton, Miniutti and Neville. During 2000, Mr. Neville's interest was transferred to Mr. Morton and subsequently in 2001, Messrs. Morton and Miniutti transferred their interests in Sunset KPT Investments, Inc. to Konover Development and Management South Corporation, an affiliate of Mr. Konover.

         The following table provides information about certain loans from the Company to Sunset KPT Investments, Inc. made during 2000:

                                  2000     Interest
             Project            Activity     Rate                 Purpose of Loan
------------------------------------------ --------- ------------------------------------------
Mercer Mill                    $2,331,609     0%     Provide funding to purchase and develop
                                                         land
RMC/Konover Property                                 Provide for operations of third-party

Trust, LLC                       $503,974     0%         management company
                                                     Provide funding to purchase and develop
Carolina Bay                      482,626    15%         land
                                                     Provide funding for holding company
Sunset KPT Investments           $131,995    15%         operations

         Lease Guarantee Obligations. In 1998, the Company acquired Lake Point Centre, which had been developed by certain affiliates of Mr. Konover prior to its sale to the Company. The amount paid by the Company for the property was $14.5 million; however, as a condition of the sale, the seller, an affiliate of Mr. Konover, is obligated to make certain lease payments on unleased space at the center until March 2003. During 2000, affiliates of Mr. Konover paid $330,979 pursuant to this obligation. As of April 2001, affiliates of Mr. Konover owed $166,737 under this lease-guarantee obligation.

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

4.14 Mortgage Loan Purchase Agreement by and between The Travelers Insurance Company, as seller, and FSA Finance, Inc., as purchaser (5)

4.15 Loan Agreement between FAC Mortgage LLC as Borrower and Nomura Asset Capital Corporation as Lender (6)

4.16 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders (10)

4.17 Line of Credit Agreement between FAC Realty, Inc. and Capital America Corporation (fka Nomura Asset Capital Corporation), dated February 19, 1997 (6)

4.18 First Amendment to Loan Agreement between KPT Properties, L.P. and LaSalle Bank National Association, as Trustee for CDC Depositor Trust ST-I (formerly known as Nomura Depositor Trust ST-I), dated as of June 14, 2000 (extension and modification of the $150,000,000 credit line with Nomura Asset Capital Corporation dated February 19, 1997). (11)

4.19 Promissory noted dated December 21, 2000 for $46.4 million between Mount Pleasant KPT LLC (Borrower) and GMAC Commercial Mortgage Corporation (Lender) (12)

4.20 Fee and Leasehold Mortgage and Security agreement between Mount Pleasant KPT LLC (Borrower) and GMAC Commercial Mortgage Corporation (Lender) effective December 20, 2000. (12)

*10.1         Employment Agreement between the Company and C. Cammack Morton (6)

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

*10.7         Employment Agreement between the Company and Christopher G.
              Gavrelis (7) (10)

*10.8 Second Amendment to Employment Agreement between the Company and Christopher G. Gavrelis

*10.9         Severance Agreement between the Company and Connell L. Radcliff

*10.10 Severance Agreement between Konover Property Trust Inc. and William H. Neville, dated as of May 18, 2000 (11)

*10.11 Employment Agreement between the Company and Daniel J. Kelly effective December 29, 2000. (12)

*10.12 Separation and Settlement Agreement between the Company and Patrick M. Miniutti dated March 30, 2001. (12)

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

*10.22 Stockholders Agreement, dated February 24, 1998, among the Company and Prometheus Southeast Retail, LLC (7)

*10.23 Registration Rights Agreement, dated February 24, 1998 between the Company and Prometheus Southeast Retail, LLC (7)

*10.24 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Prometheus Southeast Retail, LLC (7)

*10.25 Asset Purchase Agreement between KPT Properties, L.P. and truefinds.com, Inc. (formerly kpt.com, Inc.) dated as of December 29, 1999

*10.26 Guarantee by C. Cammack Morton to truefinds.com, Inc. (formerly kpt.com, Inc.) dated December 29, 1999 (12)

*10.27 Letter to Simon Konover, Chairman of the Board of Directors, dated June 7, 1999 (9)

 10.28 Agreement between AJS Group, LLC and Mount Pleasant KPT LLC for redemption and complete liquidation of AJS Group by Mount Pleasant KPT LLC.

*10.29 Employment Agreement between the Company and Suzanne Levin Rice, dated as of April 1, 1999.

 21.1         Subsidiaries of the Registrant (12)

 23.1         Consent of Arthur Andersen LLP (12)

* Contract with management or affiliates of management or a compensatory plan.
--------------------------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491)

(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995
(3) Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 23, 1995
(4) Bank One, Columbus, resigned as trustee effective December 10, 1997, and the issuer has appointed First Union Bank as the successor trustee effective December 10, 1997.
(5) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996
(6) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997
(7) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998, as amended on June 3, 1998
(8) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999
(9) Incorporated herein by reference to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 1999
(10) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998
(11) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000.
(12)     Previously filed.

(b)      Reports on Form 8K

         On March 6, 2001, the Company filed a current report on Form 8-K dated March 6, 2001, reporting under Item 5 of the Form that (a) the Company and C. Cammack Morton had entered into a Separation Agreement and General Release regarding the resignation of C. Cammack Morton as an officer and director of the Company and (b) the Company issued a press release regarding the appointment of J. Michael Maloney as Interim President and Chief Executive Officer following the resignation of C. Cammack Morton and termination of Patrick M. Miniutti.



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

Dated:  April 30, 2001         Konover Property Trust, Inc.


                               By  /S/J. Michael Maloney
                                 ---------------------------------------------
                               J. Michael Maloney
                               Interim President and Chief Executive Officer,
                                 Director