Form 10-Q
period 2001-03-31
KONOVER PROPERTY TRUST INC
filed 2001-05-15
CIK 899757

FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                         Commission File Number 1-11998

               For the transition period from _______ to ________


                          KONOVER PROPERTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

            Maryland                                    56-1819372
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


        3434 Kildaire Farm Road
               Suite 200
        Raleigh, North Carolina                 (919) 372-3000                   27606
(Address of principal executive offices)    (Registrant's telephone            (Zip Code)
                                           number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,298,007 shares of Common Stock, $0.01 par value, as of May 8, 2001.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX




                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Consolidated Financial Statements (Unaudited).................    3

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   21


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   22

Item 2.  Changes in Securities and Use of Proceeds.....................   22

Item 3.  Defaults Upon Senior Securities...............................   22

Item 4.  Submission of Matters to a Vote of Security Holders...........   22

Item 5.  Other Information.............................................   22

Item 6.  Exhibits and Reports on Form 8-K..............................   22

                                     PART I


              Item 1. Consolidated Financial Statements (Unaudited)



              Index to Unaudited Consolidated Financial Statements




                                                                                                       Page No.

Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.................................    4


Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000...............    5


Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2001...............    6


Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000...............    7


Notes to Consolidated Financial Statements.............................................................    8


                          KONOVER PROPERTY TRUST, INC.

                           Consolidated Balance Sheets

                                                                                       March 31, 2001        December 31, 2000
                                                                                         (Unaudited)             (Audited)
                                                                                   ----------------------------------------------
                                                                                                  (in thousands)
                                                             Assets
Income producing properties:
   Land                                                                               $     122,176           $    122,165
   Buildings and improvements                                                               529,736                525,699
   Deferred leasing and other charges                                                        43,918                 43,304
                                                                                   ----------------------------------------------
                                                                                            695,830                691,168
   Accumulated depreciation and amortization                                               (103,720)               (97,957)
                                                                                   ----------------------------------------------
                                                                                            592,110                593,211
   Properties under development                                                              23,370                 22,576
   Properties held for sale                                                                  18,900                 18,900

 Other assets:
   Cash and cash equivalents                                                                  4,245                 10,660
   Restricted cash                                                                           12,486                 11,540
   Tenant and other receivables, net allowance of $2,443 and $2,069 at March 31,
    2001 and December 31, 2000, respectively                                                  7,474                  6,980
   Notes receivable                                                                             536                    663
   Investment in and advances to unconsolidated entities                                     24,694                 25,120
   Deferred charges and other assets                                                         13,159                 13,621
                                                                                   ----------------------------------------------
                                                                                      $     696,974           $    703,271
                                                                                   ==============================================

                                              Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                          $     403,439           $    399,812
   Capital lease obligations                                                                    385                    437
   Accounts payable and other liabilities                                                    26,863                 26,451
                                                                                   ----------------------------------------------
                                                                                            430,687                426,700

Commitments and contingencies

Minority interests                                                                            8,070                  8,356
                                                                                   ----------------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680
         issued and outstanding at March 31, 2001 and December 31, 2000                      18,679                 18,679
   Stock purchase warrants                                                                        9                      9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,289,923 and
         31,274,845 issued and outstanding at March 31, 2001 and December 31,
         2000, respectively                                                                     313                    313
   Additional paid-in capital                                                               285,965                290,059
   Accumulated deficit                                                                      (46,406)               (40,481)
   Deferred compensation - Restricted stock plan                                               (343)                  (364)
                                                                                   ----------------------------------------------
                                                                                            258,217                268,215
                                                                                   ----------------------------------------------
                                                                                      $     696,974           $    703,271
                                                                                   ==============================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months ended March 31,
                                                               2001                   2000
                                                          -------------------------------------------
Rental operations:                                         (in thousands, except per share data)
    Revenues:
        Base rents                                         $      17,123         $    17,670
        Percentage rents                                             135                 139
        Property operating cost recoveries                         3,777               3,858
        Other income                                               1,445                 465
                                                          -------------------------------------------
                                                                  22,480              22,132
                                                          -------------------------------------------
    Property operating costs:
        Common area maintenance                                    2,554               2,658
        Utilities                                                    748                 698
        Real estate taxes                                          2,237               2,239
        Insurance                                                    335                 249
        Marketing                                                     61                  38
        Other                                                      1,045               1,185
                                                          -------------------------------------------
                                                                   6,980               7,067
    Depreciation and amortization                                  6,113               6,223
                                                          -------------------------------------------
                                                                  13,093              13,290
                                                          -------------------------------------------
                                                                   9,387               8,842
Other expenses:
    General and administrative                                     1,988               1,598
    Stock compensation amortization                                  380                 751
    Severance and other related costs                              5,013                   -
    Interest, net                                                  7,776               6,331
                                                          -------------------------------------------
(Loss) income from operations                                     (5,770)                162
    Loss on sale of real estate                                        -                 559
    Abandoned transaction costs                                       38                  13
    Equity in losses of unconsolidated entities:
        Technology venture operations                                  -               2,432
        Real estate operations                                       281                 293
                                                          -------------------------------------------
Loss before minority interest                                     (6,089)             (3,135)
    Minority interest                                                164                 286
                                                          -------------------------------------------
Net loss                                                          (5,925)             (2,849)
    Preferred dividends                                             (271)               (271)
                                                          -------------------------------------------
Net loss applicable to common stockholders                       $(6,196)       $     (3,120)
                                                          ===========================================

Basic loss applicable to common stockholders per share     $       (0.20)       $      (0.10)
                                                          ===========================================

Weighted-average number of  common shares outstanding             31,174              30,516
                                                          ===========================================

Diluted loss applicable to common stockholders per share   $       (0.20)       $      (0.10)
                                                          ===========================================

Weighted-average number of diluted shares outstanding             31,174              30,516
                                                          ===========================================



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                 Consolidated Statement of Stockholders' Equity

                        Three months ended March 31, 2001
                                   (Unaudited)

                      (in thousands except per share data)


                                                          Convertible    Stock Purchase                    Additional Paid
                                                        Preferred Stock     Warrants       Common Stock       in Capital
                                                      ----------------------------------------------------------------------
  Balance at December 31, 2000                        $      18,679     $       9        $      313        $   290,059
   Issuance of 7,573 employee stock purchase plan
     shares                                                       -             -                 -                 28
   Issuance of 11,892 restricted shares                           -             -                 -                 60
   Repurchase of 4,165 restricted shares                          -             -                 -                (18)
   Cancellation of 3,590 restricted shares                        -             -                 -                (21)
   Exercise of stock purchase rights for 3,368
     shares of restricted stock                                   -             -                 -                 23
   Stock options issued for services                              -             -                 -                 18
   Compensation under stock plans                                 -             -                 -                  -
   Preferred stock dividends ($0.125 per share)                   -             -                 -               (271)
   Common stock dividends ($0.125 per share)                      -             -                 -             (3,913)
   Net loss                                                       -             -                 -                  -
                                                      ----------------------------------------------------------------------
  Balance at March 31, 2001                           $      18,679     $       9        $      313        $   285,965
                                                      ======================================================================


                                                                            Deferred
                                                                          Compensation
                                                         Accumulated    Restricted Stock
                                                           Deficit            Plan             Total
                                                      -----------------------------------------------------
  Balance at December 31, 2000                        $     (40,481)    $      (364)      $   268,215
   Issuance of 7,573 employee stock purchase plan
     shares                                                       -               -                28
   Issuance of 11,892 restricted shares                           -             (60)                -
   Repurchase of 4,165 restricted shares                          -               -               (18)
   Cancellation of 3,590 restricted shares                        -              21                 -
   Exercise of stock purchase rights for 3,368
     shares of restricted stock                                   -               -                23
   Stock options issued for services                              -               -                18
   Compensation under stock plans                                 -              60                60
   Preferred stock dividends ($0.125 per share)                   -               -              (271)
   Common stock dividends ($0.125 per share)                      -               -            (3,913)
   Net loss                                                  (5,925)              -            (5,925)
                                                      -----------------------------------------------------
  Balance at March 31, 2001                           $     (46,406)    $      (343)      $   258,217
                                                      =====================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                              2001            2000
                                                                                         --------------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
   Net loss                                                                                $   (5,925)     $  (2,849)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Amortization of debt premium                                                              (130)          (130)
       Minority interest                                                                         (164)          (286)
       Depreciation and amortization                                                            6,113          6,223
       Stock compensation amortization                                                            380            751
       Loss on sale of real estate                                                                  -            559
       Abandoned transaction costs                                                                 38             13
       Amortization of deferred financing costs                                                   588            729
       Technology venture operations                                                                -          2,432
       Net changes in:
         Tenant and other receivables                                                            (494)         2,128
         Deferred charges and other assets                                                       (482)          (622)
         Accounts payable and other liabilities                                                   424         (4,614)
                                                                                         --------------------------------
         Net cash provided by operating activities                                                348          4,334
                                                                                         --------------------------------

Cash flows from investing activities:
   Investment in income-producing properties                                                   (5,480)        (8,742)
   Payments received on notes receivable, net                                                     126          2,518
   Distribution from (investment in and advances to) unconsolidated entities                      425         (2,549)
   Change in restricted cash                                                                     (945)          (775)
                                                                                         --------------------------------
         Net cash used in investing activities                                                 (5,874)        (9,548)
                                                                                         --------------------------------

Cash flows from financing activities:
   Proceeds from debt on income properties                                                      4,988          9,054
   Repayment of debt on income properties                                                      (1,230)          (949)
   Expenses related to sale of common stock                                                         -            (37)
   Deferred financing charges                                                                      (8)        (1,007)
   Other debt repayments                                                                          (53)           (72)
   Issuance of shares under employee stock purchase plan                                           28             49
   Dividends paid                                                                              (4,658)        (4,635)
   Exercise of stock purchase rights                                                               62              -
   Repurchase of common stock                                                                     (18)            (9)
                                                                                         --------------------------------
         Net cash (used in) provided by financing activities                                     (889)         2,394
                                                                                         --------------------------------

Net decrease in cash and cash equivalents                                                      (6,415)        (2,820)
Cash and cash equivalents at beginning of period                                               10,660          5,366
                                                                                         --------------------------------
Cash and cash equivalents at end of period                                                 $    4,245      $   2,546
                                                                                         ================================
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                          $    7,966      $   7,833
                                                                                         ================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                                   March 2001
                                   (Unaudited)

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

         On March 31, 2001, the Company's owned properties consisted of:

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

         In addition, the Company had investments in:

     >> four joint-venture community centers/developments which will consist of 404,000 square feet;
     >> a land-development joint venture consisting of approximately 2,700 acres; and
     >> third-party management company with 6.9 million square feet under management or leasing contracts.

         The weighted-average square feet of gross leasable area was 9.4 million square feet for the three months ended March 31, 2001 and 9.5 million square feet for the same period in 2000.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of March 31, 2001. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

         The Company has a majority interest in two taxable subsidiaries, Sunset KPT Investment, Inc. and truefinds.com, Inc. under the laws of Delaware. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. truefinds.com, Inc. attempted to commercialize an apparel-sizing technology. The operations of truefinds.com, Inc. have been suspended. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially all of the voting common stock is held by an officer of the Company and other related parties. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         For the three months ended March 31, 2001 and March 31, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,173,502 and 30,515,935, respectively. Potential dilutive common shares have been excluded from diluted earnings per share for the three months ended March 31, 2001 and

March 31, 2000 because their inclusion would be antidilutive.

Dividends

         On March 7, 2001, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of March 30, 2001. The dividend totaling $4.3 million was paid on April 10, 2001.

Comprehensive Income

         Comprehensive income equals net income for all periods presented.

3.       Investment in and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at March 31, 2001and December 31, 2000 is as follows (all investments in unconsolidated entities are accounted for under the equity method):


                                                                                     March 31,   December 31,
Entity                                      Location                    Ownership       2001         2000
------------------------------------------- ------------------------- -------------- ----------- --------------
Community Center Ventures:

Atlantic Realty LLC (2 community centers)   Apex and Pembroke, NC          50%       $  2,626    $   2,571
Park Place KPT LLC                          Morrisville, NC                50%          6,615        6,594
Falls Pointe KPT LLC                        Raleigh, NC                    50%          5,999        5,991

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.                                                85%          9,357        9,981
truefinds.com, Inc.                                                        95%             97         (17)
                                                                                     ----------- --------------
                                                                                     $ 24,694    $  25,120
                                                                                     =========== ==============

         The development of the properties in the entities listed above is subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such development will be completed. All debt incurred by unconsolidated ventures is secured by their respective properties as well as various guarantees of the Company and by the Company's respective venture partners.

4.       Reportable Segments

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

         (All data in thousands)


                                       Community      Outlet         VF
                                        Centers      Centers      Centers       HRD      All others    Total
Three months ended March 31, 2001:
    NOI                               $   8,908    $    5,586   $     890   $     117    $     (1)   $   15,500
    Total Assets                      $ 361,751    $  183,849   $  42,264   $  51,604    $  57,506   $  696,974

Three months ended March 31, 2000:
    NOI                               $   8,803    $    4,642   $     968   $     593    $      59   $   15,065
    Total Assets                      $ 358,482    $  190,265   $  45,071   $  54,034    $  67,878   $  715,730

5.       Severance and Other Related Costs

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

         Mr. Morton agreed that his 225,851 vested in-the-money Repurchase Rights and 300,000 vested out-of-the-money Repurchase Rights would remain outstanding (and entitled to dividend equivalent rights) until April 1, 2002. He also agreed to the immediate cancellation of his remaining 391,299 in-the-money Repurchase Rights in exchange for an additional cash payment of $900,000, of which the Company has already paid $400,000 and will pay the remaining $500,000 in January 2002. Mr. Morton also forfeited his interest in 140,000 out-of-the-money Repurchase Rights and 210,000 out-of-the-money stock options in exchange for $35,000 in cash.

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

         In addition to the $5.1 million of severance noted above, the Company recorded a charge of $0.8 million for additional severance and legal fees for Mr. Morton, Mr. Miniutti and eight other Company employees in the quarter ended March 31, 2001. The total severance and other related costs of $5.9 million is partially offset by a $0.9 million reduction in previously amortized stock compensation for Mr. Morton and Mr. Miniutti.

6.       Related-Party Transactions

         In 1998, the Company entered into an agreement with Konover & Associates South to take over the management and leasing of certain properties. In consideration of the assignment of the management and leasing agreements to the Company, the Company agreed to pay $1.1 million in 1999, $1.4 million in 2000 and $1.3 million in 2001. The final $1.4 million payment was made in January 2001. The chairman of the Board of Directors of the Company is an affiliate of Konover & Associates South.

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

                                                  Three months ended March 31,
                                                  ----------------------------
                                                       2001             2000
                                                  --------------- ------------
  Operating Data:
     Rental revenues                              $   22,480      $    22,132
     Property operating costs                          6,980            7,067
                                                  --------------- ------------
        Net operating income                          15,500           15,065

     Depreciation and amortization                     6,113            6,223
     General and administrative                        1,988            1,598
     Stock compensation amortization                     380              751
     Severance and other related costs                 5,013                -
     Interest, net                                     7,776            6,331
     Loss on sale of real estate                           -              559
     Abandoned transaction costs                          38               13
     Equity in losses of unconsolidated entities:
        Technology venture operations                      -            2,432
        Real estate operations                           281              293
                                                  --------------- ------------
     Loss before minority interest                    (6,089)          (3,135)
     Minority interest                                   164              286
                                                  --------------- ------------
     Net loss                                         (5,925)          (2,849)
     Preferred dividends                                (271)            (271)
                                                  --------------- ------------
     Loss applicable to common stockholders       $   (6,196)     $    (3,120)
                                                  =============== ============

     Basic loss per common share:
     Net loss applicable to common
        stockholders per share                    $    (0.20)     $     (0.10)
                                                  =============== ============
     Weighted-average common shares outstanding       31,174           30,516
                                                  =============== ============


 Diluted loss per common share:
 Net loss applicable to common
    stockholders per share                        $    (0.20)    $      (0.10)
                                                  ============== =============
 Weighted-average common shares outstanding
       diluted                                        31,174           30,516
                                                  ============== =============



                                                                       Three months ended
                                                                           March 31,
                                                                 -------------- ----------------
                                                                     2001            2000
                                                                 -------------- ----------------
       Other Data:
       EBITDA:
       Net loss                                                   $ (5,925)      $   (2,849)
         Adjustments:
              Interest, net                                          7,776            6,331
              Depreciation and amortization                          6,113            6,223
              Stock compensation amortization                          380              751
              Loss on sale of real estate                                -              559
              Abandoned transaction costs                               38               13
              Equity in losses of unconsolidated ventures              281            2,725
              Minority interest                                       (164)            (286)
                                                                 -------------- ----------------
                                                                  $  8,499       $   13,467
                                                                 ============== ================

      Funds from Operations (a):
      Net loss                                                   $ (5,925)     $   (2,849)
        Adjustments:
             Real estate depreciation and amortization              5,812           5,954
             Loss on sale of real estate                                -             559
             Technology venture operations                              -           2,432
             Share of depreciation in unconsolidated ventures          71             210
             Minority interest in Operating Partnership              (164)            (82)
                                                                ------------- ----------------
      Funds From Operations                                      $   (206)     $    6,224
             Severance and other related costs                      5,013               -
                                                                ------------- ----------------
      Funds from operations, excluding severance and
             other related costs                                 $  4,807      $    6,224
                                                                ============= ================

      Weighted-average shares outstanding diluted  (b):            34,798          34,304
                                                                ============= ================

      Funds Available for Distribution/Reinvestment:
      Funds from Operations                                      $   (206)     $    6,224
        Adjustments:
             Stock compensation amortization                          380             751
             Capitalized tenant allowances                            (80)           (230)
             Capitalized leasing costs                               (455)           (454)
             Recurring capital expenditures                          (397)             (1)
                                                                ------------- ----------------
      Funds Available for Distribution/Reinvestment              $   (758)     $    6,290
             Severance and other related costs                      5,013               -
                                                                ------------- ----------------
      Funds Available for Distribution/ Reinvestment,
             excluding severance and other related  costs       $   4,255     $     6,290
                                                                ============= ================

      Dividends declared on quarterly earnings                   $  4,306      $    4,635
                                                                ============= ================
      Dividends declared on quarterly earnings per share        $   0.125      $      0.125
                                                                ============= ================
      Cash Flows:
             Cash flows provided by operating activities         $    348      $    4,334
             Cash flows used in investing activities               (5,874)         (9,548)
             Cash flows (used in) provided by financing              (889)          2,394
      activities
                                                                ------------- ----------------
             Net decrease in cash and cash equivalents           $ (6,415)     $   (2,820)
                                                                ============= ================

(a) FFO is presented in accordance with National Association of Real Estate Investment Trusts (NAREIT) Best Practices. Prior year FFO has been restated to conform with current year presentation.

(b) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share."

                                                       Balance at March 31,
                                                        2001           2000
                                                    -------------- -------------
 Balance Sheet Data:
   Income-producing properties (before
 depreciation and amortization)                     $  695,830     $  732,365
   Total assets                                     $  696,974     $  715,730
   Debt on income properties                        $  403,439     $  370,016
   Total liabilities                                $  430,687     $  389,337
   Minority interest                                $    8,070     $   10,683
   Total stockholders' equity                       $  258,217     $  315,710
 Portfolio Property Data:
   Total GLA (at end of period)                          9,400          9,519
   Weighted average GLA                                  9,400          9,519
   Number of properties (at end of period)                  66             68
   Occupancy (at end of period):
        Operating                                          90.7%          92.4%
        Held for sale/redevelopment/development            15.2%          68.9%


                                                            March 31,
                                                         2001           2000
                                                    -------------- -------------
    Denominator:
      Denominator- weighted average common shares       31,174         30,516
      Effect of dilutive securities:
          Preferred stock                                2,169          2,169
          Restricted stock                                 475            446
          Operating Partnership units                      980          1,173
                                                    -------------- -------------
      Dilutive potential common shares                   3,624          3,788
                                                    -------------- -------------
      Denominator- adjusted weighted average shares
          and assumed conversions                       34,798         34,304
                                                    ============== =============

Results Of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net Income

         The Company reported a net loss applicable to common stockholders of $6.2 million, or $(0.20) per common share, for the three months ended March 31, 2001. The same period in 2000 reflected net loss applicable to common stockholders of $3.1 million, or $(0.10) per common share. The elements having a material impact on the change are discussed below:

>> The Company's NOI increased by $0.4 million, or 3%, to $15.5 million from $15.1 million for the same period in 2000. This increase was partly attributable to a $1.2 million lease buyout in the outlet segment. The lease buyout was partially offset by a decrease in NOI of $0.6 million at the Company's Nashville center which is being held for sale, charges for certain tenant bankruptcies and an NOI decrease related to two properties sold in 2000.
>> The Company recognized losses from its unconsolidated technology venture of $2.4 million during the three months ended March 31, 2000. The operations of this venture ceased in December 2000.
>> Net interest expense increased by $1.5 million, or 24%, to $7.8 million from $6.3 million for the same period in 2000.
>> The Company incurred severance and other related costs of $5.0 million during the three months ended March 31, 2001.
>> General and administrative expenses increased $0.4 million primarily related to the Company's corporate office move.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

         EBITDA was $8.5 million for the three months ended March 31, 2001, a decrease of $5.0 million or 37%, from $13.5 million for the same period in 2000. The decrease was primarily due to severance and other related costs incurred in 2001.

         Funds from Operations ("FFO") for the three months ended March 31, 2001 decreased $6.4 million, or 103%, to ($0.2) million. The Company's FFO for the same period in 2000 was $6.2 million. FFO decreased primarily as a result of:
>>       $0.4 million increase in NOI, offset by
>>       an increase in net interest expense of $1.5 million,
>>       an increase in general and administrative expenses of $0.4 million; and
>>       $5.0 million in severance and other related costs incurred in 2001.

Tenant Income

         Base rent decreased to $17.1 million for the three months ended March 31, 2001 from $17.7 million for the same period in 2000. This decrease is primarily due to a decrease in base rent of $0.5 million at the company's Nashville center and decreases related to the two properties sold in May and September 2000.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation decreased 1%. Gross leasable area in operation decreased by 0.1 million square feet primarily related to the sale of two properties in May and September 2000.

         Recoveries from tenants decreased for the three months ended March 31, 2001 to $3.8 million compared to $3.9 million in the same period of 2000. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 2% to $0.40 for the three months ended March 31, 2001 when compared to $0.41 for the same period in 2000. With respect to approximately 10% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income increased $1.0 million to $1.5 million in 2001 compared to $0.5 million in 2000 primarily as a result of a lease buy out in the Company's outlet segment of $1.2 million.

Property Operating Expenses

         Property operating costs decreased $0.1 million, or 1%, to $7.0 million in 2001 from $7.1 million in the same period of 2000. The decrease in operating costs was principally due to the decrease in the weighted-average square feet in operation in 2001, which decreased 1% to 9.4 million square feet in 2001 from
9.5 million square feet in 2000. On a weighted-average square-foot basis, operating expenses remained constant at $0.74 per weighted average square foot.

General and Administrative Expenses

         General and administrative expenses for the three months ended March 31, 2001 increased $0.4 million, or 25%, to $2.0 million in 2001 from $1.6 million in 2000. General and administrative expense increased as a percentage of revenues to 8.8% from 7.2% in 2000. The increase in general and administrative expenses is primarily due to the Company's corporate office move.

Severance and Other Related Costs

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

         Mr. Morton agreed that his 225,851 vested in-the-money Repurchase Rights and 300,000 vested out-of-the-money Repurchase Rights would remain outstanding (and entitled to dividend equivalent rights) only until April 1, 2002. He also agreed to the immediate cancellation of his remaining 391,299 in-the-money Repurchase Rights in exchange for an additional cash payment of $900,000, of which the Company has already paid $400,000 and will pay the remaining $500,000 in January 2002. Mr. Morton also forfeited his interest in 140,000 out-of-the-money Repurchase Rights and 210,000 out-of-the-money stock options in exchange for $35,000 in cash.

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

         In addition to the $5.1 million of severance noted above, the Company recorded a charge of $0.8 million for additional severance and legal fees for Mr. Morton, Mr. Miniutti and eight other Company employees in the quarter ended March 31, 2001. The total severance and other related costs of $5.9 million is partially offset by a $0.9 million reduction in previously amortized stock compensation for Mr. Morton and Mr. Miniutti.

Depreciation

         Depreciation decreased to $6.1 million for the three months ended March 31, 2001 compared to $6.2 million in the same period of 2000. On a weighted-average square-foot basis, depreciation and amortization remained constant at $0.65.

Interest Expense

         Interest expense for the three months ended March 31, 2001, net of interest income of $0.5 million, increased by $1.5 million, or 24%, to $7.8 million compared to $6.3 million, net of interest income of $2.0 million, in the first three months of 2000. On a weighted-average basis, in the first three months of 2001, debt outstanding was $401 million, and the average interest rate was 8.16%. This compares to $366 million of outstanding debt and a 8.30% average interest rate in 2000. The Company capitalized $0.6 million of interest costs associated with its development projects in the first three months of 2001 compared to $1.0 million in the same period of 2000. Additionally, the impact to interest income is related to the accounting for preferred return income on real estate venture projects including Towne Centre in Mt. Pleasant, South Carolina, which is currently wholly owned by the Company.

Liquidity and Capital Resources

Cash Flows

         The Company's cash and cash equivalents balance at March 31, 2001 was $4.2 million. Restricted cash, as reported in the financial statements, as of such date, was $12.5 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2001. Net cash used in investing activities was $5.9 million in that same period. The primary use of these funds included:

         >> $5.5 million invested in income-producing properties, and >> $0.9 million placed in restricted escrows, offset by >> $0.4 million received from unconsolidated entities, and >> $0.1 million collected on the repayment of a note receivable.

         Net cash used in financing activities was $0.9 million for the three months ended March 31, 2001. The primary transactions included:

         >>  $4.7 million for dividends paid,
         >> $1.2 million for debt repayments, offset by >> $5.0 million of net proceeds from debt on income-producing properties.

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

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of March 31, 2001 was $85.9 million, which was secured by 23 properties, and matures in June 2002 with the ability to prepay in December 2001.

         An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line was based upon a predetermined formula on the Net Operating Income of the properties that secure the facility. The $150 million line was converted into a $60 million term loan in June 2000 and is currently secured by nine properties plus an assignment of the excess cash flow of the REMIC facility referenced above. The loan expires the earlier of December 2002 or the termination of the REMIC facility.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties secure this facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of March 31, 2001, was $66.0 million excluding a $6.3 million unamoritized interest premium.

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

         On January 11, 2000, the Company closed on a $5 million credit facility with a bank. In March 2000, the available borrowings were increased by $5 million to $10 million. The credit facility has an interest rate of LIBOR plus 2%. The balance as of March 31, 2001 was $10 million and matures on August 31, 2001. The credit facility is secured by a community center.

         The Company has a $2.5 million line of credit with a financial institution which expires on September 30, 2001. The line of credit is secured by one of the Company's income-producing properties and has an interest rate of prime plus 1/2%. There were no outstanding borrowings on this line of credit at March 31, 2001.

         The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. Generally, the Company's policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.

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

Lazard Transaction

         On August 5, 1998, stockholders approved the sale of common stock to Prometheus Southeast Retail, LLC ("PSR"), an affiliate of Lazard Freres & Co., LLC, for $200 million. As part of the Lazard transaction, the Company signed a Contingent Value Rights Agreement with PSR. Under this agreement, if PSR has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay PSR, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

Current and Future Cash Needs

         The Company's management anticipates that cash generated from operations as well as access to capital resources, including additional borrowings and issuances of debt or equity securities, will provide the necessary funds for operating expenses, interest expense on outstanding indebtedness, current and future severance payments, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects.

Dividends

         On March 7, 2001, the Company declared a $0.125 per share quarterly dividend to shareholders of record as of March 30, 2001. The dividend totaling $4.3 million was paid on April 10, 2001.

         The Company will make determinations regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $10.6 million of net operating loss carry forwards for income tax reporting purposes, which could result in no dividend payment requirement to maintain its REIT status in 2001. Given the Company's desire to maintain a reasonable funds from operations payout ratio, a reduction in dividend payments is possible.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 2% and 4% of the Company's total revenue for the three months ended March 31, 2001 and 2000, respectively. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     >> our markets could experience significant increases in development of retail properties;
     >>  the financial condition of our tenants could deteriorate;
     >> the costs of our development projects could exceed our original estimates;
     >> we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
     >> we may not be able to lease or release space quickly or on as favorable terms as old leases;
     >> we may have incorrectly assessed the environmental condition of our properties;
     >>  an increase in interest rates would increase our debt service costs;
     >> we could lose key executive officers; and >> our markets may suffer decline in economic growth or increase in unemployment rates.

         Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to disclose the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate agreement which limits the interest to a maximum of 10.66% on $58.9 million of variable rate debt. As of March 31, 2001, the Company had approximately $89.7 million of variable rate debt outstanding. If the weighted-average interest rate on this variable rate debt is 100 basis points higher or lower in 2001, our interest expense would be increased or decreased approximately $0.2 million for the three months ended March 31, 2001. The Company has $4.4 million of fixed rate debt maturing in 2001.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Although the Board of Directors has not yet set a date for the 2001 annual meeting, it is apparent that the meeting will be significantly later than the date used for last year's annual meeting. Currently, management expects a meeting date before August 25. As a result of the delayed meeting date, our bylaws allow a stockholder until May 25 to give advance written notice to the secretary of the Company of a proposal to be presented in connection with the annual meeting. We will consider any stockholder proposal received by this date for inclusion in the 2001 proxy materials.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         The Company filed an 8-K on March 7, 2001. The filing, dated March 6, 2001, reported under Item 5 the resignation of C. Cammack Morton as an officer and director of the Company and the appointment of J. Michael Maloney as Interim President and Chief Executive Officer.

                                   Signatures


================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KONOVER PROPERTY TRUST, INC.






                                     Date:  May 15, 2001



                                     By:  /S/Daniel J. Kelly
                                          --------------------------------------
                                     Daniel J. Kelly, Executive Vice President,
                                         Chief Financial Officer