Form 10-Q
period 2001-06-30
KONOVER PROPERTY TRUST INC
filed 2001-08-14
CIK 899757

                                   FORM 10-Q

                      Securities and Exchange Commission
                            Washington, D.C. 20549

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2001
                                      or
          [_] Transition Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,392,017 shares of Common Stock, $0.01 par value, as of August 8, 2001.

                         KONOVER PROPERTY TRUST, INC.

                                     INDEX


                         PART I. FINANCIAL INFORMATION

                                                                                                          Page No.
                                                                                                          --------
Item 1.  Consolidated Financial Statements (Unaudited)..............................................      3

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................     14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................     26


                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................     27

Item 2.  Changes in Securities and Use of Proceeds..................................................     27

Item 3.  Defaults Upon Senior Securities............................................................     27

Item 4.  Submission of Matters to a Vote of Security Holders........................................     27

Item 5.  Other Information..........................................................................     27

Item 6.  Exhibits and Reports on Form 8-K...........................................................     27

                                     PART I


              Item 1. Consolidated Financial Statements (Unaudited)


              Index to Unaudited Consolidated Financial Statements


                                                                                                         Page No.
                                                                                                         -------
Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..................................    4


Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000................    5


Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000..................    6


Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2001..................    7


Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000..................    8


Notes to Consolidated Financial Statements.............................................................    9

                         KONOVER PROPERTY TRUST, INC.

                          Consolidated Balance Sheets

                                                                                      June 30, 2001      December 31, 2000
                                                                                       (Unaudited)           (Audited)
                                                                                      ------------------------------------
                                                                                                 (in thousands)
                                                          Assets
Income producing properties:
   Land                                                                               $      45,019      $    122,165
   Buildings and improvements                                                               221,757           525,699
   Deferred leasing and other charges                                                        15,852            43,304
                                                                                      ------------------------------------
                                                                                            282,628           691,168
   Accumulated depreciation and amortization                                                (28,751)          (97,957)
                                                                                      ------------------------------------
                                                                                            253,877           593,211
   Properties under development                                                              25,196            22,576
   Properties held for sale                                                                 245,732            18,900

Other assets:
   Cash and cash equivalents                                                                  1,083            10,660
   Restricted cash                                                                           14,283            11,540
   Tenant and other receivables, net allowance of $2,316 and $2,069 at June 30,
         2001 and December 31, 2000, respectively                                             8,165             6,980
   Notes receivable                                                                             519               663
   Investment in and advances to unconsolidated entities                                     21,647            25,120
   Deferred charges and other assets                                                         11,945            13,621
                                                                                      ------------------------------------
                                                                                      $     582,447      $    703,271
                                                                                      ====================================

                                           Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                          $     405,686      $    399,812
   Capital lease obligations                                                                    331               437
   Accounts payable and other liabilities                                                    22,378            26,451
                                                                                      ------------------------------------
                                                                                            428,395           426,700

Commitments and contingencies

Minority interests                                                                            4,111             8,356
                                                                                      ------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680
         issued and outstanding at June 30, 2001 and December 31, 2000                       18,679            18,679
   Stock purchase warrants                                                                        9                 9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,364,996 and
         31,274,845 issued and outstanding at June 30, 2001 and December 31,
         2000, respectively                                                                     314               313
   Additional paid-in capital                                                               286,745           290,059
   Accumulated deficit                                                                     (155,580)          (40,481)
   Deferred compensation - Restricted stock plan                                               (226)             (364)
                                                                                      ------------------------------------
                                                                                            149,941           268,215
                                                                                      ------------------------------------
                                                                                      $     582,447      $    703,271
                                                                                      ====================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                         KONOVER PROPERTY TRUST, INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                           Three Months ended June 30,
                                                                                           2001                   2000
                                                                                   ---------------------------------------------
                                                                                      (in thousands, except per share data)
Rental operations:
    Revenues:
        Base rents                                                                    $      17,137        $     17,889
        Percentage rents                                                                        395                  92
        Property operating cost recoveries                                                    3,813               4,304
        Other income                                                                            326                 811
                                                                                   ---------------------------------------------
                                                                                             21,671              23,096
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               2,885               2,403
        Utilities                                                                               649                 662
        Real estate taxes                                                                     2,154               2,121
        Insurance                                                                               291                 267
        Marketing                                                                                59                  44
        Other                                                                                 1,023               1,470
                                                                                   ---------------------------------------------
                                                                                              7,061               6,967
    Depreciation and amortization                                                             6,420               6,514
                                                                                   ---------------------------------------------
                                                                                             13,481              13,481
                                                                                   ---------------------------------------------
                                                                                              8,190               9,615
                                                                                   ---------------------------------------------
Other expenses:
    General and administrative                                                                1,676               1,727
    Stock compensation amortization                                                             183                 899
    Severance and other related costs                                                           918                   -
    Interest, net                                                                             7,802               6,791
                                                                                   ---------------------------------------------
(Loss) income from operations                                                                (2,389)                198
    Loss on sale of real estate                                                                   -                 315
    Adjustment to carrying value of property                                                105,110                   -
    Abandoned transaction costs                                                                   8                   5
    Equity in losses of unconsolidated entities:
        Technology venture operations                                                             -               1,207
        Real estate operations                                                                4,800                 525
                                                                                   ---------------------------------------------
Loss before minority interest                                                              (112,307)             (1,854)
    Minority interest                                                                         3,133                  49
                                                                                   ---------------------------------------------
Net loss                                                                                   (109,174)             (1,805)
    Preferred dividends                                                                           -                (271)
                                                                                   ---------------------------------------------
Net loss applicable to common stockholders                                            $    (109,174)       $     (2,076)
                                                                                   =============================================

Basic loss applicable to common stockholders per share                                $       (3.50)       $      (0.07)
                                                                                   =============================================

Weighted-average number of  common shares outstanding                                        31,234              31,025
                                                                                   =============================================

Diluted loss applicable to common stockholders per share                              $       (3.50)       $      (0.07)
                                                                                   =============================================

Weighted-average number of diluted shares outstanding                                        31,234              31,025
                                                                                   =============================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KONOVER PROPERTY TRUST, INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                             Six Months ended June 30,
                                                                                          2001                   2000
                                                                                   ---------------------------------------------
Rental operations:                                                                    (in thousands, except per share data)
    Revenues:
        Base rents                                                                     $     34,260        $     34,921
        Percentage rents                                                                        530                 231
        Property operating cost recoveries                                                    7,590               8,800
        Other income                                                                          1,771               1,276
                                                                                   ---------------------------------------------
                                                                                             44,151              45,228
                                                                                   ---------------------------------------------
    Property operating costs:
        Common area maintenance                                                               5,439               5,061
        Utilities                                                                             1,397               1,360
        Real estate taxes                                                                     4,391               4,360
        Insurance                                                                               626                 518
        Marketing                                                                               120                  81
        Other                                                                                 2,068               2,654
                                                                                   ---------------------------------------------
                                                                                             14,041              14,034
    Depreciation and amortization                                                            12,533              12,737
                                                                                   ---------------------------------------------
                                                                                             26,574              26,771
                                                                                   ---------------------------------------------
                                                                                             17,577              18,457
                                                                                   ---------------------------------------------
Other expenses:
    General and administrative                                                                3,664               3,325
    Stock compensation amortization                                                             563               1,650
    Severance and other related costs                                                         5,931                   -
    Interest                                                                                 15,578              13,122
                                                                                   ---------------------------------------------
(Loss) income from operations                                                                (8,159)                360
    Loss on sale of real estate                                                                   -                 874
    Adjustment to carrying value of property                                                105,110                   -
    Abandoned transaction costs                                                                  46                  18
    Equity in losses of unconsolidated ventures:
        Technology venture                                                                        -               3,639
        Real estate operations                                                                5,081                 818
                                                                                   ---------------------------------------------
Loss before minority interest                                                              (118,396)             (4,989)
    Minority interest                                                                         3,297                 335
                                                                                   ---------------------------------------------
Net loss                                                                                   (115,099)             (4,654)
    Preferred dividends                                                                        (271)               (542)
                                                                                   ---------------------------------------------
Net loss applicable to common stockholders                                             $   (115,370)       $     (5,196)
                                                                                   =============================================

Basic loss applicable to common stockholders per share                                 $      (3.70)       $      (0.17)
                                                                                   =============================================
Weighted-average number of common shares outstanding                                         31,204              30,770
                                                                                   =============================================

Diluted loss applicable to common shareholders per share                               $      (3.70)       $      (0.17)
                                                                                   =============================================
Weighted-average number of diluted shares outstanding                                        31,204              30,770
                                                                                   =============================================

      The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

                         KONOVER PROPERTY TRUST, INC.

                Consolidated Statement of Stockholders' Equity

                        Six months ended June 30, 2001
                                  (Unaudited)

                     (in thousands except per share data)


                                                          Convertible    Stock Purchase                    Additional Paid
                                                        Preferred Stock     Warrants       Common Stock       in Capital
                                                      -----------------------------------------------------------------------------
  Balance at December 31, 2000                        $      18,679     $       9        $      313          $   290,059
   Issuance of 7,573 employee stock purchase plan
     shares                                                       -             -                 -                   28
   Issuance of 11,892 restricted shares                           -             -                 -                   60
   Repurchase of 13,395 restricted shares                         -             -                 -                  (57)
   Cancellation of 8,253 restricted shares                        -             -                 -                  (46)
   Exercise of stock purchase rights for 5,436 shares
     of restricted stock                                          -             -                 -                   42
   Stock options issued for services                              -             -                 -                   18
   OP units converted into 86,898 shares of common
     stock                                                        -             -                 1                  825
   Compensation under stock plans                                 -             -                 -                    -
   Preferred stock dividends ($0.125 per share)                   -             -                 -                 (271)
   Common stock dividends ($0.125 per share)                      -             -                 -               (3,913)
   Net loss                                                       -             -                 -                    -
                                                      -----------------------------------------------------------------------------
  Balance at June 30, 2001                            $      18,679     $       9        $      314          $   286,745
                                                      =============================================================================

                                                                Accumulated    Restricted Stock
                                                                  Deficit            Plan             Total
                                                     -------------------------------------------------------------
  Balance at December 31, 2000                               $     (40,481)    $      (364)      $   268,215
   Issuance of 7,573 employee stock purchase plan
     shares                                                              -               -                28
   Issuance of 11,892 restricted shares                                  -             (60)                -
   Repurchase of 13,395 restricted shares                                -               -               (57)
   Cancellation of 8,253 restricted shares                               -              46                 -
   Exercise of stock purchase rights for 5,436 shares
     of restricted stock                                                 -               -                42
   Stock options issued for services                                     -               -                18
   OP units converted into 86,898 shares of common
     stock                                                               -               -               826
   Compensation under stock plans                                        -             152               152
   Preferred stock dividends ($0.125 per share)                          -               -              (271)
   Common stock dividends ($0.125 per share)                             -               -            (3,913)
   Net loss                                                       (115,099)              -          (115,099)
                                                     -------------------------------------------------------------
  Balance at June 30, 2001                                   $    (155,580)    $      (226)      $   149,941
                                                     =============================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                         KONOVER PROPERTY TRUST, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                              2001            2000
                                                                                         --------------------------------
                                                                                                 (in thousands)

Cash flows from operating activities:
   Net loss                                                                                $ (115,099)     $  (4,654)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Amortization of debt premium                                                              (261)          (261)
       Minority interest                                                                       (3,297)          (335)
       Depreciation and amortization                                                           12,533         12,737
       Stock compensation amortization                                                            563          1,650
       Loss on sale of real estate                                                                  -            874
       Adjustments to carrying value of property                                              105,110              -
       Adjustments to carrying value of other assets held for sale                              4,256              -
       Abandoned transaction costs                                                                 46             18
       Amortization of deferred financing costs                                                 1,180          1,207
       Technology venture operations                                                                -          3,639
       Net changes in:
         Tenant and other receivables                                                          (1,185)         2,334
         Deferred charges and other assets                                                       (169)        (1,061)
         Accounts payable and other liabilities                                                   168         (3,786)
                                                                                         --------------------------------
         Net cash provided by operating activities                                              3,845         12,362
                                                                                         --------------------------------
Cash flows from investing activities:
   Investment in income-producing properties                                                   (7,108)       (17,144)
   Net proceeds from sale of real estate                                                            -            603
   Payments received on notes receivable, net                                                     143          4,614
   Investment in and advances to unconsolidated entities                                         (783)        (5,961)
   Change in restricted cash                                                                   (2,742)        (1,331)
                                                                                         --------------------------------
         Net cash used in investing activities                                                (10,490)       (19,219)
                                                                                         --------------------------------

Cash flows from financing activities:
   Proceeds from debt on income properties                                                     10,461         21,754
   Repayment of debt on income properties                                                      (4,325)        (1,754)
   Expenses related to sale of common stock                                                         -           (172)
   Deferred financing charges                                                                     (35)        (2,870)
   Other debt repayments                                                                         (107)          (136)
   Issuance of shares under employee stock purchase plan                                           28             49
   Dividends paid                                                                              (8,963)        (4,636)
   Exercise of stock purchase rights                                                               66              -
   Repurchase of common stock                                                                     (57)           (43)
                                                                                         --------------------------------
         Net cash (used in) provided by financing activities                                   (2,932)        12,192
                                                                                         --------------------------------

Net decrease in cash and cash equivalents                                                      (9,577)         5,335
Cash and cash equivalents at beginning of period                                               10,660          5,366
                                                                                         --------------------------------
Cash and cash equivalents at end of period                                                 $    1,083      $  10,701
                                                                                         ================================
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                          $   16,373      $  14,975
                                                                                         ================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     On June 30, 2001, the Company's owned properties consisted of:

1. 31 community shopping centers in six states aggregating approximately 4,003,000 square feet;

2. 35 centers with approximately 5,397,000 square feet that are held for sale;
   and

3. One center under development which is scheduled for completion in Fall
   2001.

     In addition, the Company had investments in:

  . four joint-venture community centers/developments which will consist of 344,000 square feet;
  . a land-development joint venture consisting of approximately 2,700 acres; and
  . third-party management company with 6.9 million square feet under management or leasing contracts.

     The weighted-average square feet of gross leasable area was 9.4 million square feet for the six months ended June 30, 2001 and 9.5 million square feet for the same period in 2000.

     On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of June 30, 2001. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

         The Company has a majority interest in two taxable subsidiaries, Sunset KPT Investment, Inc. and truefinds.com, Inc., both organized under the laws of Delaware. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. truefinds.com, Inc. attempted to commercialize an apparel-sizing technology. The operations of truefinds.com, Inc. have been suspended. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries.

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

         Entities that are owned by or that are owned less than 100% and are controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the Operating Partnership to manage, directly or indirectly, day-to-day operations, refinance debt and sell the assets of the entity that owns the property without the consent of the other owners and the inability of the other owners to replace the general partner or manager. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2001 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         For the three months ended June 30, 2001 and June 30, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,234,397 and 31,024,746, respectively. For the six months ended June 30, 2001 and June 30, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,204,118 and 30,770,340, respectively. Potential dilutive common shares have been excluded from diluted earnings per share for the three and six months ended June 30, 2001 and June 30, 2000 because their inclusion would be antidilutive.

Dividends

         No dividends were declared during the three months ended June 30, 2001.

Comprehensive Income

         Comprehensive income equals net income for all periods presented.

3.       Investment in and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at June 30, 2001 and December 31, 2000 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                      June 30,   December 31,
Entity                                      Location                    Ownership       2001         2000
-------------------------------------------------------------------------------------------------------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)   Apex and Pembroke, NC          50%       $  2,722    $   2,571
Park Place KPT LLC                          Morrisville, NC                50%          6,425        6,594
Falls Pointe KPT LLC                        Raleigh, NC                    50%          5,720        5,991

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.                                                85%          6,773        9,981
truefinds.com, Inc.                                                        95%              7         (17)
                                                                                     ------------------------
                                                                                     $ 21,647    $  25,120
                                                                                     ========================

         During the three months ended June 30, 2001, Sunset KPT Investments, Inc. determined it will sell certain assets resulting in a $4.3 million charge to adjust the assets to their net realizable value. This charge is included in equity in losses of unconsolidated entities in the accompanying consolidated statement of operations for the three months ended June 30, 2001.

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

4.       Reportable Segments

         Management has determined under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", that it has four reportable segments: community centers, outlet centers, Vanity Fair ("VF") anchored centers, and centers held for sale. The outlet segment includes properties which generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF anchored segment includes properties that have less than $1.5 million in total revenue, generate at least 20% of their revenue from VF and have less than 150,000 square feet. Due to the significance of certain planned transactions involving held-for-sale properties, the Company has included properties under development or redevelopment in the other segment column. The prior year segment presentation has been restated to reflect this change. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

       (All data in thousands)

                                       Community       Outlet            VF               Held           All
                                      Centers /(1)/  Centers /(1)/   Centers /(1)/   for Sale /(1)/   others /(2)/      Total
Six months ended June 30, 2001:
    NOI                                $  12,488       $       -      $       -        $  17,372       $     250      $   30,110
    Total Assets                       $ 244,351       $       -      $       -        $ 257,837       $  80,259      $  582,447

Six months ended June 30, 2000:
    NOI                                $  18,397       $   9,689      $   2,062        $     722       $     324      $   31,194
    Total Assets                       $ 373,271       $ 188,778      $  44,292        $  38,750       $  82,042      $  727,133

(1) See Footnote 6 for detail on properties moved to held-for-sale segment during the quarter ended June 30, 2001.
(2) Includes investment in and advances to unconsolidated entities, properties under development, cash and other corporate assets.

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

         In addition, in exchange for the issuance of 259,545 shares of common stock (the "Settlement Shares"), Mr. Miniutti agreed to the immediate cancellation of all rights (including dividend equivalent rights) with respect to all equity awards granted by the Company. The shares are issuable upon the earlier of April 1, 2002, the sale of 50% or more of the Company's voting securities, the liquidation or winding-up of the Company or the payment by Mr. Miniutti of an amount equal to the Company's tax withholding obligations on the Settlement Shares. Under the agreement, Mr. Miniutti is entitled to dividend equivalent payments with respect to the Settlement Shares for any record date occurring after March 30, 2001 but before the issuance of the Settlement Shares.

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

         During the quarter ended June 30, 2001, the Company continued its cost-savings efforts including the elimination of certain positions resulting in additional terminations of employees. The total severance including cash and accelerated stock vesting totaled $0.9 million during the quarter ended June 30, 2001.

6.       Properties Held for Sale

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company has classified the following properties as held for sale as of June 30, 2001:

         a) The Company's centers in Las Vegas and Nashville are presented as held for sale consistent with prior periods. These centers are currently being marketed.

         b) During the second quarter, the Company received unsolicited offers on two community centers totaling 571,000 square feet. In July 2001, the Company entered into a contract to sell one of the centers for $7.5 million. Both of these community centers are classified as held for sale as of June 30, 2001.

         c) On July 12, 2001, the Company entered into a contract to sell a 31-property portfolio for approximately $180 million. The portfolio consists of nine outlet properties, 16 VF-anchored properties and six community center properties. Three of the six community centers in the portfolio have outlet tenants but meet the definition, as discussed above, of community centers due to their proximity to the local market and other property characteristics. The community centers included in the portfolio being sold because they are collateral under certain common debt facilities with certain of the outlet and VF-anchored properties. All additional references to the portfolio include a description of 28 outlet centers and three community centers. The contract has an anticipated closing date in the third quarter of 2001. In addition, the Company expects to recognize an extraordinary gain of approximately $1.0 million upon closing this transaction due to the early extinguishment of certain debt facilities.

         The Company has reported a second quarter charge of $105.1 million related to the adjustment of the above held-for-sale properties to their net realizable value.

         The following summary financial information pertains to the properties held for sale at June 30, 2001 and for the six months ended June 30 (in thousands):

                                           2001                 2000
                                           ----                 ----
Revenues                                $ 26,902            $   27,435
NOI                                     $ 17,372            $   18,376
Net income before  adjustments  to
carrying value of property              $  1,788            $    2,152

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

                                                                Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                          ----------------------------------------------------------------
                                                          ----------------------------------------------------------------
                                                               2001            2000            2001            2000
                                                          --------------- --------------- --------------- ----------------
       Operating Data:
          Rental revenues                                 $   21,671      $   23,096      $   44,151      $    45,228
          Property operating costs                             7,061           6,967          14,041           14,034
                                                          --------------- --------------- --------------- ----------------
             Net operating income                             14,610          16,129          30,110           31,194

          Depreciation and amortization                        6,420           6,514          12,533           12,737
          General and administrative                           1,676           1,727           3,664            3,325
          Stock compensation amortization                        183             899             563            1,650
          Severance and other related costs                      918               -           5,931                -
          Interest, net                                        7,802           6,791          15,578           13,122
          Loss on sale of real estate                              -             315               -              874
          Adjustment to carrying value of property           105,110               -         105,110                -
          Abandoned transaction costs                              8               5              46               18
          Equity in losses of unconsolidated entities:
             Technology venture operations                         -           1,207               -            3,639
             Real estate operations                            4,800             525           5,081              818
                                                          --------------- --------------- --------------- ----------------
          Loss before minority interest                     (112,307)         (1,854)       (118,396)          (4,989)
          Minority interest                                    3,133              49           3,297              335
                                                          --------------- --------------- --------------- ----------------
          Net loss                                          (109,174)         (1,805)       (115,099)          (4,654)
          Preferred dividends                                      -            (271)           (271)            (542)
                                                          --------------- --------------- --------------- ----------------
          Loss applicable to common stockholders          $ (109,174)     $   (2,076)     $ (115,370)     $    (5,196)
                                                          =============== =============== =============== ================

          Basic loss per common share:
          Net loss applicable to common
             stockholders per share                       $    (3.50)     $    (0.07)     $    (3.70)     $     (0.17)
                                                          =============== =============== ===============   ==============
          Weighted-average common shares outstanding          31,234          31,025          31,204           30,770
                                                          =============== =============== ===============   ==============

          Diluted loss per common share:
          Net loss applicable to common
             stockholders per share                       $    (3.50)     $    (0.07)     $    (3.70)     $     (0.17)
                                                          =============== =============== ===============   ==============
          Weighted-average common shares outstanding
             diluted                                          31,234          31,025          31,204           30,770
                                                          ================================================================

                                                                    Three months ended                      Six months ended
                                                                         June 30,                               June 30,
                                                                -------------------------------------------------------------------
                                                                   2001             2000                2001               2000
                                                                -------------------------------------------------------------------
Other Data:
EBITDA:
Net loss                                                        $ (109,174)      $   (1,805)         $ (115,099)        $    (4,654)
   Adjustments:
       Interest, net                                                 7,802            6,791              15,578              13,122
       Depreciation and amortization                                 6,420            6,514              12,533              12,737
       Stock compensation amortization                                 183              899                 563               1,650
       Loss on sale of real estate                                       -              315                   -                 874
       Adjustment to carrying value of property                    105,110                -             105,110                   -
       Abandoned transaction costs                                       8                5                  46                  18
       Equity in losses of unconsolidated ventures                   4,800            1,732               5,081               4,457
       Minority interest                                            (3,133)             (49)             (3,297)               (335)
                                                                -------------------------------------------------------------------
                                                                $   12,016       $   14,402          $   20,515         $    27,869
                                                                ===================================================================

Funds from Operations (a):
Net loss                                                        $ (109,174)      $   (1,805)         $ (115,099)        $    (4,654)
   Adjustments:
       Real estate depreciation and amortization                     6,142            6,236              11,954              12,190
       Loss on sale of real estate                                       -              315                   -                 874
       Technology venture operations                                     -            1,207                   -               3,639
       Adjustment to carrying value of property                    105,110                -             105,110                   -
       Share of depreciation in unconsolidated ventures                 72              181                 143                 391
       Minority interest in Operating Partnership                   (3,133)             (49)             (3,297)               (131)
                                                                -------------------------------------------------------------------
Funds From Operations                                                 (983)           6,085              (1,189)             12,309
       Severance and other related costs                               918                -               5,931                   -
       Adjustment to carrying value of other assets
         held for sale                                               4,256                -               4,256                   -
                                                                -------------------------------------------------------------------
Funds from operations, excluding severance and
       held for sale charges                                    $    4,191       $    6,085          $    8,998         $    12,309
                                                                ===================================================================
Weighted-average shares outstanding diluted (b):                    34,744           34,713              34,771              34,508
                                                                ===================================================================
Funds Available for Distribution/Reinvestment:
Funds from Operations                                           $     (983)      $    6,085          $   (1,189)        $    12,309
   Adjustments:
       Stock compensation amortization                                 183              899                 563               1,650
       Capitalized tenant allowances                                  (509)            (900)               (589)             (1,130)
       Capitalized leasing costs                                      (589)            (525)             (1,044)               (979)
       Recurring capital expenditures                                 (195)             (48)               (592)                (49)
                                                                -------------------------------------------------------------------
Funds Available for Distribution/Reinvestment                       (2,093)           5,511              (2,851)             11,801
       Severance and other related costs                               918                -               5,931                   -
       Adjustment to carrying value of other assets
         held for sale                                               4,256                -               4,256                   -
                                                                -------------------------------------------------------------------
Funds Available for Distribution/ Reinvestment,
       excluding severance and held for sale charges            $    3,081       $    5,511          $    7,336         $    11,801
                                                                ===================================================================
Dividends declared on quarterly earnings                        $        -       $    4,635          $    4,306         $     9,267
                                                                ===================================================================
Dividends declared on quarterly earnings per share              $        -       $    0.125          $    0.125         $     0.250
                                                                ===================================================================
Cash Flows:
       Cash flows provided by operating activities              $    3,497       $    8,028          $    3,845         $    12,362
       Cash flows used in investing activities                      (4,616)          (8,875)            (10,490)            (18,163)
       Cash flows (used in) provided by financing activities        (2,043)           9,798              (2,932)             12,192

                                                                -------------------------------------------------------------------
       Net decrease in cash and cash equivalents                $   (3,162)      $    8,951          $   (9,577)        $     6,391
                                                                ===================================================================

(a) FFO is presented in accordance with National Association of Real Estate Investment Trusts (NAREIT) Best Practices. Prior year FFO has been restated to conform with current year presentation.
(b) The table below sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share."

                                                                                       Balance at June 30,
                                                                                       2001            2000
                                                                                    --------------------------
Balance Sheet Data:
  Income-producing properties, including net
       realizable value of properties held for sale
       (before depreciation and amortization)                                       $  528,360      $  734,221
  Total assets                                                                      $  582,447      $  727,133
  Debt on income properties                                                         $  405,686      $  381,780
  Total liabilities                                                                 $  428,395      $  407,152
  Minority interest                                                                 $    4,111      $    9,423
  Total stockholders' equity                                                        $  149,941      $  310,558
Portfolio Property Data:
  Total GLA (at end of period)                                                           9,400           9,494
  Weighted average GLA                                                                   9,400           9,511
  Number of properties (at end of period)                                                   66              67
  Occupancy (at end of period):
       Operating                                                                          90.6%           92.3%
       Held for sale/redevelopment/development                                            82.1%           56.0%

                                                                    Three months ended                   Six months ended
                                                                         June 30,                            June 30,
                                                             --------------------------------------------------------------------
                                                                  2001              2000             2001               2000
                                                             --------------------------------------------------------------------
Denominator:
  Denominator- weighted average common shares                        31,234            31,025           31,204             30,770
  Effect of dilutive securities:
      Preferred stock                                                 2,169             2,169            2,169              2,169
      Operating Partnership units                                       932             1,020              956              1,091
      Other dilutive securities                                         409               499              442                478
                                                             --------------------------------------------------------------------
  Dilutive potential common shares                                    3,510             3,688            3,567              3,738
                                                             --------------------------------------------------------------------
  Denominator- adjusted weighted average shares
      and assumed conversions                                        34,744            34,713           34,771             34,508
                                                             ====================================================================

Results Of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Net Income

          The Company reported a net loss applicable to common stockholders of $109.2 million, or $(3.50) per common share, for the three months ended June 30, 2001. The same period in 2000 reflected a net loss applicable to common stockholders of $2.1 million, or $(0.07) per common share. The elements having a material impact on the change are discussed below:

 .    The Company's NOI decreased by $1.5 million, or 9%, to $14.6 million from
     $16.1 million for the same period in 2000. This decrease was partly attributable to a $0.4 million decrease in NOI for the Company's Nashville center, a $0.7 million decrease in NOI for the additional 34 properties held for sale and a $0.4 million decrease in third-party management and leasing fee income.

 .    The Company recognized a charge of $105.1 million as an adjustment to the carrying value of certain held-for-sale properties during the three months ended June 30, 2001.

 .    The Company recognized a charge of $4.3 million through equity in losses of unconsolidated real estate ventures related to the impairment of certain assets held by Sunset KPT Investments, Inc.

 .    The Company recognized losses from its unconsolidated technology venture of
     $1.2 million during the three months ended June 30, 2000. The operations of this venture ceased in December 2000.

 .    Net interest expense increased by $1.0 million, or 15%, to $7.8 million from $6.8 million for the same period in 2000.

 .    The Company incurred severance and other related costs of $0.9 million during the three months ended June 30, 2001.

 .    General and administrative expenses decreased $0.1 million and stock compensation amortization decreased $0.7 million.

Earnings Before Interest, Taxes, Depreciation and Amortization and Funds from Operations

          EBITDA was $12.0 million for the three months ended June 30, 2001, a decrease of $2.4 million or 17%, from $14.4 million for the same period in 2000. The decrease was primarily due to the decrease in NOI, as discussed above, as well as severance and other related costs incurred in 2001.

          Funds from Operations ("FFO") for the three months ended June 30, 2001 decreased $6.5 million, or 106%, to $(1.0) million. The Company's FFO for the same period in 2000 was $6.1 million. FFO decreased primarily as a result of:

 .    $1.5 million decrease in NOI,

 .    an increase in net interest expense of $1.0 million,

 .    an increase in losses related to unconsolidated real estate venture investments of $4.3 million and

 .    $0.9 million in severance and other related costs incurred in 2001,

 .    offset by a $0.7 million reduction of stock compensation amortization.

Tenant Income

         Base rent decreased to $17.1 million for the three months ended June 30, 2001 from $17.9 million for the same period in 2000. This decrease is primarily due to a decrease in base rent of $0.5 million at the company's Nashville center and decreases related to the two properties sold in May and September 2000.

         During this same period, the Company's weighted-average square feet of gross leasable area in operation decreased 1%. Gross leasable area in operation decreased by 0.1 million square feet primarily related to the sale of a property in September 2000.

         Recoveries from tenants decreased for the three months ended June 30, 2001 to $3.8 million compared to $4.3 million in the same period of 2000. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased 11% to $0.40 for the three months ended June 30, 2001 when compared to $0.45 for the same period in 2000. With respect to approximately 10% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income decreased $0.5 million to $0.3 million in 2001 compared to $0.8 million in 2000 primarily as a result of a decrease in third-party management fees and due to the timing of the recognition of leasing fee income.

Property Operating Expenses

         Property operating costs increased $0.1 million, or 1%, to $7.1 million in 2001 from $7.0 million in the same period of 2000. On a weighted-average square-foot basis, operating expenses for the three months ended June 30, 2001 were $0.75 versus $0.74 for the same period in 2000.

General and Administrative Expenses and Stock Compensation

         General and administrative expenses including stock compensation for the three months ended June 30, 2001 decreased $0.8 million, or 3%, to $1.8 million in 2001 from $2.6 million in 2000. General and administrative expense including stock compensation decreased as a percentage of revenues to 8% from 11% in 2000. The decrease is primarily related to the Company's down-sizing and cost-saving efforts.

Severance and Other Related Costs

         During the quarter ended June 30, 2001, the Company continued its cost-savings efforts including the elimination of certain positions resulting in additional terminations of employees. The total severance including cash and accelerated stock vesting totaled $0.9 million during the quarter ended June 30, 2001.

Depreciation

         Depreciation decreased to $6.4 million for the three months ended June 30, 2001 compared to $6.5 million in the same period of 2000. On a weighted-average square-foot basis, depreciation and amortization remained constant at $0.68.

Interest Expense

         Interest expense for the three months ended June 30, 2001, net of interest income of $0.4 million, increased by $1.0 million, or 15%, to $7.8 million compared to $6.8 million, net of interest income of $1.7 million, in the same period of 2000. On a weighted-average basis, in the three months ended June 30, 2001, debt outstanding was $405.5 million and the average interest rate was 7.9%. This compares to $374.6 million of outstanding debt and a 7.9% average interest rate for the same period of 2000. The Company capitalized $0.5 million of interest costs associated with its development projects during the three months ended June 30, 2001 compared to $0.3 million in the same period of 2000. Additionally, the decrease in interest income is related to income on the Company's equity investment in real estate venture projects primarily Towne Centre in Mt. Pleasant, South Carolina, which is now wholly owned by the Company.

Properties Held for Sale

         As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company has classified the following properties as held for sale as of June 30, 2001:

         a) The Company's centers in Las Vegas and Nashville are presented as held for sale consistent with prior periods. These centers are currently being marketed.

         b) During the second quarter, the Company received unsolicited offers on two community centers totaling 571,000 once the Company entered into a contract to sell one of the centers for $7.5 million. Both of these community centers are classified as held for sale as of June 30, 2001.

          c) On July 12, 2001, the Company entered into a contract with an Chelsea Property Group to sell a 31-property portfolio (the "Outlet Portfolio Sale Agreement") for approximately
               $180 million. The portfolio consists of 28 outlet properties and three community center properties. The community centers included in the portfolio are collateral under certain common debt facilities. The contract has an anticipated closing date in the third quarter of 2001. In addition, the Company expects to recognize an extraordinary gain of approximately $1.0 million upon closing this transaction due to the early extinguishment of certain debt facilities.

          The Company has recorded a second quarter charge of $105.1 million related the adjustment of the above held-for-sale properties to their net realizable value.

Results of Operations

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net Income

          The Company reported a net loss applicable to common stockholders of $115.1 million, or $(3.70) per common share, for the six months ended June 30, 2001. The same period in 2000 reflected net income applicable to common stockholders of $5.2 million, or $(0.17) per common share. The elements having a material impact on the change are discussed below:

 .   The Company's NOI decreased by $1.1 million, or 4%, to $30.1 million from
    $31.2 million for the same period in 2000. This decrease is primarily due to a reduction of third-party management fee and leasing fee income of $0.7 million, a decrease in NOI from the 35 properties held for sale of $0.3 million and a decrease of $0.1 million related to a property sold in 2000.

 .   The Company recognized a charge of $105.1 million as an adjustment to the carrying value of certain held-for-sale properties in 2001.

 .   Net interest expense increased by $2.5 million, or 19%, to $15.6 million from $13.1 million for the same period in 2000.

 .   The Company incurred severance and other related costs of $5.9 million during the six months ended June 30, 2001.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

          EBITDA was $20.5 million for the six months ended June 30, 2001, a decrease of $7.4 million or 27%, from $27.9 million for the same period in 2000. The decrease was primarily due to decreased NOI of $1.1 million over 2000, (as described above), $5.9 million of severance and other related costs incurred in 2001, and increased general and administrative expenses of $0.3 million.

          Funds from Operations ("FFO") for the six months ended June 30, 2001 decreased $12.9 million, or 105%, to $(1.2) million. The Company's FFO for the same period in 2000 was $12.3 million. FFO decreased primarily as a result of:

 .   $1.1 million decrease in NOI,

 .   $5.9 million in severance and other related costs incurred in 2001,

 .   an increase in equity in loss in unconsolidated ventures of $4.3 million, exclusive of losses from the technology venture operations, and

 .   an increase in net interest expense of $2.5 million.

Tenant Income

          Base rent decreased to $34.3 million for the six months ended June 30, 2001 from $34.9 million for the same period in 2000. The decrease in base rent for the six months ended June 30, 2001 is attributable primarily to a $0.9 million decrease in base rent at the Company's Nashville center.

          During this same period, the Company's weighted-average square feet of gross leasable area in operation decreased 1%. Gross leasable area in operation decreased by 0.1 million square feet due to the sale of a property in September 2000.

         Recoveries from tenants decreased for the six months ended June 30, 2001 to $7.6 million compared to $8.8 million in the same period of 2000. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased to $0.81 for the six months ended June 30, 2001 compared to $0.93 for the same period in 2000. With respect to approximately 10% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

         Other income increased $0.5 million to $1.8 million in 2001 compared to $1.3 million in 2000 primarily as a result of a $1.2 million lease buyout in March 2001 offset by decreased third-party management fee and leasing fee income of $0.7 million.

Property Operating Expenses

         Property operating costs remained stable at $14.0 million for the six months ended June 30, 2001 and 2000. On a weighted-average square-foot basis, operating expenses increased 0.7% to $1.49 from $1.48.

General and Administrative Expenses and Stock Compensation

         General and administrative expenses including stock compensation for the six months ended June 30, 2001 decreased $0.8 million, or 16%, to $4.2 million in 2001 from $5.0 million in 2000. General and administrative expense including stock compensation decreased as a percentage of revenues to 10% from 11% in 2000. The decrease is primarily related to the Company's down-sizing and cost-savings efforts.

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

         In addition, in exchange for the issuance of 259,545 shares of common stock (the "Settlement Shares"), Mr. Miniutti agreed to the immediate cancellation of all rights (including dividend equivalent rights) with respect to all equity awards granted by the Company. The shares are issuable upon the earlier of April 1, 2002, the sale of 50% or more of the Company's voting securities, the liquidation or winding-up of the Company or the payment by Mr. Miniutti of an amount equal to the Company's tax withholding obligations on the Settlement Shares. Under the agreement, Mr. Miniutti is entitled to dividend equivalent payments with respect to the Settlement Shares for any record date occurring after March 30, 2001 but before the issuance of the Settlement Shares.

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

         During the quarter ended June 30, 2001, the Company continued its cost-savings efforts including the elimination of additional employees. The total severance including cash and accelerated stock vesting totaled $0.9 million during the quarter ended June 30, 2001.

Depreciation

         Depreciation decreased to $12.5 million for the six months ended June 30, 2001 compared to $12.7 million in the same period of 2000. On a weighted-average square-foot basis, depreciation and amortization remained constant at $1.33 in 2001 and 2000.

Interest Expense

         Interest expense for the six months ended June 30, 2001, net of interest income of $1.0 million, increased by $2.5 million, or 19%, to $15.6 million compared to $13.1 million, net of interest income of $3.8 million, in the first six months of 2000. On a weighted-average basis, in the first six months of 2001, debt outstanding was $403.4 million, and the average interest rate was 8.0%. This compares to $370.3 million of outstanding debt and a 8.1% average interest rate in 2000. The Company capitalized $1.0 million of interest costs associated with its development projects in the first six months of 2001 compared to $1.2 million in the same period of 2000. Additionally, the decrease in interest income is related to income on the Company's equity investment in real estate venture projects primarily Towne Centre in Mount Pleasant, South Carolina, which is now wholly owned by the Company.

Liquidity and Capital Resources

Cash Flows

         The Company's cash and cash equivalents balance at June 30, 2001 was $1.1 million. Restricted cash, as reported in the financial statements, as of such date, was $14.3 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional collateral and to fund taxes, environmental and engineering work, recurring replacement costs and insurance.

         Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2001. Net cash used in investing activities was $10.5 million in that same period. The primary use of these funds included:

         . $7.1 million invested in income-producing properties, . $2.7 million placed in restricted escrows, and . $0.8 million advanced to unconsolidated entities, offset by . $0.1 million collected on the repayment of a note receivable.

         Net cash used in financing activities was $2.9 million for the six months ended June 30, 2001. The primary transactions included:

         .  $9.0 million for dividends paid,
         . $4.3 million for debt repayments, offset by . $10.5 million of net proceeds from debt on income-producing properties.

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

         In December 1998, the Company completed a substitution and recollateralization of its REMIC facility. This $95 million facility was originally issued in May 1995 and was secured by 18 properties. The substitution was the first step in an effort by the Company to gain greater flexibility in the sale of assets that may no longer meet the Company's ongoing strategy. The REMIC balance as of June 30, 2001 was $85.4 million, which was secured by 23 properties, and matures in June 2002 with the ability to prepay in December 2001. Under the terms of the Outlet Portfolio Sale Agreement, the buyer of the outlet portfolio is to assume the REMIC Facility. See "--Outlet Portfolio Sale" below.

         An acquisition line of credit was put in place in early 1997 for $150 million. The availability under this line was based upon a predetermined formula on the Net Operating Income of the properties that secure the facility. The $150 million line was converted into a $60 million term loan in June 2000 and is currently secured by nine properties plus an assignment of the excess cash flow of the REMIC facility referenced above. The loan expires the earlier of December 2002 or the termination of the REMIC facility. Concurrent with the sale of the outlet portfolio, this loan is expected to be refinanced with a new $60 million facility. See "--Outlet Portfolio Sale" below.

         On March 11, 1998, the Company closed on a $75 million, 15-year permanent credit facility. The loan has an effective rate of 7.73% and is amortized on a 338-month basis. Eleven properties secure this facility. The proceeds were used to pay down borrowings outstanding on the $150 million credit facility. The credit facility balance as of June 30, 2001, was $65.9 million excluding a $6.1 million unamoritized interest premium.

         The Company closed on a $46.4 million 10-year mortgage loan on Mt. Pleasant's Towne Centre in conjunction with its purchase of its partner's interest in December 2000. The 30-year amortized loan bears interest at 7.58%. Certain escrows totaling approximately $2.1 million are in place for leasing, earnout or tenant allowance. $1.0 million of the cash held in escrow may be replaced with a letter of credit. The balance on this loan as of June 30, 2001 was $46.2 million.

         On January 11, 2000, the Company closed on a $5 million credit facility with a bank. In March 2000, the available borrowings were increased by $5 million to $10 million. The credit facility has an interest rate of LIBOR plus 2%. The balance as of June 30, 2001 was $10 million and matures on August 31, 2001. The credit facility is secured by a community center. The Company is currently in discussions with the lender to secure an extension to this credit facility.

         The Company has a $2.5 million line of credit with a financial institution which expires on September 30, 2001. The line of credit is secured by one of the Company's income-producing community center properties and has an interest rate of prime plus 1/2%. The balance as of June 30, 2001 was $0.4 million.

         The Company may enter into additional mortgage indebtedness related to certain development projects. Generally, the Company's policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.

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

Outlet Portfolio Sale

         On July 12, 2001, the Company entered into an agreement with an affiliate of Chelsea Property Group Inc. to sell a portfolio of 28 outlet shopping centers and three community centers in 17 states totaling 4.3 million square feet for $180 million. The agreement is subject generally only to third-party deliverables, including but not limited to final title and survey due diligence as well as lender consents. The sale is expected to close prior to September 30, 2001.

         Concurrent with the sale of the outlet assets, the Company will refinance certain existing debt with a new credit facility of approximately $60 million to be secured by 14 community centers. The term of the debt is for three years at a rate of 320 basis points over one month LIBOR.

         The consummation of the transaction with Chelsea will include the assumption and/or paydown of approximately $165 million in current indebtedness secured by the sold properties. Net proceeds from the sale of the outlets and the $60 million financing is expected to be approximately $15 million after all transaction costs and repayment of other debt.

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

Current and Future Cash Needs

         The Company's management anticipates that cash generated from operations as well as planned property dispositions and access to capital resources, including additional borrowings and issuances of debt or equity securities, will provide the necessary funds for operating expenses, interest expense and repayment of principal on outstanding indebtedness, current and future severance payments, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects.

Dividends

         The Company's policy is to make a determination regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, capital expenditure and improvement needs, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $10.6 million of net operating loss carry forwards for income tax reporting purposes, which could result in no dividend payment requirement to maintain its REIT status in 2001. Due to the uncertainty and significant costs of the pending outlet sale and refinancing transactions, the Company determined not to make a dividend payment during the three months ended June 30, 2001. Pursuant to its policy stated above and with the consummation of the outlet and financing transactions, the Company will announce future dividend plans following the end of the third quarter of 2001.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 2% and 4% of the Company's total revenue for the six months ended June 30, 2001 and 2000, respectively. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

 .        The sale of the outlet portfolio under the terms of the Outlet
         Portfolio Sale Agreement may not close or may close on different terms than agreed upon;

 . our markets could experience significant increases in development of retail properties;

 .   the financial condition of our tenants could deteriorate;

 .   the costs of our development projects could exceed our original estimates;

 . we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;

 . we may not be able to lease or release space quickly or on as favorable terms as old leases;

 . we may have incorrectly assessed the environmental condition of our properties;

 .   an increase in interest rates would increase our debt service costs;

 .   we could lose key executive officers; and

 . our markets may suffer decline in economic growth or increase in unemployment rates.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate agreement which limits the interest to a maximum of 10.66% on $58.9 million of variable rate debt. As of June 30, 2001, the Company had approximately $93.3 million of variable rate debt outstanding. If the weighted-average interest rate on this variable rate debt is 100 basis points higher or lower in 2001, our interest expense would be increased or decreased approximately $0.2 million for the three months ended June 30, 2001. The Company has $4.4 million of fixed rate debt maturing in 2001.

                                    PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.  Amended and Restated Bylaws

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                  Signatures


================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KONOVER PROPERTY TRUST, INC.






                                      Date: August 14, 2001



                                      By:  /S/Daniel J. Kelly
                                           -------------------------------------
                                      Daniel J. Kelly, Executive Vice President,
                                          Chief Financial Officer