Form 10-Q
period 2001-09-30
KONOVER PROPERTY TRUST INC
filed 2001-11-14
CIK 899757

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

                                                  (919) 372-3000
        3434 Kildaire Farm Road             (Registrant's telephone
               Suite 200                    number, including area code)
        Raleigh, North Carolina                                                           27606
(Address of principal executive offices)                                                (Zip Code)

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

Yes _____   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,435,863 shares of Common Stock, $0.01 par value, as of November 9, 2001.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                            Page No.
                                                                            --------
Item 1.  Financial Statements (Unaudited) .................................    3

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   15

Item 3.  Quantitative and Qualitative Disclosures of Market Risk ..........   26


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   27

Item 2.  Changes in Securities and Use of Proceeds ........................   27

Item 3.  Defaults Upon Senior Securities ..................................   27

Item 4.  Submission of Matters to a Vote of Security Holders ..............   27

Item 5.  Other Information ................................................   27

Item 6.  Exhibits and Reports on Form 8-K .................................   27

Signatures ................................................................   28

                                     PART I

                    Item 1. Financial Statements (Unaudited)

                     Index to Unaudited Financial Statements

                                                                                                          Page No.
                                                                                                          --------
Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ..............................    4


Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 ............    5


Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 .............    6


Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2001 .............    7


Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 .............    8


Notes to Consolidated Financial Statements ..............................................................    9

                          KONOVER PROPERTY TRUST, INC.

                           Consolidated Balance Sheets

                                                                                     September 30, 2001        December 31, 2000
                                                                                         (Unaudited)              (Audited)
                                                                                     -------------------------------------------
                                                                                                 (in thousands)
                                                             Assets

Income producing properties:
   Land                                                                                $        43,875           $    122,165
   Buildings and improvements                                                                  240,498                525,699
   Deferred leasing and other charges                                                           14,243                 43,304
                                                                                       ---------------------------------------
                                                                                               298,616                691,168
   Accumulated depreciation and amortization                                                   (31,223)               (97,957)
                                                                                       --------------------------------------
                                                                                               267,393                593,211
   Properties under development                                                                  4,472                 22,576
   Properties held for sale                                                                     73,039                 18,900

 Other assets:
   Cash and cash equivalents                                                                    14,982                 10,660
   Restricted cash                                                                               7,981                 11,540
   Tenant and other receivables, net of allowance of $3,135 and $2,069 at
     September 30, 2001 and December 31, 2000, respectively                                      6,922                  6,980
   Notes receivable                                                                                479                    663
   Investment in and advances to unconsolidated entities                                        21,718                 25,120
   Deferred charges and other assets                                                             7,035                 13,621
                                                                                       --------------------------------------
                                                                                       $       404,021           $    703,271
                                                                                       ======================================

                                              Liabilities and Stockholders' Equity

Liabilities:
   Debt on income properties                                                           $       229,817           $    399,812
   Capital lease obligations                                                                       117                    437
   Accounts payable and other liabilities                                                       19,575                 26,451
                                                                                       --------------------------------------
                                                                                               249,509                426,700

Commitments and contingencies

Minority interests                                                                               4,027                  8,356
                                                                                       --------------------------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680 issued and outstanding at September 30, 2001 and December 31, 2000,
     respectively                                                                               18,679                 18,679
   Stock purchase warrants                                                                           9                      9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,440,668 and
         31,274,845 issued and outstanding at September 30, 2001 and December 31,
         2000, respectively                                                                        314                    313
   Additional paid-in capital                                                                  287,282                290,059
   Accumulated deficit                                                                        (155,647)               (40,481)
   Deferred compensation - Restricted Stock Plan                                                  (152)                  (364)
                                                                                       --------------------------------------
                                                                                               150,485                268,215
                                                                                       --------------------------------------
                                                                                       $       404,021        $       703,271
                                                                                       ======================================

       The accompanying Notes to Consolidated Financial Statements are an
                     integral part of these balance sheets.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three Months ended September 30,
                                                                        2001                   2000
                                                                    -------------------------------------
Rental operations:                                                  (in thousands, except per share data)
    Revenues:
        Base rents                                                    $    16,061           $    16,849
        Percentage rents                                                      139                   327
        Property operating cost recoveries                                  3,945                 4,248
        Other income                                                          446                   260
                                                                     ----------------------------------
                                                                           20,591                21,684
                                                                     ----------------------------------
    Property operating costs:
        Common area maintenance                                             2,828                 2,646
        Utilities                                                             856                   829
        Real estate taxes                                                   2,216                 2,192
        Insurance                                                             381                   313
        Marketing                                                              44                   148
        Other                                                               1,083                 1,409
                                                                     ----------------------------------
                                                                            7,408                 7,537
    Depreciation and amortization                                           3,153                 6,337
                                                                     ----------------------------------
                                                                           10,561                13,874
                                                                     ----------------------------------
                                                                           10,030                 7,810
                                                                     ----------------------------------
Other expenses:
    General and administrative                                              1,817                 1,467
    Stock compensation and amortization                                       113                   602
    Severance and other related costs                                         899                     -
    Interest                                                                8,083                 7,353
                                                                     ----------------------------------
Loss from operations                                                         (882)               (1,612)
    (Gain) loss on sale of real estate                                       (476)                1,069
    Abandoned transaction costs                                                24                    88
    Equity in losses of unconsolidated ventures:
        Technology venture                                                      -                 1,226
        Real estate operations                                                414                   566
    Minority interest                                                          (2)                 (121)
                                                                     ----------------------------------
Loss before extraordinary item                                               (842)               (4,440)
    Extraordinary gain on early retirement of debt                            775                     -
                                                                     ----------------------------------
Net loss                                                                      (67)               (4,440)
    Preferred dividends                                                         -                  (271)
                                                                     ----------------------------------
Net loss applicable to common stockholders                           $        (67)         $     (4,711)
                                                                     ==================================

Basic loss applicable to common stockholders per share               $      (0.00)         $      (0.15)
                                                                     ==================================
Weighted-average number of common shares outstanding                       31,332                31,109
                                                                     ==================================

Diluted loss applicable to common stockholders per share             $      (0.00)         $      (0.15)
                                                                     ==================================
Weighted-average number of diluted shares outstanding                      31,332                31,109
                                                                     ==================================

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              Nine Months ended September 30,
                                                               2001                   2000
                                                            -------------------------------------

Rental operations:                                          in thousands, except per share data)
    Revenues:
        Base rents                                           $    50,322         $    51,770
        Percentage rents                                             669                 558
        Property operating cost recoveries                        11,535              13,048
        Other income                                               2,216               1,536
                                                            -------------------------------------
                                                                  64,742              66,912
                                                            -------------------------------------
    Property operating costs:
        Common area maintenance                                    8,267               7,707
        Utilities                                                  2,253               2,189
        Real estate taxes                                          6,607               6,552
        Insurance                                                  1,007                 831
        Marketing                                                    164                 229
        Other                                                      3,151               4,063
                                                            -------------------------------------
                                                                  21,449              21,571
    Depreciation and amortization                                 15,686              19,074
                                                            -------------------------------------
                                                                  37,135              40,645
                                                            -------------------------------------
                                                                  27,607              26,267
                                                            -------------------------------------
Other expenses:
    General and administrative                                     5,481               4,792
    Stock compensation amortization                                  676               2,252
    Severance and other related costs                              6,830                   -
    Interest, net                                                 23,661              20,475
                                                            -------------------------------------
Loss from operations                                              (9,041)             (1,252)
    (Gain) loss on sale of real estate                              (476)              1,943
    Adjustment to carrying value of property                     105,110                   -
    Abandoned transaction costs                                       70                 106
    Equity in losses of unconsolidated entities:
        Technology venture                                             -               4,865
        Real estate operations                                     5,495               1,384
    Minority interest                                             (3,299)               (456)
                                                            -------------------------------------
Loss before extraordinary item                                  (115,941)             (9,094)
    Extraordinary gain on early retirement of debt                   775                   -
                                                            -------------------------------------
Net loss                                                        (115,166)             (9,094)
    Preferred dividends                                             (271)               (813)
                                                            -------------------------------------
Net loss applicable to common stockholders                  $   (115,437)        $    (9,907)
                                                            =====================================

Basic loss applicable to common stockholders per share      $      (3.69)        $     (0.32)
                                                            =====================================
Weighted-average number of common shares outstanding              31,247              30,884
                                                            =====================================

Diluted loss applicable to common stockholders per share    $      (3.69)        $     (0.32)
                                                            ====================================
Weighted-average number of diluted shares outstanding             31,247              30,884
                                                            =====================================


        The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                 Consolidated Statement of Stockholders' Equity

                      Nine Months ended September 30, 2001
                                   (Unaudited)

                      (in thousands except per share data)

                                                     Convertible   Stock Purchase               Additional Paid
                                                   Preferred Stock    Warrants     Common Stock   in Capital
                                                  -------------------------------------------------------------
Balance at December 31, 2000                      $  18,679      $       9      $     313      $ 290,059
 Issuance of 8,159 employee stock purchase plan
   shares                                                 -              -             -              29
 Issuance of 11,892 restricted shares                     -              -             -              60
 Repurchase of 37,765 restricted shares                   -              -             -            (120)
 Cancellation of 11,786 restricted stock                  -              -             -             (71)
 Exercise of stock purchase rights for 99,158
   shares of restricted stock                             -              -             -             583
 OP units converted into 95,657 common shares             -              -             1             908
 Compensation under stock plans                           -              -             -               -
 Stock options issued for services                        -              -             -              18
 Preferred stock dividends ($0.125 per share)             -              -             -            (271)
 Common stock dividends ($0.125 per share)                -              -             -          (3,913)
 Net loss                                                 -              -             -               -
                                                  -------------------------------------------------------------
Balance at September 30, 2001                     $  18,679      $       9     $     314        $ 287,282
                                                  =============================================================

                                                                   Deferred
                                                                  Compensation
                                                    Accumulated  Restricted Stock
                                                       Deficit      Plan           Total
                                                  -----------------------------------------
Balance at December 31, 2000                      $ (40,481)   $    (364)         $ 268,215
 Issuance of 8,159 employee stock purchase plan
   shares                                                 -            -                 29
 Issuance of 11,892 restricted shares                     -          (60)                 -
 Repurchase of 37,765 restricted shares                   -            -               (120)
 Cancellation of 11,786 restricted stock                  -           71                  -
 Exercise of stock purchase rights for 99,158
   shares of restricted stock                             -            -                583
 OP units converted into 95,657 common shares             -            -                909
 Compensation under stock plans                           -          201                201
 Stock options issued for services                        -            -                 18
 Preferred stock dividends ($0.125 per share)             -            -               (271)
 Common stock dividends ($0.125 per share)                -            -             (3,913)
 Net loss                                          (115,166)           -           (115,166)
                                                  -----------------------------------------
 Balance at September 30, 2001                    $(155,647)   $    (152)         $ 150,485
                                                  =========================================

         The accompanying Notes to Consolidated Financial Statements are an
                        integral part of this statement.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                              2001            2000
                                                                                         --------------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:

  Net loss                                                                                 $  (115,166)    $    (9,094)
  Adjustments to reconcile net loss to net cash provided by operating activities:
       Amortization of debt premium                                                               (391)           (391)
       Minority interest                                                                        (3,299)           (456)
       Extraordinary gain on early retirement of debt                                             (775)              -
       Depreciation and amortization                                                            15,686          19,074
       Stock compensation amortization                                                             676           2,252
       (Gain) loss on sale of real estate                                                         (476)          1,943
       Adjustments to carrying value of property                                               105,110               -
       Adjustments to carrying value of other assets held for sale                               4,256               -
       Abandoned transaction costs                                                                  70             106
       Amortization of deferred financing costs                                                  1,755           1,772
       Technology venture operations                                                                 -           4,865
       Net changes in:
         Tenant and other receivables                                                           (2,164)          2,830
         Deferred charges and other assets                                                        (460)         (1,471)
         Accounts payable and other liabilities                                                 (4,245)         (1,729)
                                                                                         --------------------------------
         Net cash provided by operating activities                                                 577          19,701
                                                                                         --------------------------------

Cash flows from investing activities:
   Investment in income-producing properties                                                    (9,773)        (24,550)
   Net proceeds from sale of real estate                                                       185,560           3,553
   Payments received on notes receivable, net                                                      184           4,639
   Investment in and advances to unconsolidated entities                                          (854)         (4,819)
   Change in restricted cash                                                                     3,560           2,020
                                                                                         --------------------------------
         Net cash provided by (used in) investing activities                                   178,677         (19,157)
                                                                                         --------------------------------

Cash flows from financing activities:
   Proceeds from debt on income properties                                                      69,239          24,950
   Repayment of debt on income properties                                                     (232,843)         (4,052)
   Expenses related to sale of common stock                                                          -            (479)
   Deferred financing charges                                                                   (2,076)         (3,129)
   Other debt repayments                                                                          (321)           (210)
   Issuance of shares under employee stock purchase plan                                            30              98
   Dividends paid                                                                               (8,963)         (9,267)
   Exercise of stock purchase rights                                                               123               -
   Repurchase of common stock                                                                     (121)            (48)
                                                                                         --------------------------------
         Net cash (used in) provided by financing activities                                  (174,932)          7,863
                                                                                         --------------------------------

Net increase in cash and cash equivalents                                                        4,322           8,407
Cash and cash equivalents at beginning of period                                                10,660           8,164
                                                                                         --------------------------------
Cash and cash equivalents at end of period                                                 $    14,982     $    16,571
                                                                                         ================================
Supplemental disclosures of cash flow information:

    Cash paid during the period for interest                                               $    25,600     $    22,681
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

      As discussed further in Note 7, the Company sold 32 centers during the three months ended September 30, 2001. On September 30, 2001, the Company's owned properties consisted of:

1. 31 community shopping centers in six states aggregating approximately 4,003,000 square feet;

2.   3 centers with approximately 942,000 square feet that are held for sale;
     and

3. One center under development with 207,000 square feet which is scheduled for completion in late 2001.

          In addition, the Company had investments in:

      . three operating joint-venture community centers with 246,000 square feet and one joint venture community center under development with 98,000 square feet;
      . a land-development joint venture consisting of approximately 2,700 acres; and
      . third-party management company with 7.1 million square feet under management or leasing contracts.

      The weighted-average square feet of gross leasable area was 9.3 million square feet for the nine months ended September 30, 2001 and 9.5 million square feet for the same period in 2000 (see Note 7).

          On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of September 30, 2001. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

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

          The Company has a majority interest in two taxable subsidiaries, Sunset KPT Investment, Inc. and truefinds.com, Inc., both organized under the laws of Delaware. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. truefinds.com, Inc. was formed to explore e-commerce and other technology related opportunities. All operations of truefinds.com, Inc. have been suspended. The Company holds substantially all of the non-voting common stock of these taxable subsidiaries. Substantially all of the voting common stock is held by an affiliated company of a director of the Company. Accordingly, these entities are accounted for under the equity method for investments. Additionally, these taxable subsidiaries are taxed as regular corporations.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2001 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

Basic and diluted income (loss) per share

         Basic earnings per share is calculated by dividing the income (loss) applicable to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares ("potential common shares").

         For the three months ended September 30, 2001 and September 30, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,332,415 and 31,108,904, respectively. For the nine months ended September 30, 2001 and September 30, 2000, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,247,354 and 30,884,019, respectively. Potential dilutive common shares have been excluded from diluted earnings per share for the three and nine months ended September 30, 2001 and September 30, 2000 because their inclusion would be antidilutive.

Dividends

         No dividends were declared during the three months ended September 30, 2001.

Comprehensive Income

         Comprehensive income equals net income for all periods presented.

3.       Investment in and Advances to Unconsolidated Entities

         A summary of the Company's investments in and advances to unconsolidated entities at September 30, 2001 and December 31, 2000 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                  September 30,  December 31,
Entity                                      Location                  Ownership       2001           2000
-------------------------------------------------------------------------------------------------------------
Community Center Ventures:
Atlantic Realty LLC (2 community centers)   Apex and Pembroke, NC        50%      $  2,720       $   2,571
Park Place KPT LLC                          Morrisville, NC              50%         6,442           6,594
Falls Pointe KPT LLC                        Raleigh, NC                  50%         5,629           5,991

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.                                             86.5%        6,920           9,981
truefinds.com, Inc.                                                      95%             7             (17)
                                                                                  --------------------------
                                                                                  $ 21,718       $  25,120
                                                                                  ==========================


         The development of the properties in Sunset KPT Investment, Inc. is subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such development will be completed. All debt incurred by unconsolidated ventures is secured by their respective properties as well as various guarantees of the Company and by the Company's respective venture partners.

4.       Reportable Segments

         Prior to the Outlet Portfolio sale in September 2001, management determined under Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", that it had four reportable segments: community centers, outlet centers, Vanity Fair ("VF") anchored centers, and centers held for sale. The outlet segment includes properties which generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF-anchored segment includes properties that have less than $1.5 million in total revenue, generate at least 20% of their revenue from VF and have less than 150,000 square feet. Future presentations will include community center and held-for-sale only. The Company now includes properties under development or redevelopment in an "all others" segment column. Previously, these properties had been grouped into the held-for-sale segment. The prior-year segment presentation has been restated to reflect this change. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

         (All data in thousands)

                                         Community        Outlet          VF          Held             All
                                          Centers/(1)/  Centers/(1)/ Centers/(1)/   for Sale/(1)/  others /(2)/     Total

Nine months ended September 30, 2001:
    NOI                                  $  18,130     $        -    $       -     $  24,835     $     328      $   43,293
    Total Assets                         $ 243,002     $        -    $       -     $  76,120     $  84,899      $  404,021

Nine months ended September 30, 2000:
    NOI                                  $  26,610     $   14,450    $   3,024     $   1,559     $    (302)     $   45,341
    Total Assets                         $ 352,946     $  187,300    $  43,841     $  38,759     $  96,361      $  719,207


(1) See Footnotes 6 and 7 for detail on properties held-for-sale and disposals.
(2) Includes investment in and advances to unconsolidated entities, properties under development, cash and other corporate assets.

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

         In addition to the $5.1 million of severance noted above, the Company recorded a charge of $0.8 million for additional severance and legal fees for Mr. Morton, Mr. Miniutti and eight other Company employees in the quarter ended March 31, 2001. The total severance and other related costs for the three months ended March 31, 2001 of $5.9 million is partially offset by a $0.9 million reduction in previously amortized stock compensation for Mr. Morton and Mr. Miniutti. Additional severance of $0.9 million was reported in the three months ended June 30, 2001.

         During the quarter ended September 30, 2001, the Company continued its cost-savings efforts including the elimination of certain positions resulting in additional terminations of employees. The total severance including cash and accelerated stock vesting totaled $0.9 million during the quarter ended September 30, 2001.

6.   Properties Held for Sale

     As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company has classified the following properties as held for sale as of September 30, 2001:

     a) The Company's centers in Las Vegas and Nashville are presented as held for sale consistent with prior periods. These centers are currently being marketed.

     b) The Company has received unsolicited offers on a community center totaling 426,000 square feet. This community center is classified as held for sale as of September 30, 2001.

     The following summary financial information pertains to the properties held for sale for the nine months ended September 30 (in thousands):

                                             2001             2000
                                             ----             ----
          Revenues                       $       5,568    $       6,873
          Operating expenses                     1,956            1,985
                                         --------------------------------
          NOI                                    3,612            4,888
          Deprecation and amortization           1,444            2,164
          Interest, net                          3,644            3,567
          Other                                      -               34
                                         --------------------------------
          Net loss                       $      (1,476)   $        (877)
                                         ================================

7.   Property Disposals

     On September 25, 2001, the Company sold a 31-property portfolio for $180 million. The portfolio consists of nine outlet properties, 16 VF-anchored properties and six community center properties. Three of the six community centers in the portfolio have outlet tenants but meet the definition, as discussed above, of community centers due to their proximity to the local market and other property characteristics. The community centers included in the portfolio were sold because they are collateral under certain common debt facilities with certain of the outlet and VF-anchored properties. All other references herein to the portfolio include a description of 28 outlet centers and three community centers. The loss on the sale approximates the adjustment to the carrying value of these properties which was recognized in the three month period ended June 30, 2001.

     In addition, the Company sold its Shoreside, NC community center on September 13, 2001 for $7.5 million. The sale resulted in a gain of $0.8 million. This gain is partially offset by $0.3 million of additional costs related to the sale of a property in 2000.

     The following summary financial information pertains to the above-mentioned properties sold for the nine months ended September 30 (in thousands):

                                             2001             2000
                                             ----             ----
          Revenues                       $       33,832   $       34,339
          Operating expenses                     12,431           12,055
                                         ------------------- -------------
          NOI                                    21,401           22,284
          Deprecation and amortization            5,910            9,229
          Interest, net                           9,781            9,836
          Other                                      10               10
                                         ---------------------------------
          Net income                     $        5,700   $        3,209
                                         =================================

     8.   Debt on Income Properties

          Debt on income properties consists of the following (in thousands):

                                                                                             September 30,     December 31,
                                                                                                 2001              2000
                                                                                           -----------------------------------
Mortgage notes secured by 18 properties, interest rates ranging from 7.37% to
     10.13 %. Unpaid principal and accrued interest due from October 2001 to July 2018.    $       144,647     $      156,053
$58,000 term loan, interest at a rate of LIBOR, as defined, plus 3.2% (7.20% at September
     30, 2001) (a)                                                                                  58,000                  -
$60,000 term loan, interest at a rate of LIBOR plus 3.25% (a)                                            -             58,925
$75,000 credit facility secured by 11 properties, monthly principal payments range from approximately $19 to $146 with entire balance due March 2013 and effective interest
     rate of 7.73% (b)                                                                                   -             66,139
Class A Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $140 to $173 determined using various parameters plus weighted average monthly interest payments at 7.51%.  Unpaid principal and accrued interest due June,
     2002 (b)                                                                                            -             49,393
Class B Mortgage Notes - monthly interest payments at 7.87% with entire balance due June,
     2002 (b)                                                                                            -             20,000
Class C Mortgage Notes - monthly interest payments at 8.40% with entire balance due June,
     2002 (b)                                                                                            -             17,000
Construction loans on development properties and expansions, interest at a rate of LIBOR
     plus 1.5% (4.14% at September 30, 2001), maturing in December 2002.                            17,170             19,211
$10,000 line of credit secured by 1 property - monthly interest  payments at LIBOR plus 2%
     (4.64% at September 30, 2001), maturing in February 2002.                                      10,000              6,700
$1,500 line of credit secured by 1 property - monthly interest payments at prime plus 1/2                -                  -
                                                                                           -----------------------------------
                                                                                                   229,817            393,421
Unamortized premium on $75,000 credit facility (b)                                                       -              6,391
                                                                                           -----------------------------------
                                                                                           $       229,817     $      399,812
                                                                                           ===================================

     (a) Simultaneous with the closing of the September 25, 2001 outlet portfolio sale, the Company refinanced its $60,000 term loan with a $58,000 term loan. The $58,000 term loan matures in November 2003.

     (b)  The debt was paid or assumed by the buyer of the outlet portfolio (see
          Note 7).

     9.   Extraordinary Gain on Early Retirement of Debt

          The Company recognized an extraordinary gain of approximately $0.8 million upon closing the outlet portfolio sale due to the early extinguishment of certain debt facilities. The gain is related to the recognition of an unamortized debt premium of $6 million offset by $5.2 million of unamortized deferred loan fees and other costs.

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

                                                                              Konover Property Trust, Inc.
                                                                                       (Unaudited)
                                                                  Three months ended                 Nine months ended
                                                                     September 30,                     September 30,
                                                                 2001             2000             2001             2000
                                                           --------------------------------------------------------------------
Operating Data:
    Rental revenues                                        $     20,591      $     21,684     $      64,742    $      66,912
    Property operating costs                                      7,408             7,537            21,449           21,571
                                                           --------------------------------------------------------------------
        Net operating income                                     13,183            14,147            43,293           45,341

    Depreciation and amortization                                 3,153             6,337            15,686           19,074
    General and administrative                                    1,817             1,467             5,481            4,792
    Stock compensation amortization                                 113               602               676            2,252
    Severance and other related costs                               899                 -             6,830                -
    Interest, net                                                 8,083             7,353            23,661           20,475
    (Gain) loss on sale of real estate                             (476)            1,069              (476)           1,943
    Adjustment to carrying value of property                          -                 -           105,110                -
    Abandoned transaction costs                                      24                88                70              106
    Equity in losses of unconsolidated entities:
        Technology venture                                            -             1,226                 -            4,865
        Real estate operations                                      414               566             5,495            1,384
    Minority interest                                                (2)             (121)           (3,299)            (456)
                                                           --------------------------------------------------------------------
    Loss before extraordinary item                         $       (842)     $     (4,440)    $    (115,941)   $      (9,094)
    Extraordinary gain on early retirement of debt                  775                 -               775                -
                                                           --------------------------------------------------------------------
    Net loss                                               $        (67)     $     (4,440)    $    (115,166)   $      (9,094)
    Preferred dividends                                               -              (271)             (271)            (813)
                                                           --------------------------------------------------------------------
    Loss applicable to common stockholders                 $        (67)     $     (4,711)    $    (115,437)   $      (9,907)
                                                           ====================================================================

    Basic loss per common share:
    Basic loss applicable to common stockholders
       per share                                           $      (0.00)     $      (0.15)    $       (3.69)   $       (0.32)
                                                           ====================================================================
    Weighted-average common shares outstanding                   31,332            31,109            31,247           30,884
                                                           ====================================================================

    Diluted loss per common share:
    Diluted loss income applicable to common
       stockholders per share                              $      (0.00)     $      (0.15)    $       (3.69)   $       (0.32)
                                                           ====================================================================

    Weighted-average common shares outstanding diluted           31,332            31,109            31,247           30,884
                                                           ====================================================================

                                                            Three months ended        Nine months ended
                                                               September 30,            September 30,
                                                          ----------------------    ----------------------
                                                             2001         2000         2001         2000
                                                          ---------    ---------    ---------    ---------
 Other Data:
 EBITDA:
 Net loss                                                 $     (67)   $  (4,440)   $(115,166)   $  (9,094)
   Adjustments:
        Interest, net                                         8,083        7,353       23,661       20,475
        Depreciation and amortization                         3,153        6,337       15,686       19,074
        (Gain) loss on sale of real estate                     (476)       1,069         (476)       1,943
        Stock compensation amortization                         113          602          676        2,252
        Abandoned transaction costs                              24           88           70          106
        Extraordinary gain on early retirement of debt         (775)           -         (775)           -
        Adjustment to carrying value of property                  -            -      105,110            -
        Equity in losses of unconsolidated entities             414        1,792        5,495        6,249
        Minority interest                                        (2)        (121)      (3,299)        (456)
                                                          =========    =========    =========    =========
                                                          $  10,467    $  12,680    $  30,982    $  40,549
                                                          =========    =========    =========    =========
Funds from Operations:
  Net loss before extraordinary item                      $    (842)   $  (4,440)   $(115,941)   $  (9,094)
  Adjustments:
       Real estate depreciation and amortization              2,858        5,971       14,812       18,161
       (Gain) loss on sale of real estate                      (476)       1,069         (476)       1,943
       Technology venture operations                              -        1,226            -        4,865
       Share of depreciation in unconsolidated
           ventures                                              72          197          215          588
       Adjustment to carrying value of property                   -            -      105,110            -
       Minority interest in Operating Partnership                (2)        (121)      (3,299)        (252)
                                                          ---------    ---------    ---------    ---------
Funds from Operations                                         1,610        3,902          421       16,211
       Severance and other related costs                        899            -        6,830            -
       Adjustment to carrying value of other assets
           held for sale                                          -            -        4,256            -
                                                          ---------    ---------    ---------    ---------
Funds from operations, excluding severance and
       Held for sale charges                              $   2,509    $   3,902    $  11,507    $  16,211
                                                          =========    =========    =========    =========
Weighted average shares outstanding diluted (a)              34,671       34,708       34,737       34,575
                                                          =========    =========    =========    =========
Funds Available for Distribution/Reinvestment:
  Funds from Operations                                   $   1,610    $   3,902    $     421    $  16,211
  Adjustments:
       Stock compensation amortization                          113          602          676        2,252
       Capitalized leasing costs                               (488)        (489)      (1,532)      (1,468)
       Capitalized tenant allowances                           (173)        (461)        (762)      (1,591)
       Recurring capital expenditures                          (133)        (500)        (725)        (549)
                                                          ---------    ---------    ---------    ---------
Funds Available for Distribution/Reinvestment                   929        3,054       (1,922)      14,855
       Severance and other related costs                        899            -        6,830            -
       Adjustment to carrying value of other assets
           held for sale                                          -            -        4,256            -
                                                          ---------    ---------    ---------    ---------
Funds Available for Distribution/Reinvestment,
  excluding severance and held-for-sale
  charges                                                 $   1,828    $   3,054    $   9,164    $  14,855
                                                          =========    =========    =========    =========
Dividends declared                                        $       -    $   4,630    $   4,306    $  13,897
                                                          =========    =========    =========    =========
Dividends declared per share                              $       -    $   0.125    $   0.125    $   0.375
                                                          =========    =========    =========    =========
Cash Flows:
  Cash flows (used in) provided by operating
       activities                                         $  (3,268)   $   7,339    $     577    $  19,701
  Cash flows provided by (used in) investing activities     189,167         (994)     178,677      (19,157)
  Cash flows (used in) provided by financing
       Activities                                          (172,000)      (4,329)    (174,932)       7,863
                                                          ---------    ---------    ---------    ---------
  Net increase in cash and cash equivalents               $  13,899    $   2,016    $   4,322    $   8,407
                                                          =========    =========    =========    =========

  (a) The computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share", appears in the table on the following page.

                                                       Balance at September 30,
                                                        2001           2000
                                                     ---------------------------
Balance Sheet Data:
  Income-producing properties, including net
       realizable value of properties held for sale
       (before depreciation and amortization)        $  371,655   $     729,671
  Total assets                                       $  404,021   $     719,207
  Debt on income properties                          $  229,817   $     382,549
  Total liabilities                                  $  249,509   $     408,570
  Minority interest                                  $    4,027   $       9,180
  Total stockholders' equity                         $  150,485   $     301,457

Portfolio Property Data:

   Operating Properties:
       Owned properties:
       Weighted-average GLA                               9,296           9,505
         Total GLA (at end of period)                     4,945           9,400
         Number of properties (at end of period)             34              66
       Joint venture properties:
         Total GLA (at end of period)                       246             246
         Number of properties (at end of period)              3               3

   Development Properties:
       Owned properties:
         Total GLA (at end of period)                       207               -
         Number of properties (at end of period)              1               -
       Joint venture properties:
         Total GLA (at end of period)                        98               -
         Number of properties (at end of period)              1               -

   Managed/Leased:
   Total GLA (at end of period)                           7,205           6,864
   Number of properties (at end of period)                   78              71

   Total GLA owned/joint venture/managed/leased          12,701          16,510
   Total number of properties                               117             140

Occupancy:
  Operating, exclusive of assets held for sale/
       redevelopment/development                           91.1%           92.1%
  Held for sale/redevelopment/development                  48.5%           48.5%

                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                       2001           2000           2001         2000
                                                   --------------------------------------------------------
   Denominator:
     Denominator-weighted average common shares           31,332          31,109       31,247        30,884
     Effect of dilutive securities:
         Preferred stock                                   2,169           2,169        2,169         2,169
         Restricted stock                                    261             450          401           464
         Operating Partnership units                         909             980          920         1,058
                                                   ------------- --------------- ------------ -------------
     Dilutive potential common shares                      3,339           3,599        3,490         3,691
                                                   ------------- --------------- ------------ -------------
     Denominator- adjusted weighted average shares
         and assumed conversions                          34,671          34,708       34,737        34,575
                                                   ============= =============== ============ =============

Results of Operations

Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000

Net Loss Applicable to Common Stockholders

          The Company reported a net loss applicable to common stockholders of ($0.1) million, or ($0.00) per common share, for the three months ended September 30, 2001. For the same period in 2000, the Company reported a net loss applicable to common stockholders of ($4.7) million, or ($0.15) per common share. The elements having a material impact on the change are discussed below:

 .    The Company's NOI decreased by $0.9 million, or 6%, to $13.2 million from
     $14.1 million for the same period in 2000. This decrease is primarily related to the sale of the Company's Shoreside, NC community center on September 13, 2001 and the sale of the Company's outlet portfolio which consisted of 28 outlet centers and 3 community centers on September 25, 2001.
 .    The Company recognized losses from unconsolidated ventures of $0.4 million for the three months ended September 30, 2001. The same period in 2000 reported a loss from unconsolidated ventures of $1.8 million, including a $1.2 million loss related to a technology venture. Losses from unconsolidated real estate venture operations for 2001 include three operating community centers and RMC/Konover Property Trust LLC, a third-party property-management business.
 .    Net interest expense increased by $0.7 million, or 9%, to $8.1 million from
     $7.4 million for the same period in 2000.
 .    Depreciation and amortization decreased by $3.1 million due to the classification of 35 centers as held-for-sale in prior quarters.
 .    General and administrative expenses including stock compensation amortization decreased by $0.2 million.
 .    The Company recognized a $0.5 million net gain on the sale of a community center during the three months ended September 30, 2001. The Company incurred losses on the sale of real estate of $1.1 million for the three months ended September 30, 2000.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

          EBITDA was $10.5 million for the three months ended September 30, 2001, a decrease of $2.2 million or 17%, from $12.7 million for the same period in 2000. The decrease was primarily due to decreased NOI of $0.9 million as compared to 2000, and by a $0.9 million charge for severance and other related costs during the three months ended September 30, 2001.

          Funds from Operations ("FFO") for the three months ended September 30, 2001 decreased $2.3 million, or 59%, to $1.6 million. The Company's FFO for the same period in 2000 was $3.9 million. FFO decreased primarily as a result of:

 .    a $0.9 million decrease in NOI,
 .    a $0.9 million of severance and other related costs in 2001, and
 .    an increase in net interest expense of $0.7 million.

Tenant Income

          Base rent decreased to $16.1 million for the three months ended September 30, 2001 from $16.8 million for the same period in 2000. The decrease in base rent for the three months ended September 30, 2001 is attributable primarily to the sale of the Company's Shoreside, NC community center on September 13, 2001 and the sale of the Company's outlet portfolio, which consisted of 28 outlet centers and 3 community centers on September 25, 2001. The Company's weighted-average square feet of gross leasable area in operation was 4% lower for the three months ended September 30, 2001 compared to the same period in 2000.

          Recoveries from tenants decreased for the three months ended September 30, 2001 to $3.9 million compared to $4.2 million in the same period of 2000. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased to $0.43 for the three months ended September 30, 2001 when compared to $0.45 for the same period in 2000. With respect to approximately 3% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

     Other income increased $0.1 million to $0.4 million for the three months ended September 30, 2001 compared to $0.3 million in the same period of 2000 primarily as a result of a lease buyout in 2001.

Property Operating Expenses

     Property operating costs decreased $0.1 million, or 1%, to $7.4 million for the three months ended September 30, 2001 from $7.5 million in the same period of 2000. The decrease in operating costs was principally due to the decrease in the weighted-average square feet in operation in 2001, which fell 4% to 9.1 million square feet in 2001 from 9.5 million square feet in 2000. On a weighted-average square-foot basis, operating expenses increased 2% to $0.81 from $0.79 per weighted average square foot.

General and Administrative Expenses and Stock Compensation

     General and administrative expenses including stock compensation for the three months ended September 30, 2001 decreased $0.2 million, or 10%, to $1.9 million in 2001 from $2.1 million in the same period of 2000. General and administrative expenses including stock compensation decreased as a percentage of revenues to 9% for the three months ended September 30, 2001 from 10% in the same period of 2000. The decrease is primarily related to a reduction in the number of employees.

Depreciation

     Depreciation decreased to $3.2 million for the three months ended September 30, 2001 compared to $6.3 million in the same period of 2000. The decrease is due primarily to the classification of 35 centers as held for sale in prior quarters. Depreciation is discontinued for assets classified as held for sale.

Interest Expense

     Interest expense for the three months ended September 30, 2001, net of interest income of $0.4 million, increased by $0.7 million, or 9%, to $8.1 million compared to $7.4 million, net of interest income of $1.4 million, for the same period in 2000. On a weighted-average basis, in the three months ended September 30, 2001, debt outstanding was $404.2 million, and the average interest rate was 8.1%. This compares to $382.8 million of outstanding debt and a 7.6% average interest rate in 2000. The Company capitalized $0.4 million of interest costs associated with its development projects in the three months ended September 30, 2001 and 2000. Additionally, the decrease in interest income is related to income on the Company's equity investment in real estate venture projects primarily Towne Centre in Mount Pleasant, South Carolina, which is wholly owned by the Company for 2001.

Results of Operations

Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000

Net Loss Applicable to Common Stockholders

          The Company reported a net loss applicable to common stockholders of ($115.4) million, or ($3.69) per common share, for the nine months ended September 30, 2001. The same period in 2000 reflected a net loss applicable to common stockholders of ($9.9) million, or ($0.32) per common share. The elements having a material impact on the change are discussed below:

 .    The Company recognized a charge of $105.1 million as an adjustment to the carrying value of certain held-for-sale properties in 2001.
 .    The Company's NOI decreased by $2.0 million, or 4%, to $43.3 million from
     $45.3 million for the same period in 2000. This decrease was primarily attributable to the sale of the Company's Shoreside, NC community center on September 13, 2001, the sale of the Company's outlet portfolio on September 25, 2001, the sale of a community center in September 2000, and a decline in third-party management and leasing fee income of $0.8 million.
 .    The Company recognized losses from unconsolidated ventures of $5.5 million for the nine months ended September 30, 2001. For the same period in 2000, the Company reported losses from unconsolidated ventures of $6.2 million including a $1.4 million loss related to a technology venture. Losses from unconsolidated real estate venture operations for 2001 include three operating community centers and RMC/Konover Property Trust LLC.
 .    Net interest expense increased by $3.2 million, or 16%, to $23.7 million from $20.5 million for the same period in 2000.
 .    Depreciation and amortization decreased by $3.4 million due to the classification of 35 properties as held-for-sale in prior quarters.
 .    The Company recognized a gain on the sale of real estate of $0.5 million for the nine months ended September 30, 2001 as compared to a loss on the sale of real estate of $1.9 million for the same period in 2000.
 .    General and administrative expenses including stock compensation amortization decreased $0.9 million.
 .    The Company incurred severance and other related costs of $6.8 million during the nine months ended September 30, 2001.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

          EBITDA was $31.0 million for the nine months ended September 30, 2001, a decrease of $9.5 million or 23%, from $40.5 million for the same period in 2000. The decrease was primarily due to decreased NOI of $2.0 million as compared to 2000, and charges for severance and other related costs during the nine months ended September 30, 2001.

          FFO for the nine months ended September 30, 2001 decreased $15.8 million, or 98%, to $0.4 million. The Company's FFO for the same period in 2000 was $16.2 million. FFO decreased primarily as a result of:

 .    $2.0 million decrease in NOI,
 .    an increase in equity in losses in unconsolidated ventures of $4.1 million, exclusive of losses from the e-commerce operations, primarily related to the impairment of certain assets held by Sunset KPT Investments, Inc.,
 .    an increase in net interest expense of $3.2 million, and
 .    $6.8 million of severance and other related costs in 2001 offset by,
 .    a decrease in general and administrative expenses including stock compensation amortization of $0.9 million.

Tenant Income

          Base rent decreased to $50.3 million for the nine months ended September 30, 2001 from $51.8 million for the same period in 2000. The decrease in base rent for the nine months ended September 30, 2001 is attributable primarily to the sale of the Company's Shoreside, NC community center on September 13, 2001, and the sale of the Company's outlet portfolio on September 25, 2001 and the sale of a community center in September 2000. The Company's weighted-average square feet of gross leasable area in operation was 2% lower for the nine months ended September 30, 2001 compared to the same period in 2000.

          Recoveries from tenants decreased for the nine months ended September 30, 2001 to $11.5 million compared to $13.0 million in the same period of 2000. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased to $1.24 for the nine months ended September 30, 2001 compared to $1.37 for the same period in 2000. With respect to approximately 3% of the leased gross leasable area, the Company is obligated to pay all utilities and operating expenses.

Other Income

     Other income increased $0.7 million to $2.2 million for the nine months ended September 30, 2001 compared to $1.5 million in the same period of 2000 primarily as a result of a $1.2 million lease buyout in March 2001 offset by decreased leasing fee income of $0.3 million and decreased management fee income of $0.4 million.

Property Operating Expenses

     Property operating costs decreased $0.2 million, or 1%, to $21.4 million for the nine months ended September 30, 2001 from $21.6 million in the same period of 2000. The decrease in operating costs was principally due to the decrease in the weighted-average square feet in operation in 2001, which fell 2% to 9.3 million square feet in 2001 from 9.5 million square feet in 2000. On a weighted-average square-foot basis, operating expenses increased slightly to $2.30 in 2001 as compared to $2.27 in 2000.

General and Administrative Expenses and Stock Compensation

     General and administrative expenses including stock compensation for the nine months ended September 30, 2001 decreased $0.9 million, or 13%, to $6.2 million in 2001 from $7.0 million in the same period of 2000. General and administrative expenses including stock compensation decreased as a percentage of revenues to 10% for the nine months ended September 30, 2001 from 11% in the same period of 2000.

Depreciation

     Depreciation decreased to $15.7 million for the nine months ended September 30, 2001 compared to $19.1 million in the same period of 2000. The decrease is due to the classification of 35 centers as held for sale in prior quarters. Depreciation is discontinued for assets classified as held for sale.

Interest Expense

     Interest expense for the nine months ended September 30, 2001, net of interest income of $1.4 million, increased by $3.2 million, or 16%, to $23.7 million compared to $20.5 million, net of interest income of $5.2 million, in the first nine months of 2000. On a weighted-average basis, in the first nine months of 2001, debt outstanding was $404.0 million, and the average interest rate was 8%. This compares to $315.8 million of outstanding debt and a 8.2% average interest rate in 2000. The Company capitalized $1.6 million of interest costs associated with its development projects in the first nine months of 2001 and 2000. In addition, the Company incurred costs related to short-term line of credit extensions in the nine months ended September 30, 2000. Additionally, the decrease in interest income is related to income on the Company's equity investment in real estate venture projects primarily Towne Centre in Mount Pleasant, South Carolina, which is wholly owned by the Company for 2001.

Liquidity and Capital Resources

Cash Flows

     The Company's cash and cash equivalents balance at September 30, 2001 was $15.0 million. Restricted cash, as reported in the financial statements, as of such date, was $8.0 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional loan collateral and to fund environmental and engineering work and recurring replacement costs.

     Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2001. Net cash provided by investing activities was $178.7 million in that same period. The primary source and use of these funds included:

     . $9.8 million invested in income-producing properties, primarily in community centers in North and South Carolina, and
     .    $0.9 million invested in or advanced to unconsolidated entities offset by,
     .    $0.2 million collected on the repayment of notes receivable,
     .    $185.6 million of net proceeds from sale of real estate, and
     .    $3.6 million reduction in restricted cash.

     Net cash used in financing activities was $174.9 million for the nine months ended September 30, 2001. The primary transactions included:

     .    $9.0 million for dividends paid,
     .    $232.8 million for debt repayments,
     .    $2.1 million in deferred financing charges offset by,
     . $69.2 million of net proceeds from debt on income producing properties.

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

     In connection with the sale of the outlet portfolio on September 25, 2001, the balances of the REMIC facility and the $75 million permanent credit facility were paid or assumed. In addition, simultaneous with the sale, the Company refinanced its $60 million term loan with a $58 million term loan. The $58 million term loan has an interest rate of LIBOR, with a floor of 4.0%, plus 3.20% and matures in November 2003.

     On January 11, 2000, the Company closed on a $5 million line of credit with a financial institution. In March, 2000, the available borrowings were increased by $5 million to $10 million. The line of credit has an interest rate of LIBOR plus 2.0%. The line of credit balance as of September 30, 2001 was $10 million and matures in February 2002. The line of credit is secured by a community shopping center in Georgia.

     The Company has a $1.5 million line of credit with a financial institution which expires in February 2002. The line of credit is secured by one of the Company's income-producing properties in North Carolina and has an interest rate of prime plus 1/2%. There were no outstanding borrowings on this line of credit at September 30, 2001.

     The Company may enter into additional mortgage indebtedness related to certain joint venture development projects. The Company's policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.

     Any additional debt financing, including additional lines of credit, may be secured by mortgages on the properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on or the amount of indebtedness that may be secured by, a particular property; however, current mortgage financing instruments limit additional indebtedness on such properties.

Outlet Portfolio Sale

     On September 2001, the Company completed the sale of a portfolio of 28 outlet shopping centers and three community centers in 17 states totaling 4.3 million square feet for $180 million to Chelsea GCA Realty, Inc.

     Concurrent with the sale of the outlet assets, the Company refinanced certain existing debt with a new credit facility of approximately $58 million to be secured by 14 community centers. The term of the debt is for three years at a rate of 320 basis points over one month LIBOR, with a LIBOR floor of 4.0%.

     The transaction with Chelsea included the assumption and/or paydown of approximately $165 million in current indebtedness secured by the sold properties. Net proceeds from the sale of the outlets and the $58 million financing was approximately $15 million.

Lazard Transaction

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

Current and Future Cash Needs

         The Company's management anticipates that cash generated from operations as well as planned property dispositions and access to capital resources, including additional borrowings, refinancing of existing debt and issuances of debt or equity securities, will provide the necessary funds for operating expenses, interest expense and repayment of principal on outstanding indebtedness, current and future severance payments, dividends and distributions in accordance with REIT federal income tax requirements, re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its existing centers as well as development projects.

Dividends

         The Company's policy is to make a determination regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, capital expenditures and improvement needs, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. Based upon previous losses, the Company will have approximately $10.6 million of net operating loss carry forwards for income tax reporting purposes, which could result in no dividend payment requirement to maintain its REIT status in 2001. The Company has recently suspended paying dividends. The Company is undergoing an evaluation of its capital needs, including the renovation of certain community shopping centers and reduction of debt. Consistent with the Company's policy, the Company will evaluate and determine any dividend payment each quarter based on its operating results and capital needs.

Operating Plan

         Over the last three years, the Company's strategy has been to transition from an outlet center company to a community center company focused on the southeast. At September 30, 2001, the Company has 4.0 million square feet of community shopping centers, excluding JV properties and properties held for sale. Two community shopping centers with total square feet of 305,000 were under development for most of 2001 and will be operational in the fourth quarter of 2001. One of these developments is held in a joint venture. The Company has two other outlet properties with minimal operations and a 2,700-acre tract of undeveloped land held in a joint venture that the Company is continuing to market for sale. Additionally, the Company is evaluating offers received to purchase a 426,000-square foot shopping center.

         The Company continues to evaluate its long-term strategic alternatives to enhance shareholder value, including among other things, the possibility of a sale, merger or restructuring of the Company to continue as a going concern.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of a tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 2.3% of the Company's total revenue for the nine months ended September 30, 2001 and 3.3% for the same period in 2000. Continuation of this economic trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     . our markets could suffer unexpected increases in development of retail properties;
     .   the financial condition of our tenants could deteriorate;
     .   the costs of our development projects could exceed our original estimates;
     . we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;
     . we may not be able to lease or release space quickly or on as favorable terms as old leases;
     . we may have incorrectly assessed the environmental condition of our properties;
     .   an increase in interest rates would increase our debt service costs;
     .   we could lose key executive officers; and
     . our markets may suffer decline in economic growth or increase in unemployment rates.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate cap related to the September 2001 $58 million term loan. The agreement, which required a $0.1 million payment out of the loan proceeds, caps the variable rate term loan at 9.66% for the entire term of the loan. The agreement also set an interest rate floor at 7.20%. As of September 30, 2001, the Company had approximately $85.2 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 2001, our interest expense would be increased or decreased approximately $0.6 million for the nine months ended September 30, 2001. The Company has no fixed rate debt maturing in 2001.

                                     PART II

Item 1.  Legal Proceedings

         On July 17, 2001, Atlantic Realty LLC, by and through the non-managing member, Effell LLC, filed a lawsuit alleging that the Company, as plaintiff's managing member, breached its fiduciary duty in connection with the management of certain properties. The Company filed a motion to dismiss and answer on October 8, 2001. A hearing on the Company's motion to dismiss has not yet been scheduled.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our annual meeting of shareholders on August 22, 2001. At that meeting, our board of directors was elected. Information about the votes casts for each nominee is set forth below:

Nominee                                    Votes Cast For              Against              Abstain
---------------------------------------------------------------------------------------------------------
William D. Eberle                            30,292,825                   -                 265,632
Carol R. Goldberg                            30,290,428                   -                 268,029
Simon Konover                                30,295,912                   -                 262,545
J. Michael Maloney                           29,960,622                   -                 597,835
L. Glenn Orr, Jr.                            30,265,433                   -                 293,024
Robert A. Ross                               30,269,570                   -                 288,887
Philip A. Schonberger                        30,268,719                   -                 289,738
Mark S. Ticotin                              30,000,263                   -                 558,194
Andrew E. Zobler                             30,266,962                   -                 291,495
---------------------------------------------------------------------------------------------------------

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1 The Agreement for Purchase and Sale, dated July 12, 2001, by and between Konover Property Trust, Inc. as seller and Chelsea GCA Realty, Inc. as buyer (1).
         10.2 Loan Agreement dated September 25, 2001, between KPT Communities LLC as borrower and CDC Mortgage Capital Inc. as lender.
         10.3 Agreement for Sale dated July 6, 2001, by and between KPT Properties, L.P. as seller and Home Depot USA, Inc. as buyer.
         10.4 Separation Settlement Agreement dated September 17, 2001 by and between Christopher G. Gavrelis and Konover Property Trust, Inc.

         (1) Incorporated herein by reference from the Company's current report on Form 8-K dated September 25, 2001.

     (b) Reports on Form 8-K

         The Company filed an 8-K on August 14, 2001. The filing reported under
         Item 9 that certain dividend information that had been unintentionally disclosed should not be relied upon.

         The Company filed an 8-K on October 10, 2001. The report dated September 25, 2001, reported under Item 2 the disposal of 31 centers to Chelsea GCA Realty, Inc. The Company also reported under Item 5 the refinancing of certain properties. The report included proforma financial information.

         Signatures


================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KONOVER PROPERTY TRUST, INC.






                                   Date:  November 14, 2001




                                   By:  /S/Daniel J. Kelly
                                        ----------------------------------------
                                   Daniel J. Kelly, Sr. Vice President,
                                        Chief Financial Officer