Form 10-K
period 2001-12-31
KONOVER PROPERTY TRUST INC
filed 2002-04-01
CIK 899757

                             Washington, D.C. 20549
                United States Securities and Exchange Commission

                                    Form 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                         Commission File Number 1-11998

                          KONOVER PROPERTY TRUST, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Maryland                                                56-1819372
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

   3434 Kildaire Farm Road, Suite 200                               27606
         Raleigh, North Carolina                                  (ZIP CODE)
(Address of Principal Executive Offices)

                                 (919) 372-3000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange On Which Registered
    -------------------               -----------------------------------------

Common Stock, $.01 par value                   New York Stock E  xchange

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, at March 20, 2002, was approximately $20.1 million.

At March 20, 2002, there were 31,920,185 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                          Konover Property Trust, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 2001

                                                                            Page
--------------------------------------------------------------------------------
                                     PART I

Item 1  - Business ......................................................    3

Item 2  - Properties ....................................................    7

Item 3  - Legal Proceedings .............................................   14

Item 4  - Submission of Matters to a Vote of Security Holders ...........   15

                                     PART II

Item 5  - Market for the Registrant's Common Equity and Related
          Stockholder Matters ...........................................   15

Item 6  - Selected Financial Data .......................................   16

Item 7  - Management's Discussion and Analysis of Financial Condition
          and Results of Operation ......................................   19

Item 7A - Quantitative and Qualitative Disclosures About Market .........   32

Item 8  - Financial Statements and Supplementary Data ...................   33

Item 9  - Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..........................................   33

                                    PART III

Item 10  - Directors and Executive Officers of the Registrant ...........   34

Item 11  - Executive Compensation .......................................   37

Item 12  - Security Ownership of Certain Beneficial Owners and
           Management ...................................................   45

Item 13  - Certain Relationships and Related Transactions ...............   46

                                    PART IV

Item 14  - Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K ..................................................   48

                                     PART I

Item 1 - Business

General

            Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership and operation of retail shopping centers in the Southeast. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies.

            As discussed further in "Significant 2001 Transactions," the Company sold 33 centers during 2001. On December 31, 2001, the Company's owned properties consisted of:

1. thirty-one community shopping centers in six states aggregating approximately 4,003,000 square feet;

2. two centers that are held for sale consisting of a 426,000-square-foot operating community shopping center and a 230,000-square-foot non-operating outlet center; and

3. one multi-use center under development with 110,000 square feet of retail space and 97,000 square feet of office space in the preliminary phase of lease up.

            In addition, the Company had investments in:

      . three operating joint-venture community centers with 246,000 square feet and one joint venture community center under development throughout the majority of 2001 with 98,000 square feet;
      . a land-development joint venture consisting of approximately 590 acres; and
      . third-party management company located in Florida with 6.9 million square feet under management or leasing contracts, which was sold on February 28, 2002 (see "Sale of Florida Property Management Business in 2002").

Additional information regarding our joint ventures is set forth at "Managements Discussion and Analysis of Financial Condition and Results of Operations - - Investment In and Advances to Unconsolidated Entities."

            The weighted-average square feet of gross leasable area was 8.1 million square feet for the year ended December 31, 2001 and 9.4 million square feet for the same period in 2000.

            As of December 31, 2001, the Company had a majority economic interest in Sunset KPT Investment, Inc., which is taxed as a regular corporation. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. The Company held substantially all of the non-voting common stock of this taxable subsidiary. All of the voting common stock was held by a company affiliated with a director of the Company. Accordingly, these entities are accounted for under the equity method for investments. In January 2002, the Company acquired the remaining interest in Sunset KPT Investment, Inc. from the affiliate of a director.

            On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of December 31, 2001. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds from that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

Business Strategy

      As discussed in "Significant 2001 Transactions," the Company achieved its goal of disposing of its outlet portfolio, with the exception of one remaining outlet center located in Las Vegas, Nevada, which has minimal rental operations as it is being marketed for sale. The Company continues to evaluate various long-term strategic alternatives and has engaged Credit Suisse First Boston ("CSFB") as a financial advisor.

The Company's immediate focus will be on:

1. Working with CSFB in evaluating the Company's strategic alternatives, which may include the sale of the Company, privatization or a merger or other business combination.
2. Improving property operations of its 37 community shopping center portfolio, including owned and joint venture properties, to enhance overall property NOI and thus the overall value of the Company. In connection with this focus, the Company has increased its budgeted investment in capital improvements and maintenance plans for 2002 to include remodeling/redevelopment of certain shopping centers; and
3. Continue to market for sale non-core assets: the remaining outlet property and approximately 590 acres of undeveloped land held in a venture. The Company will also continue to market a 426,000-square-foot community shopping center in order to further diversify its capital investment risks.

            These above goals will require senior management's full attention. The Company does not intend to begin any new development or acquisition projects during 2002.

            The Company intends to continue selective expansion and redevelopment of its existing centers. The Company's philosophy is to expand or redevelop its existing centers in response to tenant demand. Prior to commencement of any type of redevelopment, the Company conducts a complete analysis to determine the overall shareholder benefit and requires significant tenant commitment as well. The Company intends to fund future expansions and redevelopments primarily through use of the outlet portfolio sale proceeds.

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

Significant 2001 Transactions

            Outlet Portfolio Sale. On September 25, 2001, the Company completed the sale of a portfolio of 28 outlet shopping centers and three community centers in 17 states totaling 4.3 million square feet for $180 million to Chelsea GCA Realty, Inc. The loss on the sale of the outlet portfolio approximated the adjustment to the carrying value of the outlet portfolio properties of $100.5 million recorded in the quarter ended June 30, 2001.

            Concurrent with the sale of the outlet assets, the Company refinanced certain existing debt with a new term loan of $58 million secured by 14 community shopping centers. The term loan has an interest rate of 320 basis points over one-month LIBOR, with a LIBOR floor of 4.0%, and expires in November 2003. The term loan can be extended for an additional year providing there are no events of default and the Company extends an interest rate protection agreement for the period of extension.

            The transaction with Chelsea included the assumption and/or paydown of approximately $165 million in current indebtedness secured by the sold properties. Net proceeds from the sale of the outlets and the $58 million financing was approximately $15 million.

            Property Dispositions. During 2001, the Company sold a 286,000-square-foot outlet center in Nashville, Tennessee and a community center in Shoreside, North Carolina. The combined sales price of both properties was approximately $13.1 million. The Company repaid $5.5 million of debt with the proceeds from the Shoreside sale.

            Land Disposition. During 2001, the Company, through one of its joint ventures, sold 2,110 acres of undeveloped land in Brunswick County, North Carolina for $9.3 million in cash and a $2.2 million note. The proceeds were used to pay off $5.0 million in debt on the undeveloped land. The available cash was distributed to the venture partners. The Company received $1.5 million in cash and the Company will also receive a $2.2 million note receivable, which is due in June 2002.

Development Activity

            Millpond Village. During 2001, the Company significantly completed the construction of the 207,000-square-foot office/retail community center in Raleigh, North Carolina. The retail phase is anchored by Lowes Foods, which opened in June 2001. The Company's headquarters is currently located in the center. The project is in the preliminary phase of lease up. As of December 31, 2001, the retail portion of the property is 76% leased and the office portion is not occupied by any tenant other than the Company.

            Falls Pointe. The Company completed development of its Falls Pointe venture project located in Raleigh, North Carolina in 2001. The center is anchored by Harris Teeter, which opened in October 2001. Falls Pointe is 94% leased at December 31, 2001.

Sale of Florida Property Management Business in 2002

            On February 28, 2002, the Company sold RMC/Konover Trust LLC ("RMC") to RMC Management Company LLC, a Florida limited liability Company whose sole member is Suzanne L. Rice, a former officer of the Company. Under the terms of the agreement, the entity affiliated with Ms. Rice will assume the operating assets, third-party liabilities and property management and leasing contracts for 70 shopping centers totaling 6.5 million square feet. The Company will retain the Sunrise, Florida office that manages and leases five of the Company's Florida shopping centers, along with three other third-party management and leasing contracts.

Financial Information About Segments

            For financial information about segments, refer to footnote 17 of the attached "Audited Consolidated Financial Statements."

Competition

            Participants in the commercial real estate development, management and investment industry compete for desirable sites, tenants and financing. The industry is fragmented, and we compete with local and national developers and owners of retail property. Many of our national competitors have greater assets and resources than the Company. The principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants, sales-volume potential and the physical conditions of the property.

Environmental Matters

            Phase I environmental site assessments and when applicable, Phase II assessments (which generally include environmental sampling, monitoring or laboratory analysis) have been completed by the Company with respect to all of its properties either as required by a lender or upon acquisition/development. Current studies are all dated subsequent to 1995.

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

Insurance

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We believe all of our properties are adequately insured. There are types of losses, however, such as from wars, acts of terrorism and catastrophic acts of nature, for which we cannot obtain insurance at all or at a reasonable cost. An uninsured loss or a loss in excess of our insurance limits could materially and adversely affect our business and financial condition and results of operations.

Employees

            As of March 1, 2002, the Company and its affiliates employed 77 persons, 49of whom are located at the Company's headquarters in Raleigh, North Carolina. The remaining 28 employees are property management, marketing and maintenance personnel located at the Properties.

Item 2 - Properties

            The following tables set forth the location of, and certain information relating to, the Company's owned operating and non-operating properties (excluding joint ventures) as of December 31, 2001:

                                      Total                                Gross
                                     Number           Land Area         Leasable Area      Percentage of        Economic
State                              of Centers          (Acres)              (GLA)            Total GLA         Occupancy
------------------------------------------------------------------------------------------------------------------------
Community Centers:

Alabama                                 1                53.5               525,505             10.8%            73.1%
Florida                                 7               107.1               957,837             19.7%            88.2%
Georgia                                 2                13.9               229,781              4.7%            98.7%
North Carolina                          9               158.6             1,122,424             23.1%            91.1%
South Carolina                          5                44.2               383,775              7.9%            93.8%
Virginia                                7                91.2               783,555             16.1%            77.9%
                                  --------------------------------------------------------------------------------------

Subtotal Community Centers             31               468.5             4,002,877             82.3%            86.1%
                                  --------------------------------------------------------------------------------------

Other - Operating:

North Carolina                          1                54.7               207,172             4.2%             57.4%
South Carolina                          1                43.7               426,486             8.8%             94.8%
                                  --------------------------------------------------------------------------------------

Subtotal Other - Operating:             2                98.4               633,658            13.0%             82.6%
                                  --------------------------------------------------------------------------------------

Other-non Operating:

Nevada                                  1                25.7               229,959             4.7%             15.7%
                                  --------------------------------------------------------------------------------------

Total All Properties                   34               592.6             4,866,494           100.0%             82.4%
                                  ======================================================================================

                                                               Land Area                   Gross                           Economic
State                Center                     City            (Acres)   Year Built   Leasable Area        Key Tenants    Occupancy
------------------------------------------------------------------------------------------------------------------------------------
Community Centers:
Alabama              Mobile Festival            Mobile             53.5      1986          525,505    Circuit City,           73.1%
                                                                                                      Marshall's, Office
                                                                                                      Max, Walmart
Florida              Crossroads at Mandarin     Jacksonville       10.6      1987           72,136    Food Lion               96.1%
                     Eastgate Plaza             Pensacola          19.9      1981          181,910    Winn Dixie              85.4%
                     Hollywood Festival         Hollywood          14.1      1968          135,056    Winn-Dixie              92.5%
                     Lake Point Centre          West Palm Beach    13.6      1997          119,570    Winn-Dixie, Walgreens   81.6%
                     Lake Washington            Melbourne          13.3      1987          119,208    Publix                  82.4%
                     Oakland Park               Oakland            14.5      1966          132,226    Winn-Dixie, Eckerd      85.5%
                     Square One                 Stuart             21.1      1989          197,731    Home Depot, Petsmart    94.1%
Georgia              Merchant's Festival /1/    Marietta           13.9      1984          151,820    Pier 1 Imports          98.0%
                     South Cobb Festival /2/    Smyrna            Lease      1967           77,961    Beall's                100.0%
North Carolina       Bolling Creek              Roanoke Rapids      5.0      1992           41,090    Food Lion              100.0%
                     Celebration at Six
                     Forks                      Raleigh            11.1      1979          125,937    Pulse Athletic Club     82.1%
                     Durham Festival            Durham             11.8      1968          131,825    Kroger                 100.0%
                     Eastgate                   Raleigh             6.0      1966           52,575    Books a Million        100.0%
                     Gateway                    Wilson             21.4      1992          167,207    Kmart                  100.0%
                     Lenoir Festival            Lenoir             42.2      1968          144,239    Kmart, Bi-Lo           100.0%
                     Stanton Square             Greenville         13.6      1985          125,094    Food Lion               94.1%
                     Tower                      Raleigh            19.3      1976          153,077    Food Lion, Kerr Drug    90.9%
                                                                                                      Eckerd, Wellspring
                     Waverly Place              Cary               27.3      1987          181,380    Grocery                 75.5%
South Carolina       Braves Village /3/         Myrtle Beach        6.8      1985           59,762    Food Lion               85.6%
                     Grove Park                 Orangeburg          9.6      1991          106,617    Bi-Lo                   96.2%
                     Patriots Plaza             Mt. Pleasant       13.6      1997          115,632    Bi-Lo, Staples          91.0%
                     Robertson Corners          Walterboro          5.1      1998           47,640    Food Lion              100.0%

                     University Shoppes         Conway              9.1      1997           54,124    Food Lion, Revco        98.3%
Virginia             Brookneal                  Brookneal           5.4      1993           28,161    Food Lion              100.0%
                     Dukes Plaza                Harrisonburg       17.5      1997          139,956    n/a                     60.1%
                     Food Lion Plaza            Petersburg          5.4      1984           50,280    Food Lion               78.7%
                     Keysville                  Keysville           3.7      1993           40,227    Food Lion, Rite-Aid    100.0%
                     Market Square              Danville            9.8      1989           55,909    Food Lion               97.9%
                     Towne Square               Roanoke            35.7      1987          301,561    Office Max, Michael's   65.1%
                                                                                                      Virginia Tech Math
                     University Mall            Blacksburg         13.7      1973          167,461    Emporium, CVS          100.0%

                                                                --------------------------------------------------------------------
                     Subtotal Community Centers                   468.5                  4,002,877                            86.1%
                                                                --------------------------------------------------------------------

Other-Operating:

North Carolina       Village-retail /4/ /5/     Raleigh            54.7      2001          110,000     Lowes Food             73.9%
                     Millpond
North Carolina       Village-office /4/         Raleigh              --      2001           97,172     KPT Properties L.P.    38.8%
                     Millpond                                                                          Gap, Belk, Barnes &
                                                                                                       Noble, Bed, Bath &
                                                                                                       Beyond, Consolidated
South Carolina       Towne Centre /6/ /7/       Mt. Pleasant       43.7      1999          426,486     Theaters, Old Navy     94.8%

                                                                --------------------------------------------------------------------
                     Subtotal Other-Operating:                     98.4                    633,658                            82.6%
                                                                --------------------------------------------------------------------

Other Non-Operating:

Nevada               Las Vegas /7/              Las Vegas          25.7      1992          229,959                            15.7%
                                                                --------------------------------------------------------------------
 Total All Properties                                             592.6                  4,866,494                            82.4%
                                                                ====================================================================

1. The Company holds a ground lease on an additional 0.78 acres at Merchants Festival at a monthly rate of $672 ($8,064 annually). The lease provides for a 12% increase in rent every 10 years and expires March 31, 2048.
2. The Company holds a ground lease on 9.1 acres at Smyrna, Georgia at an annual payment of approximately $27,000 and expires in 2026.
3. In addition to the owned 6.75 acres at Braves Village, the Company leases the adjacent tract of 7.91 acres of land under two ground leases at an annual combined cost of $14,242 through May 31, 2005 and December 31, 2004. Each ground lease contains nine 5-year renewal options.
4. Development property with Lowes Foods, which opened in June 2001, as anchor of retail space. For purposes of this table, land acreage is listed with the retail space.
5. The Company holds a ground lease on an additional 0.53 acres at Millpond Village. The Company paid a one-time consideration of $10 for the ground lease that expires in 2249.
6. The Company holds a ground lease, which covers 1.41 acres, that requires monthly payments of $6,955 ($83,820 annually) and expires June 10, 2015. This ground lease contains four 5-year options and one 10-year option.
7.    Held for sale.

Properties Held for Sale

      As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the assets now held for sale. Assets held for sale are valued at the lower of carrying value or estimated fair value less selling costs and actual sales value may vary from these estimates. As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company intends to sell one remaining outlet center and a 426,000-square-feet community center. An adjustment to the carrying value of these two properties of $11.9 million was recorded in 2001. The Company continues to operate the community center. The one remaining outlet center had nominal rental operations in 2001. The Company is actively marketing the properties. The Company's Nashville property previously held for sale at December 31, 2000 was sold in December 2001 for its approximate net book value of $5.6 million.

      The net carrying value of assets currently being marketed for sale at December 31, 2001 is $60.7 million. The held-for-sale community center property is encumbered by $46.0 million of indebtedness at December 31, 2001. There is no debt outstanding on the held-for-sale outlet property.

      The following summary financial information pertains to the properties held for sale at December 31, 2001 and for the years ended December 31 (in thousands):

                                              2001          2000          1999
                                              ----          ----          ----
          Revenues                          $ 6,889       $ 6,975       $   500
          Operating expenses                  2,287         1,894           546
                                            -----------------------------------
          NOI                                 4,602         5,081           (46)
          Depreciation and amortization       1,449         2,124           667
          Interest, net                       3,912         4,784           563
          Other                                  --            40             2
                                            -----------------------------------
          Net loss                          $  (759)      $(1,967)      $(1,278)
                                            ===================================

Planned Expansions/redevelopments and Development Projects

            The Company continues the leasing efforts at Millpond Village. Located in Raleigh, North Carolina, this center is a 207,000-square-foot multi-use center, consisting of 110,000 square feet of retail space and 97,000 square feet of office space. This center is anchored by Lowes Foods and is the Company's headquarters. The Company occupies 38,000 square feet of office space. In addition, the site allows for further development of certain outparcels through sale or lease.

            The Company plans to remodel the Lake Washington shopping center. The Company estimates the remodeling will cost approximately $0.5 million in 2002. The Company's current plan also includes an investment of $0.5 million to $1.0 million in its Mobile Festival center during late 2002 and early 2003.

            In undertaking expansions and redevelopments, the Company will incur certain risks, including the risk that it will spend funds on, and that management will devote time to, projects that may not come to fruition. In addition, completion of expansions and redevelopments will be subject to the availability of adequate debt or equity financing. Other risks inherent in expansion and redevelopment activities include possible cost-overruns, work stoppages and delays beyond the reasonable control of the Company. Accordingly, there can be no assurance if or when any or all of the Company's planned expansions or any other expansion or redevelopment projects will be completed or, if completed, that the costs of construction will not exceed, by a material amount, estimated costs.

Abandoned Transaction Costs

            The Company defers certain due diligence and other related costs in connection with the possible acquisition of income-producing properties, developments and venture projects. The Company evaluates the realization of the costs on an ongoing basis. Upon determining the Company is not going to proceed with the transaction, the Company charges these costs to abandoned transaction costs in the consolidated statement of operations of the Company's financial statements. The Company recorded $0.1 million, $1.3 million and $3.9 million of abandoned transaction costs in 2001, 2000 and 1999, respectively.

Additional Information About Mount Pleasant Towne Centre

            As of December 31, 2001, the Company's center in Mount Pleasant, South Carolina, had a net book value that represented 14.2% of the total assets of the Company and generated 8.7% of the Company's total revenue. No other center owned as of December 31, 2001, accounted for greater than 8.7% of either the Company's 2001 revenue or the Company's total assets at December 31, 2001.

            The 426,000-square-foot Mount Pleasant Towne Centre, which the Company holds in fee simple other than 1.41 acres subject to a long-term ground lease, is encumbered by a $46.0 million term loan. The term loan has an interest rate of 7.58% and expires in January 2011.

            The Mount Pleasant Towne Centre, which opened in 2000, is located on
43.7 acres, five miles north of Charleston, South Carolina on Highway 17 North. The center's major tenants include: The Gap, Belk, Barnes & Noble, Old Navy, Bed, Bath and Beyond and Consolidated Theaters. Consolidated Theaters is currently under lease for 14.4% of the center's total gross leasable area and generates 20.1% of the center's total revenues. No other tenant generates over 10% of the center's total revenue.

            The Company currently has no plans to further expand or renovate the property. The center is currently held for sale and is being actively marketed. In 2001, the annual property taxes on the center were $0.7 million.

            The following table discloses the occupancy rate and average effective annual rental revenue per square foot with respect to the Mount Pleasant Towne Centre for each of the last two years ending December 31, 2001:

                                                        Annual Rental Revenue
           Year ended December 31,    Occupancy Rate        per Sq. Ft./1/
           -----------------------    --------------        --------------
                  2001                      94.8%               $16.11

                  2000                      94.5%               $16.33

/1/ Annual Rental Revenue consists of base and percentage rents plus recoveries from tenants.

            The following table shows the lease expirations for tenants in occupancy at the Mount Pleasant Towne Centre as of December 31, 2001:

                                                                                           Average
                                                          Total            % of             Annual
                    Leases to        Leased GLA           Rental           Total             Rent
      Year         Expire /(2)/   (Sq. Ft.) /(3)/         Revenue          Revenue      Per Sq. Ft./(4)/
---------------------------------------------------------------------------------------------------------
      2002             --                   --      $           --         --           $       --
      2003             --                   --                  --         --                   --
      2004             20               62,998           1,365,376         19.6%             21.67
      2005             11               21,301             494,583          7.1%             23.22
      2006             11               70,013           1,433,008         20.6%             20.47
      2007              2                3,834             102,612          1.5%             26.76
      2008              1                2,042              40,442          0.6%             19.81
      2009              4               14,246             307,467          4.4%             21.58
      2010              6               61,350             900,473         12.9%             14.68
      2011              1                5,882             159,787          2.3%             27.17
     2012+              6              162,345           2,152,025         30.9%             13.26
                 ---------------------------------------------------------------------------------------
     TOTALS            62              404,011      $    6,955,773          100%        $    17.22
                 =======================================================================================

/2/ Expirations assume no renewals or re-leasing for tenants in occupancy as of December 31, 2001.
/3/   Total leased GLA is not equal to leasable GLA due to vacancies.
/4/   Annual rental revenue in place at December 31, 2001.

            Management believes that Mount Pleasant Towne Centre is adequately insured, but see "Business -- Insurance" above. For a description of the Mount Pleasant Towne Centre's Federal tax basis, rate, method and life claimed with respect to the property. See "Exhibit Schedule III-Real Estate and Accumulated Depreciation."

Tenants

            General. Management believes the properties have a diverse tenant mix, which includes many well-known brand retailers. A large portion of the Company's tenants are also large, publicly traded companies. The Company's brand tenant mix at its properties feature retailers such as Barnes & Noble, Belk, Circuit City, Home Depot, Kmart, Old Navy, Staples, The Gap, Wal-Mart and grocers such as Food Lion, Publix, Kroger, BiLo, Winn Dixie and Harris Teeter.

            Tenant Leases. The majority of the leases with the Company's tenants have terms of between five and ten years. The majority of these leases are triple-net leases, which require tenants to pay their pro rata share of utilities, real estate taxes, insurance and operating expenses. Some tenant leases do provide for exclusions for certain expenses and expense caps and the Company has modified some leases to a modified gross rent with annual increases.

            Tenant Concentration. The following table provides certain information regarding the ten largest tenants (based upon total rental revenue excluding joint ventures) and other tenants for the year ended December 31, 2001:

                                                             Percentage of      Number           Actual                % of
                                            Total GLA          Total GLA          of          Total Rental         Total Rental
                     Tenant                 Leased(1)           Leased          Stores         Revenue/(4)/        Revenue/(4)/
-------------------------------------------------------------------------------------------------------------------------------
VF Factory Outlet, Inc. /(3)/                      --                --           --            $4,639,452             6.2%
Food Lion, Inc.                               373,627              9.3%           11             3,417,014             4.5%
Winn-Dixie Stores, Inc.                       244,329              6.1%            5             2,374,228             3.2%
Kroger                                        134,490              3.3%            2             2,149,138             2.9%
Phillips-Van Heusen Corporation /(3)/              --                --           --             1,603,292             2.1%
K Mart /(2)/                                  186,747              4.7%            2             1,386,048             1.8%
Mt. Pleasant Consolidated Theatre              61,396              1.5%            1             1,305,348             1.7%
The Dress Barn, Inc. /(3)/                         --                --           --             1,266,385             1.7%
Brown Group /(3)/                                  --                --           --             1,117,236             1.5%
Walmart                                       104,339              2.6%            1               973,306             1.3%
                                        ---------------------------------------------------------------------------------------
Subtotal                                    1,104,928             27.6%           22            20,231,446            26.9%

Others                                      2,902,673             72.4%          599            54,881,842            73.1%
                                        ---------------------------------------------------------------------------------------
Total                                       4,007,601            100.0%          621           $75,113,288           100.0%
                                        =======================================================================================

/(1)/  Total leased GLA is not equal to leasable GLA due to vacancies.
/(2)/ K-Mart filed for bankruptcy in 2002. To date, the Company has not been notified of any store closings. K-Mart has requested a 20% rent reduction on one of its leases. The Company is currently negotiating with K-Mart on this lease.
/(3)/ The Company sold those properties which included VF Factory Outlet, Inc., Phillips-Van Heusen Corporation, The Dress Barn, Inc. and the Brown Group in September 2001.
/(4)/ Actual total rental revenue and % of total rental revenue is for the year ended December 31, 2001. Based on the Company's property disposals in 2001, the percentage of total rental revenue from these tenants will change significantly for 2002.

Lease Expiration

            The following table shows tenant lease expirations for tenants in occupancy (excluding joint ventures) as of December 31, 2001 for the next ten years:

                                                                                     % Of
                                      Leased                                         Total            Average
                   Leases to            GLA                  Rental                 Rental              Rent
      Year        Expire /(1)/       (Sq. Ft.)(2)            Revenue                Revenue             Sq. Ft.
----------------------------------------------------------------------------------------------------------------
      2002           160              507,905             $  4,583,055               11.3%              $ 9.02
      2003            99              295,793                3,621,830                9.0%               12.24
      2004           125              447,777                5,950,017               14.7%               13.29
      2005            65              310,347                3,325,455                8.2%               10.72
      2006            72              541,936                5,510,036               13.6%               10.17
      2007            15              244,676                2,211,289                5.5%                9.04
      2008            13               89,609                1,060,638                2.6%               11.84
      2009            16               77,776                1,020,008                2.5%               13.11
      2010            12               91,981                1,225,814                3.0%               13.33
      2011            12              177,458                1,680,979                4.2%                9.47
      2012+           32            1,222,343               10,221,757               25.3%                8.36
                  ==============================================================================================
     TOTAL           621            4,007,601             $ 40,410,879               100.0%            $ 10.08
                  ==============================================================================================

(1) Expirations assume no renewals or re-leasing for tenants in occupancy as of December 31, 2001.
(2)   Total leased GLA is not equal to leasable GLA due to vacancies.

Summary of Debt on Income Properties (Excludes Joint Ventures)

                                                                               Outstanding Balance
                                                                               -------------------
                                                                                  (In Thousands)
             Description                     Maturity    Interest Rate     12/31/01             12/31/00           Notes
-----------------------------------------------------------------------------------------------------------------------------------
      Fixed Rate
Class A Mortgage Notes /1/                      N/A            7.51%      $       --            $  49,393       23 Properties
Class B Mortgage Notes /1/                      N/A            7.87%              --               20,000       23 Properties
Class C Mortgage Notes /1/                      N/A            8.40%              --               17,000       23 Properties
Permanent Debt Facility /1/                     N/A            7.73%              --               66,139       11 Properties
Mortgage                                      Jan-11           7.58%          46,029               46,400        Towne Centre
Mortgage                                      May-18           10.13%          1,404                1,439       Bolling Creek
Mortgage                                        N/A            9.75%              --                2,541        Shoreside #1
Mortgage                                        N/A            8.75%              --                2,965        Shoreside #2
Mortgage                                      Jul-15           9.13%             996                1,035         Brookneal
Mortgage                                      Jul-15           9.13%           1,367                1,420         Keysville
Mortgage                                      Nov-07           7.37%          14,618               14,779        Towne Square
Mortgage                                      Nov-07           7.37%           6,924                7,000      University Mall
Mortgage                                      Dec-02           8.48%           5,227                5,414        Celebration
Mortgage                                      Nov-15           8.37%           2,039                2,122          Danville
Mortgage                                      Nov-05           7.88%           6,356                6,443      Durham Festival
Mortgage                                      May-14           7.63%           3,186                3,271     Lenoir Festival #1
Mortgage /2/                                    N/A            8.50%               -                4,452     Hollywood Festival
Mortgage                                      Apr-08           7.39%          10,737               10,866         Lake Point
Mortgage                                      Dec-03           8.37%           9,052                9,156         Square One
Mortgage                                      Mar-07           8.55%          10,216               10,376       Waverly Place
Mortgage                                      Oct-08           9.22%          19,159               19,352      Mobile Festival
Mortgage                                      Jul-17           8.38%           2,951                3,047     University Shoppes
Mortgage                                      Jan-07           8.70%           3,905                3,975        Dukes Plaza
                                                         ------------------------------------------------
                    Total Fixed Rate Debt and Weighted         8.03%         144,166              308,585
                    Average Interest Rate
Variable Rate
Term Loan /2/                                   N/A      LIBOR + 3.25%            --               58,925        9 Properties
Term Loan /2/                                 Nov-03     LIBOR + 3.20%        58,000                   --       14 Properties
Construction Loan                             Dec-02     LIBOR + 1.50%        17,543               11,533      Millpond Village
Construction Loan                               N/A      LIBOR + 1.50%            --                7,678   Carolina Outlet Center
Line of Credit /3/                            May-02     LIBOR + 2.00%        10,000                6,700    Merchant's Festival
                                                                          ----------           ----------

                    Total Variable Rate Debt and
                    Weighted Average Interest Rate             6.03%          85,543               84,836
                                                                          ----------           ----------

                    Subtotal Debt                                            229,709              393,421
Unamortized Premium on Permanent Debt Facility                                    --                6,391
                                                                          ----------           ----------
                    Total Debt                                 7.28%      $  229,709           $  399,812
                                                                          ==========           ==========

----------------------------------------------------------------------------------------------------------------------------------

Percent of Total Debt
Fixed                                                                          62.8%                78.4%
Variable                                                                       37.2%                21.6%
                                                                          ---------------      ------------
                                                                              100.0%               100.0%
Weighted Average Interest Rate At End of Periods:
Fixed                                                                          8.03%                7.92%
Variable                                                                       6.03%                9.32%
                                                                          ---------------------------------
Total                                                                          7.28%                8.21%

-------------------------------------------------------------------------------

Schedule of Maturities by Year

             Year                      Balance                 Percentage
-------------------------------     -------------             -----------
             2002                   $      34,692                15.1%
             2003                          68,903                30.0%
             2004                           2,135                 0.9%
             2005                           8,291                 3.6%
     2006 and Thereafter                  115,688                50.4%
                                    -------------             --------
                         Total      $     229,709               100.0%
                                    =============             ========

(1) The debt was paid or assumed by the buyer of the outlet portfolio (see "Business - - Significant 2001 Transactions").
(2) Simultaneous with the closing of the September 25, 2001 outlet portfolio sale, the Company refinanced its $60,000 term loan with a $58,000 term loan. LIBOR as defined in the loan agreement has a floor of 4.0%. The Company is also party to an interest rate protection agreement that caps the rate on the $58,000 term loan at 9.66%. The Company's Hollywood center debt on September 25, 2001 was satisfied and the property was utilized as collateral on the $58,000 term loan.
(3) Line of credit expires in May 2002. The Company is in the process of negotiating an extension of the term, adding an additional property as collateral and reducing the principal to $9 million.

Executive Offices

            The Company's headquarters are in 38,000 square feet of the Company-owned Millpond Village in Raleigh, North Carolina. In addition, the Company leases a 4,000-square foot property management office centrally located in Sunrise, Florida (see "Sale of Florida Property Management Business in 2002").

Item 3 - Legal Proceedings

            On June 11, 1999, WHE Associates, Inc., purportedly a licensed real estate broker, filed a lawsuit claiming that the Company is liable to the plaintiff for a "finder's fee" in the amount of $2 million to $4 million. Plaintiff sought its purported fee pursuant to both breach of contract and equitable claims. At a hearing held on January 5, 2000, the plaintiff's motion for summary judgment was denied as to its contractual claims and granted as to liability with respect to its equitable claims. The case was tried before a jury during November 2000. As the trial began, the plaintiff dismissed its contract claims and proceeded to try only the issue of damages with respect to its equitable claims. The jury returned a verdict in favor of the plaintiff as to damages with respect to those claims, and on November 27, 2000, a judgment was entered by the court in favor of the plaintiff in the amount of $2,756,550. In an opinion issued on February 1, 2002, the Maryland Court of Special Appeals reversed the $2,756,550, judgment on plaintiff's detrimental reliance claim entered by the Circuit Court of Baltimore City on November 27, 2000. Nevertheless, it also held that there were insufficient grounds for reversal of the verdict returned on plaintiff's remaining claims of unjust enrichment and quantrum meruit. Although the appellate court left application of its ruling on the remaining claims to the trial court, it did instruct the trial court that the two remaining verdicts reflected the same damages and that the trial court should enter the judgment as to one, not both. It thus appears likely that the trial court will enter a new, significantly reduced judgment on one of the two remaining claims. The jury verdict on each was identical - in the amount of $1,275,000, plus prejudgment interest in the amount of $206,000. The Company therefore believes the trial court will enter a reduced judgment in the approximate amount of $1.5 million. The Company has recorded interest expense of the unpaid charges of $0.3 million in 2001. Payment of the damages will occur in 2002.

            The Company previously formed a joint venture, Atlantic Realty LLC, with Effell LLC for the development, ownership and operation of Peak Plaza Shopping Center in Apex, North Carolina and University Shopping Center in Pembroke, North Carolina. The Company, through KPT Properties, L.P., is the managing member of the joint venture and Effell is its non-managing member. On July 17, 2001, Effell, on behalf of Atlantic Realty, filed a lawsuit against the Company in the Superior Court of Wake County, North Carolina alleging that the Company breached its fiduciary duty as managing member of the joint venture by failing to adequately manage, maintain and lease the joint venture's shopping centers and to sell its outparcels. Atlantic Realty seeks equitable relief and monetary damages. The Company believes that it has meritorious defenses against Atlantic Realty's allegations and intends to vigorously defend this litigation. Discovery in the matter is proceeding. Due to the inherent uncertainties of litigation, the Company is not able to predict the outcome of this litigation. At this time, the Company does not expect the result of this litigation to have a material adverse effect on its business, financial condition and results of operations.

            On March 15, 2002 a shareholder of the Company, filed a class action lawsuit on the behalf of himself and all shareholders of the Company not affiliated with any of the defendants in the Circuit Court for Baltimore City against the Company, certain officers and directors of the Company and Prometheus Southeast Retail Trust ("Prometheus"). The complaint alleges, among other things, that in connection with a non-binding offer by Prometheus to acquire all of the remaining shares of the Company that it does not already own,
(1) Prometheus, as majority shareholder of the Company, is engaging in self-dealing, acting in bad faith, and breaching its fiduciary duties toward the Company's other public shareholders and (2) the named officers and directors of the Company, who Prometheus controls, are breaching their fiduciary duties to the Company's other public shareholders. The plaintiffs seek equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations. The Company intends to vigorously defend this litigation.

Item 4 - Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

            Market Information and Number of Common Stockholders

            The Company's Common Stock began trading on the NYSE under the symbol "FAC", and subsequently changed its symbol to "KPT" on August 10, 1998 following a shareholder vote approving of the Company's name change in August 1998. As of March 20, 2002, there were approximately 353 stockholders of record.

            The following table sets forth the quarterly high and low sales prices of the Common Stock and dividends declared per share for 2001 and 2000:

-------------------------------------------------------------------------------
                            2001                           2000
-------------------------------------------------------------------------------
                   High      Low     Dividends     High      Low      Dividends
First Quarter      5.00     3.80      $0.125      $ 6.18   $ 4.75      $0.125
Second Quarter     4.25     2.68          --        6.06     4.00       0.125
Third Quarter      3.08     1.35          --        4.93     4.00       0.125
Fourth Quarter     1.88     1.15          --        4.50     3.50       0.125
                 --------------------------------------------------------------

            Dividends

            During 2001, the Company declared a dividend of $0.125 per common share, preferred share (on an as-converted basis), and minority interest OP units outstanding which totaled $4.3 million, and represented a return of capital.

            The Company's policy is to make a determination regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, capital expenditures and improvement needs, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. The Company has not paid any dividends since April 2001. The Company continually evaluates its capital needs, including the renovation of certain community shopping centers and reduction of debt. Consistent with the Company's policy, the Company will evaluate and determine any dividend payment each quarter based on its operating results and capital needs at that time. Although the decision is made on a quarterly basis, the Company has no present intention to pay cash dividends until a long-term strategic direction is established. See "Business -- Business Strategies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Consideration of Strategic Alternatives."

            Sales of Unregistered Securities in 2001

            During 2001, the Company issued 103,230 shares of common stock in transactions that were not registered under the Securities Act of 1933. Additional information regarding these transactions is set forth below.

            The Company issued 95,657 shares upon redemption of OP Units (as discussed at Note 8 of our financial statements included in this report) by three holders of OP Units. The Company claimed exemption from registration in reliance on Section 4(2) of the Securities Act, relying , in part, on representations that the redeeming holders of OP Units were accredited investors.

            The Company sold 7,573 shares to 35 employees, some of whom were accredited purchasers, on January 1, 2001 for approximately $17,000. The Company claimed exemption from registration in reliance on Rule 505(b) of the Securities Act of 1933, relying on, among other things, there being fewer than 35 unaccredited purchasers and the small offering amount.

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

                                                          ------------------------------------------------------------------------
                                                             2001            2000            1999            1998           1997
                                                          ------------------------------------------------------------------------
Operating Data:
    Rental revenues                                       $  75,113       $  88,920       $  82,449       $  70,666      $  54,940

    Property operating costs                                 25,025          29,215          27,057          21,749         16,885
                                                          ------------------------------------------------------------------------
                                                             50,088          59,705          55,392          48,917         38,055
    Depreciation and amortization                            18,505          25,614          23,562          19,034         15,858
    General and administrative                                7,950           6,669           6,317           5,066          4,404
    Stock compensation amortization                             845           2,865           1,979           1,419            537
    Severance and other related costs                         6,099              --              --              --             --
    Interest, net                                            28,131          27,806          16,801          19,772         16,436
    (Gain) loss on sale of real estate                         (367)          1,946           3,810             512             --
    Abandoned transaction costs                                  83           1,257           3,883              --          1,250
    E-commerce start-up costs                                    --              --           2,847              --             --
    Equity in losses of unconsolidated entities               6,782          10,416             915              --             --
    Minority interest                                        (3,645)         (1,157)            (78)             86             --
    Adjustment to carrying value of property and
       investments                                          114,755          19,338           2,400              --             --
    Extraordinary (gain) loss on early retirement of
       debt                                                    (775)             --              --              --            986
                                                          ------------------------------------------------------------------------
    Net (loss) income                                     $(128,275)      $ (35,049)      $  (7,044)      $   3,028      $  (1,416)
                                                          ========================================================================
    (Loss) income before extraordinary item               $(129,050)      $ (35,049)      $  (7,044)      $   3,028      $    (430)
       Preferred stock dividends                               (271)         (1,084)         (1,089)             --             --
                                                          ------------------------------------------------------------------------
    (Loss) income before extraordinary item
       applicable to common stockholders                   (129,321)        (36,133)         (8,133)          3,028           (430)
    Extraordinary gain (loss) on early retirement
       of debt                                                  775              --              --              --           (986)
                                                          ------------------------------------------------------------------------
    (Loss) income applicable to common
       stockholders                                       $(128,546)      $ (36,133)      $  (8,133)      $   3,028      $  (1,416)
                                                          ========================================================================
    Basic (Loss) Income Per Common Share:
    (Loss) income before extraordinary item
       applicable to common stockholders                  $   (4.13)      $   (1.17)      $   (0.26)      $    0.16      $   (0.04)
    Extraordinary item                                         0.02              --              --              --          (0.08)
                                                          ------------------------------------------------------------------------
    Net (loss) income applicable to common
       stockholders                                       $   (4.11)      $   (1.17)      $   (0.26)      $    0.16      $   (0.12)
                                                          ========================================================================
    Weighted average common shares outstanding               31,292          30,954          30,847          18,693         11,824
                                                          ========================================================================

Diluted (Loss) Income Per Common Share:
    (Loss) income before extraordinary item
       applicable to common stockholders                  $   (4.13)      $   (1.17)      $   (0.26)      $    0.14      $   (0.04)
    Extraordinary item                                         0.02              --              --              --          (0.08)
                                                          ------------------------------------------------------------------------
    Net (loss) income applicable to common
       stockholders                                       $   (4.11)      $   (1.17)      $   (0.26)      $    0.14      $   (0.12)
                                                          ========================================================================
    Weighted average common shares outstanding -
       diluted (a)                                           31,292          30,954          30,847          21,878         11,824
                                                          ========================================================================

                                                               2001          2000          1999          1998          1997
                                                           ------------------------------------------------------------------
Other Data:
EBITDA:
Net (loss) income                                          $ (128,275)   $  (35,049)   $   (7,044)   $    3,028    $   (1,416)
   Adjustments:
        Interest, net                                          28,131        27,806        16,801        19,772        16,436
        Depreciation and amortization                          18,505        25,614        23,562        19,034        15,858
        Stock compensation amortization                           845         2,865         1,979         1,419           537
        (Gain) loss on sale of assets                            (367)        1,946         3,810           512            --
        Minority interest                                      (3,645)       (1,157)          (78)           86            --
        Equity in losses of unconsolidated ventures             6,782        10,416           915            --            --
        Abandoned transaction costs                                83         1,257         3,883            --         1,250
        E-commerce start-up costs                                  --            --         2,847            --            --
        Adjustment to carrying value of property and
        investments                                           114,755        19,338         2,400            --            --
        Extraordinary (gain) loss on early retirement
        of debt                                                  (775)           --            --            --           986
                                                           ==================================================================
                                                           $   36,039    $   53,036    $   49,075    $   43,851    $   33,651
                                                           ==================================================================

                                                               2001          2000          1999          1998          1997
                                                           ------------------------------------------------------------------
  Funds From Operations:
   Net (loss) income before extraordinary items            $ (129,050)   $  (35,049)   $   (7,044)   $    3,028    $     (430)
   Adjustments:
        Real estate depreciation and amortization              17,224        24,147        21,854        18,333        15,504
        (Gain) loss on sale of assets                            (367)        1,946         3,810           512            --
        Minority interest in Operating Partnership             (3,645)         (953)         (281)           86            --
        E-commerce start-up costs                                  --            --         2,847            --            --
        Technology venture operations                              --         5,525            --            --            --
        Share of depreciation in unconsolidated
        ventures                                                  298         2,654           229            --            --
        Adjustment to carrying value of property              112,399        19,338         2,400            --            --
                                                           ------------------------------------------------------------------
                                                           $   (3,141)   $   17,608    $   23,815    $   21,959    $   15,074
                                                           ==================================================================
Weighted Average Shares Outstanding-diluted (A)                34,810        34,621        34,472        21,878        14,158
                                                           ==================================================================

Funds Available for Distribution/reinvestment:
   Funds from Operations                                   $   (3,141)   $   17,608    $   23,815    $   21,959    $   15,074
   Adjustments:
            Stock compensation amortization                       845         2,865         1,979         1,419           537
            Capitalized tenant allowances                        (917)       (1,685)       (2,652)       (4,259)       (1,418)
            Capitalized leasing costs                          (1,878)       (2,035)       (1,656)       (2,258)       (1,054)
            Recurring capital expenditures                       (774)       (1,341)       (1,103)         (599)         (845)
                                                           ------------------------------------------------------------------
                                                           $   (5,865)   $   15,412    $   20,383    $   16,262    $   12,294
                                                           ==================================================================
Dividends Declared On Annual Earnings                      $    4,307    $   18,556    $   18,107    $       --    $       --
                                                           ==================================================================
Dividends Declared On Annual Earnings Per Share            $    0.125    $     0.50    $     0.50    $     0.00    $     0.00
                                                           ==================================================================
Cash Flows:
   Cash flows from operating activities                    $      554    $   19,242    $   33,782    $   18,540    $   12,283
   Cash flows provided by (used in) investing activities      184,152       (33,256)     (129,992)      (72,115)      (62,251)
   Cash flows (used in) from financing activities            (177,751)       19,308        31,317       121,749        47,061
                                                           ------------------------------------------------------------------
   Net increase (decrease) increase in cash and cash
        equivalents                                        $    6,955    $    5,294    $  (64,893)   $   68,174    $   (2,907)
                                                           ==================================================================

Balance Sheet Data:
   Income-producing properties, including net
     realizable value of properties held for sale
     (before depreciation and amortization)                $  359,780    $  710,068    $  671,544    $  575,471    $  393,624
   Total assets                                               385,016       703,271       719,457       682,449       403,626
   Debt on income properties                                  229,709       399,812       362,041       304,783       232,575
   Total liabilities                                          240,637       426,700       385,400       320,862       240,699
   Minority interests                                           3,680         8,356        12,999        12,246            --
   Total stockholders' equity                                 140,699       268,215       321,058       349,341       162,927

Portfolio Property Data:
   Total GLA (at end of period) /b/                             4,659         9,400         9,519         8,148         5,503
   Weighted average GLA /b/                                     8,145         9,477         8,978         7,390         5,341
   Number of properties (at end of period) /b/                     33            66            68            59            41
   Occupancy (at end of year):
        Operating                                                86.1%         91.0%         93.2%         92.0%         93.4%
        Held for sale-non operational property                   15.7%         32.5%         66.4%         56.4%         50.4%
        Held for sale-operating property                         94.8%           --            --            --            --
        Development property-retail portion                      73.9%           --            --            --            --
        Development property-office portion                      38.8%           --            --            --            --

(a) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on Statement of Financial Accounting Standard No. 128, "Earnings Per Share":
      See also "Managements Discussion and Analysis of Financial Condition and Results of Operations - - Background - - Lazard Freres Transaction" for a discussion of the possible issuance of 4.5 million shares for no additional consideration in 2004.

(b)   Excludes certain properties under development during the periods.

Denominator:
   Denominator- weighted average shares                        31,292        30,954        30,847        18,693        11,824
   Effect of dilutive securities:
        Preferred stock                                         2,193         2,169         2,189         2,222         2,222
        Employee stock options                                     --            --            --            33            69
        Restricted stock                                          397           459           328           328            43
        Operating Partnership Units                               928         1,039         1,108           602            --
                                                           ------------------------------------------------------------------
   Dilutive potential common shares                             3,518         3,667         3,625         3,185         2,334
                                                           ------------------------------------------------------------------
   Denominator-adjusted weighted average shares and
assumed conversions                                            34,810        34,621        34,472        21,878        14,158
                                                           ==================================================================

            Funds From Operations ("FFO") means net income before extraordinary items (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses on sale of real estate plus depreciation and amortization.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the selected financial data included in Item 6 of this report, and the consolidated financial statements and notes thereto included in Item 8 of this report. Certain comparisons between the periods have been made on a percentage basis and on a weighted-average square-foot basis, which adjusts for square footage added or deducted at different times during the year.

            Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements." See "Important Considerations Regarding Forward-Looking Statements" included under this section.

Background

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

            As discussed further in "-- Significant Transactions in 2001," the Company sold 33 centers during 2001. On December 31, 2001, the Company's owned properties consisted of:

1. Thirty-one community shopping centers in six states aggregating approximately 4,003,000 square feet;

2. Two centers that are held for sale consisting of a 426,000-square-foot operating community shopping center and a 230,000 square foot non-operating outlet center that are held for sale; and

3. One center under development with 110,000 square feet of retail space and 97,000 square feet of office space in the preliminary phase of lease up.

      In addition, the Company had investments in:

      . three operating joint-venture community centers with 246,000 square feet and one joint venture community center under development with 98,000 square feet;
      . a land-development joint venture consisting of approximately 590 acres; and
      . third-party management company located in Florida with 6.9 million square feet under management or leasing contracts which was sold on February 28, 2002 (see "-- Sale of Florida Property Management Business in 2002").

Additional information regarding our joint ventures is set forth at "--Investment in and Advances to Unconsolidated Entities" below.

            The weighted-average square feet of gross leasable area was 8.1 million square feet for the year ended December 31, 2001 and 9.4 million square feet for the same period in 2000.

      UPREIT CONVERSION

            On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("OP Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owned a 97% interest as of December 31, 2001. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of OP Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that an OP Unit is economically equivalent to a share of the Company's common stock.

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

Significant Transactions in 2001

      Outlet Portfolio Sale

            On September 25, 2001, the Company completed the sale of a portfolio of 28 outlet shopping centers and three community centers in 17 states totaling
4.3 million square feet for $180 million to Chelsea GCA Realty, Inc. The loss on the sale of the outlet portfolio approximated the adjustment to the carrying 1alue of the outlet portfolio properties of $100.5 million recorded in the quarter ended June 30, 2001.

            Concurrent with the sale of the outlet assets, the Company refinanced certain existing debt with a new credit facility of approximately $58 million secured by 14 community shopping centers. The term of the credit facility is for two years at a rate of 320 basis points over one month LIBOR, with a LIBOR floor of 4.0%. The credit facility can be extended for an additional year providing there are no events of default and the Company extends an interest rate protection agreement for the period of extension.

            The transaction with Chelsea included the assumption and/or paydown of approximately $165 million in current indebtedness secured by the sold properties. Net proceeds from the sale of the outlets and the $58 million financing was approximately $15 million.

      Property Dispositions

            During 2001, the Company sold a 286,000-square-foot outlet center in Nashville, Tennessee and a community center in Shoreside, North Carolina. The combined sales price of both properties was approximately $13.1 million. The Company repaid $5.5 million of debt from the proceeds of the Shoreside sale.

      Land Disposition

            During 2001, the Company, through Sunset KPT Investment, Inc., sold 2,110 acres of undeveloped land in Brunswick County, North Carolina for $9.3 million in cash and a $2.2 million note. The proceeds were used to pay off $5.0 million in debt on the undeveloped land. The available cash was distributed to the venture partners. The Company received $1.5 million in cash and the Company will also receive a $2.2 million note receivable, which is due in June 2002.

Sale of Florida Property Management Business in 2002

            On February 28, 2002, the Company sold RMC/Konover Trust LLC ("RMC") to RMC Management Company LLC, a Florida limited liability company whose sole member is Suzanne L. Rice, a former officer of the Company. Under the terms of the agreement, the entity affiliated with Ms. Rice will assume the operating assets, third-party liabilities and property management and leasing contracts for 70 shopping centers totaling 6.5 million square feet. The Company's net liabilities and other obligations including office space and equipment leases and related employee benefits assumed by RMC Management Company LLC were approximately $0.2 million. The Company will retain the Sunrise, Florida office that manages and leases five of the Company's Florida shopping centers, along with three other third-party management and leasing contracts.

Consideration of Strategic Alternatives

      The Company is evaluating various long-term strategic alternatives, including the possible sale of the Company or other business combination or remaining an independent public company. The Company has engaged Credit Suisse First Boston to assist with this evaluation, and a special committee of the board of directors has been formed to evaluate the Company's strategic alternatives and to make a recommended to the full board.

      One non-binding expression of interest was made on March 13th by Prometheus Southeast Retail Trust, which holds approximately 67% of the Company's outstanding common stock (61% on a diluted basis). This expression of interest, which has been filed as an exhibit to the Prometheus's most recent
Schedule 13D/A, refers to a possible business combination in which the Company's minority common shareholders would receive $1.75 in cash per share.

      At this time, the special committee is evaluating all of the Company's strategic alternatives. The Company is directing all indications of interest to Credit Suisse First Boston.

Investment in and Advances to Unconsolidated Entities

      A summary of the Company's investments in and advances to unconsolidated entities at December 31, 2001 and 2000, is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                  Community Center                               December 31,
Entity                                                Location                  Ownership      2001         2000
------------------------------------------------------------------------------------------------------------------
Community Center Ventures:                                                                        (in thousands)
   Atlantic Realty LLC (2 community
   centers)                                      Apex and Pembroke, NC             50%        $  2,501    $  2,571
   Park Place KPT LLC                            Morrisville, NC                   50%           4,514       6,594
   Falls Pointe KPT LLC                          Raleigh, NC                       50%           5,734       5,991

Taxable Subsidiaries:

   Sunset KPT Investment, Inc. /1/                                               86.5%           5,850       9,981
   truefinds.com, Inc.                                                             95%               7        (17)
                                                                                              --------    -------

                                                                                              $ 18,606    $25,120
                                                                                              ========    =======

/(1)/ Sunset KPT Investment, Inc. became a wholly owned subsidiary of the Operating Partnership in January 2002. (See Note 1 to the audited financial statements included in this report.) As discussed above, Sunset KPT Investment sold 2,110 acres of undeveloped land in Brunswick County, North Carolina in December 2001 and sold RMC/Konover Trust LLC in February 2002. Sunset KPT Investment currently owns an interest in 590 acres of undeveloped land in Brunswick County and undeveloped outparcels adjacent to the Millpond Village shopping center in Raleigh, North Carolina.

            During 2001, Sunset KPT Investment, Inc. recorded an adjustment to the carrying value of its investments of $4.3 million. This charge is reported in "equity in losses of unconsolidated entities -- real estate operations" in the accompanying statements of operations. Also in 2001, the Company recorded an adjustment to the carrying value of its investment in certain community center ventures of $2.4 million. This charge is reported in "adjustment to carrying value of property and investments" in the accompanying statements of operations.

            The development of the remaining properties in Sunset KPT Investment, Inc. is subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such transactions will be consummated.

            The Company owns interests in Brunswick Commercial LLC, Falls Pointe KPT LLC, Atlantic Realty LLC, and Park Place KPT LLC with unrelated third parties. In each of these entities, KPT Properties L.P. serves as the managing member. These entities have total assets of approximately $44.6 million, and third-party debt secured by these assets of approximately $22.0 million. The Company guaranteed the repayment of an $8.2 million mortgage debt for Falls Pointe KPT LLC, which is currently structured as a construction loan, due in December 2002. The Company anticipates that the loan will be refinanced and replaced by a permanent, non-recourse loan by mid-2002. The mortgage debt held by Atlantic Realty and Park Place KPT LLC is non-recourse and has certain guarantees of the non-managing member.

The operating agreements for Brunswick Commercial LLC and Falls Pointe KPT LLC each include a buy/sell provision whereby either member may deliver a notice of its desire to either buy the interest of the other member, or sell its interest to the other member. In the event that either party exercises the buy/sell option, the managing member of the venture shall deliver to the other member its determination of a hypothetical sale price for all of the venture's property (as if it were being sold to a third party). After the determination of the hypothetical sale price, the other venture member must elect within a specified period of time to either (i) buy all of the member interest from the managing member for a price equal to the amount that the managing member would have received under the applicable distribution provisions of the operating agreement had the venture's property been sold for the hypothetical sale price or (ii) to sell all of its member interest to the managing member at a price equal to the amount that such member would have received under the applicable distribution provisions of the operating agreement had the venture's property been sold for the hypothetical sales price.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Net Loss Applicable to Common Stockholders

            The Company reported a net loss applicable to common stockholders of ($128.5) million, or ($4.11) per common share, for the year ended December 31, 2001. For the same period in 2000, the Company reported a net loss applicable to common stockholders of ($36.1) million, or ($1.17) per common share. The elements having a material impact on the change are discussed below:

..     The Company's NOI decreased by $9.6 million, or 16%, to $50.1 million from
      $59.7 million for the same period in 2000. This decrease is primarily related to the following; the sale of the Company's Shoreside, NC community center on September 13, 2001; the sale of the Company's outlet portfolio, which consisted of 28 outlet centers and 3 community centers on September 25, 2001; a decline in NOI from the Company's Nashville outlet center, which was sold in December 2001; and the sale of a community center in Lake Park, Georgia in September 2000. An additional decline in NOI of $1.3 million is related to four community centers for which the Company is planning redevelopment or retenanting efforts.
..     The Company recognized losses from unconsolidated ventures of $6.8 million for the year ended December 31, 2001. The same period in 2000 reported a loss from unconsolidated ventures of $10.4 million, including a $5.5 million loss related to a technology venture. Losses from unconsolidated real estate venture operations for 2001 include $0.3 million of income from four community shopping centers offset by $0.6 million of losses from RMC/Konover Property Trust LLC ("RMC"), a third-party property-management business, and the operations of Sunset KPT Investment, Inc. ("Sunset"), which lost $6.5 million. Sunset's operating loss includes the write down of its investment in RMC and two land ventures in Brunswick County, North Carolina of $5.2 million and interest expenses of $1.3 million on loans from the Company to fund investments.
..     Net interest expense increased by $0.3 million, or 1.1%, to $28.1 million from $27.8 million for the same period in 2000.
..     Depreciation and amortization decreased by $7.1 million due to the classification of the outlet portfolio as held-for-sale during 2001.
..     General and administrative expenses including stock compensation amortization decreased by $0.7 million.
..     The Company recognized a $0.4 million net gain on the sale of real estate, net of adjustments to carrying value, during the year ended December 31, 2001. The Company incurred losses on the sale of real estate of $1.9 million for the year ended December 31, 2000.
..     During 2001, the Company incurred $6.1 million severance and other related costs primarily related to changes in the Company's executive management and other reorganizations due to the outlet portfolio sale.
..     The Company recognized $0.1 million in abandoned project costs in 2001 compared to $1.3 million in 2000.
..     The Company recognized a $114.8 million charge to adjust the carrying value of property and investments to their net realizable value less selling costs during 2001. This charge is primarily related to the outlet portfolio, which was sold on September 25, 2001. The Company reported a $19.3 million adjustment to the carrying value of its Las Vegas and Nashville outlet centers in 2000.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds From Operations

            EBITDA was $36.0 million for the year ended December 31, 2001, a decrease of $17.0 million or 32%, from $53.0 million for the same period in 2000. The decrease was primarily due to decreased NOI of $9.6 million as compared to 2000, a $6.1 million charge for severance and other related costs during the year ended December 31, 2001 and a $1.3 million increase in general and administrative expenses, exclusive of stock compensation amortization.

            Funds from Operations ("FFO") for the year ended December 31, 2001 decreased $20.7 million, or 118%, to $(3.1) million. The Company's FFO for the same period in 2000 was $17.6 million. FFO decreased primarily as a result of:

..     a $9.6 million decrease in NOI,
..     an increase in net interest expense of $0.3 million,
..     a $6.1 million of severance and other related costs in 2001,
..     an increase in losses from real estate ventures of $1.9 million, and
..     a $2.4 million adjustment to the carrying value of certain non-depreciable investments in 2001.

Tenant Income

            Base rent decreased to $58.3 million for the year ended December 31, 2001 from $71.3 million for the same period in 2000. The decrease in base rent for the year ended December 31, 2001 is attributable primarily to the sale of the Company's Shoreside, NC community center on September 13, 2001, the sale of the Company's outlet portfolio, which consisted of 28 outlet centers and 3 community centers on September 25, 2001, and the decline in operations of the Company's Nashville outlet center, which was sold in December 2001. The Company's weighted-average square feet of gross leasable area in operation was 13% lower for the year ended December 31, 2001 compared to the same period in 2000.

            Recoveries from tenants decreased for the year ended December 31, 2001 to $13.6 million compared to $14.4 million in the same period of 2000. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries increased to $1.68 for the year ended December 31, 2001 when compared to $1.53 for the same period in 2000.

Other Income

            Other income increased $0.5 million to $2.4 million for the year ended December 31, 2001 compared to $1.9 million in the same period of 2000 primarily as a result of an increase of lease buyouts of $1.3 million offset by declines in management and leasing fees on third-party and venture properties and temporary tenant income.

Property Operating Expenses

            Property operating costs decreased $4.2 million, or 14%, to $25.0 million for the year ended December 31, 2001 from $29.2 million in the same period of 2000. The decrease in operating costs was principally due to the decrease in the weighted-average square feet in operation in 2001, which fell 13% to 8.1 million square feet in 2001 from 9.4 million square feet in 2000. On a weighted-average square-foot basis, operating expenses decreased 1% to $3.07 from $3.11 per weighted-average square foot.

General and Administrative Expenses and Stock Compensation

            General and administrative expenses including stock compensation for the year ended December 31, 2001 decreased $0.7 million, or 7%, to $8.8 million in 2001 from $9.5 million in the same period of 2000. General and administrative expenses including stock compensation increased as a percentage of revenues to 12% for the year ended December 31, 2001 from 11% in the same period of 2000. The decrease is primarily related to a decrease of $2.0 million in stock compensation amortization offset by increasing costs incurred in connection with the Company's evaluation of strategic alternatives, including Board member compensation and outside legal and financial consultants. In addition, the Company accrued and/or paid office rent of $1.1 million related to prior office space leases entered into before moving its headquarters to Millpond Village.

Depreciation and Amortization

            Depreciation and amortization decreased to $18.5 million for the year ended December 31, 2001 compared to $25.6 million in the same period of 2000. The decrease is due primarily to the classification of the outlet portfolio and other properties as held for and the ultimate sale of 33 properties in 2001. Depreciation is discontinued for assets classified as held for sale.

Interest Expense

            Interest expense for the year ended December 31, 2001, net of interest income of $1.8 million, increased by $0.3 million, or 1.1%, to $28.1 million compared to $27.8 million, net of interest income of $4.1 million, for the same period in 2000. On a weighted-average basis, for the year ended December 31, 2001, debt outstanding was $345.9 million, and the average interest rate was 8.3%. This compares to $378.1 million of outstanding debt and a 8.2% average interest rate in 2000. The Company capitalized $1.5 million of interest costs associated with its development projects in the year ended December 31, 2001 compared to $2.1 million for the same period in 2000. Additionally, the decrease in interest income is related to income on the Company's equity investment in real estate venture projects primarily Towne Centre in Mount Pleasant, South Carolina, which is wholly owned by the Company for 2001.

Results of Operations

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Net Loss

            The Company reported a net loss applicable to common stockholders of $36.1 million, or $1.17 per common share, for the year ended December 31, 2000. The same period in 1999 reported net loss applicable to common stockholders of $8.1 million, or $0.26 per common share. The elements having a material impact on the change are discussed below:

..     The Company's NOI, exclusive of straight-line rent, increased by $2.7 million, or 4.7%, to $59.7 million from $57.0 million for the same period in 2000. Including the effect of straight-line rent adjustment ($1.6 million), NOI increased by $4.3 million. A breakdown of NOI, exclusive of straight-line rent, by segment is detailed below (in thousands):

                                               Year Ended December 31,
                                          2000            1999          Change
                                        ---------------------------------------
Community /(1)/(3)/                      36,146         $26,239         $ 9,907
Outlet /(2)/                             19,194          21,889          (2,695)
VF Anchored                               3,574           5,476          (1,902)
Other /(1)/ /(2)/ /(3)/                     481           3,216          (2,735)
Corporate                                   310             123             187
                                        ---------------------------------------
                                        $59,705         $56,943         $ 2,762
                                        =======================================

/1/ Mt. Pleasant was classified as a development project in 1999 and was moved to Community in 2000.
/2/ Nashville, which was classified as an outlet center in 1999, was moved into Other (held for sale) in 2000.
/3/ Waverly, a redevelopment project in 1999, was moved from Other category to Community in 2000.

The primary contribution to the increase in NOI has been the completion of the Towne Centre in Mt. Pleasant, South Carolina and the full-year operations of acquisitions made in 1999.

                                                         Change in NOI from 1999
                                                                 to 2000
                                                             (in thousands)
                                                         -----------------------
Towne Centre                                                      $3,358
1999 Acquisitions                                                  3,818
                                                                  ------
                                                                  $7,176
                                                                  ======

For the year ended December 31, 2000, the following events contributed to the change in net income:

..     The Company incurred losses from unconsolidated entities in 2000 consisting of $5.5 million related the technology venture and $4.9 million related to real estate operations compared to $0.9 million in 1999.
..     Net interest expense increased by $11.0 million or 65.5% to $27.8 million in 2000 from $16.8 million in 1999. The increase is due primarily to a combination of the following factors: (a) increase in borrowings ($37.8 million), (b) the completion of Towne Centre in early 2000 at which time interest capitalization ceased, and (c) the increase in variable rates by 19.2% to an average of 9.3% in 2000 from 7.8% in 1999.

..     As a result of 1999 acquisitions and completion of development projects in
      2000, depreciation and amortization increased by $2.9 million.
..     General and administrative expenses increased $0.4 million related primarily to $0.3 million in costs associated with the Company's corporate office move.
..     The Company sold two properties, one in Georgia and one in New Hampshire, which generated a loss of $1.9 million.
..     Abandoned transaction costs decreased to $1.3 million compared to $3.9 million in 1999.

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

                                                                Change in
                                                               Base Rent (*)
                                                            from 1999 to 2000
                                                              (in thousands)
                                                                  ------
    Towne Center                                                  $3,596
    1999 Acquisitions                                             $4,025
                                                                  ------
                                                                  $7,621
                                                                  ======
(*) Base rent excludes straight-line rent

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

Property Operating Expenses

            Property operating costs increased $2.1 million, or 7.7%, to $29.2 million for the year ended December 31, 2000 from $27.1 million in the same period of 1999. The increase in operating costs was principally due to the increase in the weighted-average square feet in operation in 2000, which rose 5.5% to 9.4 million square feet in 2000 from 9.0 million square feet in 1999. On a weighted-average square-foot basis, operating expenses increased 2.3% to $3.08 per weighted average square foot for the year ended December 31, 2000 from $3.01 per weighted average square foot for the same period in 1999.

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

Depreciation and Amortization

            Depreciation increased to $19.1 million for the year ended December 31, 2000 compared to $18.1 million in the same period of 1999. The increase is due primarily to the full year of operations of 1999 acquisitions and the completion of the Towne Centre community center in Mt. Pleasant, South Carolina. Amortization of deferred leasing and other charges increased $1.0 million to $6.5 million.

Interest Expense

            Interest expense for the year ended December 31, 2000, net of interest income of $4.1 million, increased by $11.0 million, or 65.5%, to $27.8 million compared to $16.8 million, net of interest income of $4.7 million, for the year ended December 31, 1999. This increase in net interest expense resulted primarily from: (a) increased borrowings totaling $37.8 million; (b) the completion of the Towne Centre development project in early 2000 at which time interest capitalization ceased; and (c) a 19.2% increase in the Company's variable borrowing rate. On a weighted-average basis, for the year ended December 31, 2000, debt outstanding was $378.1 million, and the average interest rate was 8.2%. This compares to $327.1 million of average outstanding debt and a 7.9% average interest rate in 1999. The Company capitalized $1.9 million and $1.5 million of interest costs associated with its development projects for the years ended December 31, 2000 and 1999, respectively.

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

            The following summary financial information pertains to the properties held for sale for the year ended December 31:

                                               2000      1999
                                               ----      ----
                  Revenues                   $ 1,897    $4,751
                  Net loss after operating
                  and interest expenses      $(1,326)   $  142

Impact of Known Trends and Uncertainties On Results of Operations

      Owned Properties

            Tenant Uncertainties

            The Company has two K-Mart stores in its portfolio totaling 187,000 square feet with base rents ranging from $4.98 to $5.61 per square foot. K-Mart filed for bankruptcy in 2002. The Company has received a request from K-Mart on one of the stores for a 20% rent reduction. The Company is currently negotiating this issue with K-Mart. The Company does not expect this store to be to be closed, but the Company may see an annual rent reduction of approximately $100,000 as a result of K-Mart's restructuring.

            Regarding other tenant concentration mix, the Company has five Winn-Dixie stores totaling 244,000 square feet. Although one of these stores is currently unoccupied, Winn Dixie continues to pay rent.

            The Company's occupancy percentage dropped 3.0%, excluding development properties, primarily due to the vacancy of 139,000 square feet for two PharMor stores as a result of their bankruptcy in late 2001 and the vacating of a 43,000-square-foot tenant at Dukes Plaza. The two PharMor stores had base rents ranging from $5.67 to $7.13 per square foot.

            Impact of 2001 Property Disposals

            The Company sold 33 properties in 2001. Of the 33 remaining owned community centers, 32 were operational the full year of 2001 and one, Millpond Village, was a development property commencing operations in June 2001. The 32 properties operating a full year had net operating income of $28.6 million for 2001 compared to $29.9 million for 2000. The primary cause of the decline related to a 3.0% drop in occupancy percentage previously discussed.

            General and Administrative Expenses and Employee Retention

            The Company down-sized its staffing levels during 2001 due to the 33 properties sold during 2001 and due to other cost savings efforts internally. The Company currently incurs approximately $0.5 million per month in general and administrative expenses. This amount does not include additional costs that may be incurred as part of the Company's evaluation of strategic alternatives and related professional advisor fees. General and administrative expenses will be directly impacted, up or down, based on the final strategic direction of the Company.

            While the Company continues evaluating strategic alternatives, the employees are faced with a period of uncertainty. The Company has implemented certain compensation plans to mitigate the risk of high employee turnover. The plans include enhanced severance plans and varying levels of bonuses available to employees on certain dates. The Company continues to evaluate the stability of its workforce. General and administrative expenses may be significantly impacted if additional employee incentives are required.

            Possibility of Future Write-downs

            The Company continues to investigate possible transactions including asset sales, merger or sale of the entity as a whole. The Company follows the provisions of SFAS No. 121 in determining the impairment, if any, of its current long-lived assets. The application of these provisions differ between the sale of individual assets and the sale, merger or business combination of the Company. Additional write-downs of assets may be required in a sale of individual assets.

      Unconsolidated Entities

            Tenant Uncertainties

            The Company's Park Place venture has a Carmike Theater with approximately 60,000 square feet of leasable area and a current base rent of $6.17 per square foot. Carmike declared bankruptcy in August 2000. The Company agreed to a rent reduction effective March 1, 2001. Carmike continues to operate at this location. The venture continues to evaluate other retenanting opportunities at this location and maintains certain rights to replace this tenant under certain conditions.

Liquidity and Capital Resources

Cash Flows

            The Company's cash and cash equivalents balance at December 31, 2001 was $17.6 million. Restricted cash, as reported in the financial statements, as of such date, was $5.0 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional loan collateral and to fund real estate taxes, property insurance, capital improvements and tenant replacement costs.

            Net cash provided by operating activities was $0.6 million for the year ended December 31, 2001. Net cash provided by investing activities was $184.2 million in that same period. The primary source and use of these funds included:

      .     $10.9 million invested in income-producing properties, primarily in community centers in North and South Carolina, and
      .     $0.1 million invested in or advanced to unconsolidated entities offset by,
      .     $0.2 million collected on the repayment of notes receivable,
      .     $190.3 million of net proceeds from sale of real estate, and
      .     $4.7 million reduction in restricted cash-investing escrows.

            Net cash used in financing activities was $177.8 for the year ended December 31, 2001. The primary transactions included:

      .     $9.0 million for dividends paid,
      .     $235.5 million for debt repayments,
      .     $2.5 million in deferred financing charges offset by,
      .     $69.6 million of net proceeds from debt on income-producing properties.

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

            In connection with the sale of the outlet portfolio on September 25, 2001, the balances of the REMIC facility and the $75 million permanent credit facility were paid or assumed. In addition, simultaneous with the sale, the Company refinanced its $60 million term loan with a $58 million term loan. The $58 million term loan has an interest rate of LIBOR, with a floor of 4.0%, plus 3.20% and expires in November 2003. The term loan can be extended for an additional year providing there are no events of default and the Company extends an interest rate protection agreement for the period of extension.

            On January 11, 2000, the Company closed on a $5 million line of credit with a financial institution. In March, 2000, the available borrowings were increased by $5 million to $10 million. The line of credit has an interest rate of LIBOR plus 2.0%. The line of credit balance as of December 31, 2001 was $10 million and matures in May 2002. The line of credit is secured by a community shopping center in Georgia. The Company is in the process of negotiating an extension to the term of the line of credit, adding an additional property as collateral and reducing the principal to $9 million.

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

Current Cash Needs

            Capital Expenditures

            The Company anticipates capital expenditures needed to maintain its owned and venture properties will be approximately $2.3 million during 2002. In addition, the Company plans to remodel the Lake Washington shopping center. The Company estimates the remodeling will cost approximately $0.5 million in 2002. The Company's current plan also includes an investment of $0.5 million to $1.0 million in its Mobile Festival center during late 2002 and early 2003. The Company anticipates that cash generated from operations will provide these funds.

            Tenant Allowance and Upfit

            The Company's plan for normal recurring lease up of space includes an estimated $5 to $10 per square foot leased for tenant allowance and/or upfit costs. Annual expenditures are dependent on leasing activity. The cost per square foot could be significantly higher depending on the tenant mix and overall market conditions. If the Company proceeds with its plans at Mobile Festival, tenant allowance and upfit costs may be significantly higher than normal. The Company anticipates that cash generated from operations will provide sufficient funds for these expenditures.

            Development Properties

            The Millpond Village construction loan becomes due in December 2002. The ability for the Company to refinance the entire construction loan balance depends on the status of the lease up phase of the property. The Company believes leasing activity for 2002 and the cash on hand will enable the Company to refinance this debt or obtain an extension of the debt along with a manageable level of principal reduction.

            The Falls Pointe venture construction loan becomes due in December 2002. The Falls Pointe shopping center is 94% leased and the venture is currently in the process of obtaining permanent financing. The Company anticipates the refinancing will be completed in the second quarter of 2002 and will generate cash proceeds in excess of the construction loan. The venture plans to make distributions of this excess cash in 2002.

            Park Place Venture

            The debt on the Park Place venture becomes due in August 2002. The venture recently met with the current lender and requested a one-year extension on the loan. The venture believes that with continued operations and rent payments from Carmike, a tenant in bankruptcy, the successful completion of out parcel sales pledged to be used to reduce debt principal and normal principal payments through August 2002, it will be able to refinance the loan. The venture may be required to have a capital call from the venture partners or request a loan from the Company to complete the refinancing process. Any cash needed from the Company would be funded from the Company's available cash on hand. The Company believes it has adequate cash available to fund the potential needs of this venture, if needed.

            Whe Associates, Inc. Litigation

            The Company expects to pay damages in the WHE Associates, Inc. litigation of approximately $1.5 million, plus interest from November 2000, in 2002. The damages will be paid from current cash on hand.

            Merchant's Festival Line of Credit

            The Company currently has $10 million outstanding on its line of credit secured by Merchant's Festival. The line of credit expires in May 2002. The Company is in the process of obtaining an extension of the line of credit through December 2002. The Company anticipates an approximate $1.0 million required principal reduction to enable the debt to be extended. The Company will use current available cash to pay the principal reduction.

            Towne Centre

            The Company believes it will sell Towne Centre during 2002. It is expected that the sale of the property would generate significant net proceeds in 2002.

            Variable Rate Debt

            The Company has $85.5 million of variable rate debt on its owned properties. If interest rates rose 100 basis points, it would increase annual interest costs by approximately $0.9 million. The Company anticipates cash generated from operations and its current available cash would be sufficient to cover its debt service costs on variable rate debt.

Long-Term Cash Needs

            Term Loan Due 2003

            The Company's $58 million term loan expires in November 2003. The Company can extend the loan for one additional year as long as the Company does not have any loan defaults and agrees to extend its interest rate protection agreement on the loan. The Company believes it will be successful in refinancing this term loan given the expected property operations and its anticipated remaining cash reserves at the time of refinancing.

            Las Vegas

            The Company continues to market its Las Vegas property. The property consists of 25.7 acres of land and a 229,959-square-foot center previously operated as an outlet shopping center. The property is unencumbered and all sales proceeds would be available to the Company. The current economic conditions make it difficult to estimate the timing of the sale of this property.

            Lazard Transaction

            On August 5, 1998, stockholders approved the Lazard transaction involving Prometheus Southeast Retail LLC's $200 million purchase of the Company's Common Stock at $9.50 per share. All funds were used in 1999 and 1998 to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

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

Dividends

            During 2001, the Company declared an annual dividend of $0.125 per common share, preferred share, and minority interest OP units outstanding which totaled $4.3 million, and represented a return of capital.

            The Company's policy is to make a determination regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, capital expenditures and improvement needs, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. The Company has not paid any dividends since April 2001. The Company is undergoing an evaluation of its capital needs, including the renovation of certain community shopping centers and reduction of debt. Consistent with the Company's policy, the Company will evaluate and determine any dividend payment each quarter based on its operating results and capital needs. Although the decision is made on a quarterly basis, the company has no present intention to pay cash dividends until a long-term strategic direction is established.

Economic Conditions

            Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 2% and 4% of the Company's total revenue for the years ended December 31, 2001 and 2000, respectively. The primary cause of this decrease is due to the sale of the outlet portfolio, which included a greater percentage of tenants paying on a percentage of sales basis. Continuation of this trend may affect the Company's operating centers' occupancy rate, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Important Considerations Regarding Forward-looking Statements

            Some of the information in this Annual Report on Form 10-K are forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

..     our markets could suffer unexpected increases in development of competitive retail properties;
..     the financial condition of our tenants could deteriorate;
..     the costs of our development projects could exceed our original estimates;
..     we may not be able to complete development or joint venture projects as quickly or on as favorable terms as anticipated;
..     we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;
..     we may have incorrectly assessed the environmental condition of our properties;
..     we may not be able to refinance debt on as favorable terms as anticipated;
..     an increase in interest rates would increase our debt service costs;
..     we could lose key executive officers;
..     our markets may suffer decline in economic growth or increase in unemployment rates;
..     the perception of community shopping centers by investors might deteriorate;
..     general and administrative costs, as a percentage of revenue, may increase as the size of portfolio decreases.

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

           To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to any interest rate agreement that limits the interest rate to a maximum of 9.66% on $58.0 million of variable-rate debt. As of December 31, 2001, the Company had approximately $85.5 million of variable-rate debt outstanding on its owned properties. If the weighted-average interest rate on this variable rate debt is 100 basis points higher or lower in 2001, interest expense would be increased or decreased approximately $0.9 million for the year ended December 31, 2001.

Item 8 - Financial Statements and Supplementary Data

         The response to this Item is submitted in a separate section of this report.

Item 9 - Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

         None.

                                    Part III

Item 10 - Directors and Executive Officers of the Registrant

            The nine directors named below were elected for one-year terms expiring at the 2002 annual meeting of stockholders or until their successors are duly elected and qualified.

Name                      Age     Principal Occupation                                                            Director Since
----                      ---     --------------------                                                            --------------
William D. Eberle          79     Chairman of Manchester Associates, Ltd.                                               1997
Carol R. Goldberg          72     President of The AVCAR Group, LTD                                                     2001
Simon Konover              79     Founder of Konover & Associates, Inc. and Konover Investments Corporation             1998
J. Michael Maloney         55     Interim President and Chief Executive Officer of the Company                          1999
L. Glenn Orr, Jr.          61     Senior Managing Director of The Orr Group, Investment Bankers                         2001
Robert A. Ross             45     Vice President of Finance of Lazard Freres Real Estate Investors
                                  L.L.C.                                                                                2001
Philip A. Schonberger      48     Managing Member of Albemarle Equities, L.L.C.                                         2001
Mark S. Ticotin            53     Managing Principal of Lazard Freres Real Estate Investors L.L.C.                      1999
Andrew E. Zobler           40     Principal of Lazard Freres Real Estate Investors L.L.C.                               2000

            William D. Eberle was a founder of Boise Cascade and is Chairman of Manchester Associates, Ltd., a venture capital and international consulting firm, and of counsel to the law firm of Kaye Scholer. Mr. Eberle also serves as a director of America Service Group, Inc., a health care services company, Showscan Entertainment, Inc., a movie technology company, Ampco-Pittsburgh Corporation, a steel fabrication equipment company and Mitchell Energy & Development Corp., a gas and oil manufacturing company. Mr. Eberle is a member of the compensation committees of each of these companies.

            Carol R. Goldberg is President of The AVCAR Group, LTD., a Boston management consulting firm in operation since 1989. Previously, Ms. Goldberg was President and Chief Operating Officer of The Stop & Shop Companies, Inc., and Chief Executive Officer of the Bradlees Division. Ms. Goldberg serves as a director of The Gillette Company, America Service Group, Inc. and Inverness Medical Innovations, Inc. She was also a trustee/director of Putnam Fund Groups and a director of Lotus Development Corporation and Cowles Media Company. Ms. Goldberg is a graduate of Jackson College, Tufts University and has completed the Advanced Management Program of the Harvard Business School.

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

            J. Michael Maloney was named the Company's Interim President and Chief Executive Officer in March of 2001. Mr. Maloney is the founder of Highland Capital Group, Inc. ("HCG"), an investment and consulting services company, and currently serves as its President. Before forming HCG, he was Senior Vice President of Corporate Property Investors ("CPI") from 1981 to 1998. Prior to joining CPI he served as Vice President and Senior Credit Officer of Citibank's domestic real estate lending department from 1971 to 1981.

            L. Glenn Orr, Jr. is the Senior Managing Director of The Orr Group, Investment Bankers. His thirty years in the banking industry include his positions as Chairman, President and Chief Executive Officer of Southern National Corporation and Chairman of Southern National Bank of South Carolina. In addition to his tenure at Southern National, Mr. Orr has served as a director of the Charlotte Federal Reserve Bank; President and Chief Executive Officer of Forsyth Bank & Trust Co. in Winston-Salem, North Carolina and President of Community Bank in Greenville, South Carolina. Mr. Orr currently serves as a director of two other public companies, Highwoods Properties, Inc. in Raleigh, North Carolina and Polymer Group in Charleston, South Carolina. He received his bachelors degree from Wofford College in South Carolina and his Masters of Business Administration from the University of South Carolina. He currently resides in Winston-Salem, North Carolina.

            Robert A. Ross is Vice President of Finance at Lazard Freres Real Estate Investors L.L.C. ("LFREI") where his responsibilities include financial and investor reporting, financial analysis and valuation of all investments, cash flow forecasting and other financial analysis. Prior to joining LFREI, he was Senior Vice President, Finance for Brookfield Financial Properties. Previously, he worked at Olympia & York Companies (USA) where he managed the Budget Department with responsibility for property and corporate-level budgeting. Mr. Ross earned a Bachelor of Science degree from Villanova University and a Masters of Business Administration degree from Fairleigh Dickinson University.

            Philip A. Schonberger has been actively engaged in the real estate business for twenty years. He currently is Managing Member of Albemarle Equities, LLC, a Hartford, Connecticut real estate firm focused on the acquisition of properties that will benefit from intensive and entrepreneurial asset and financial management. For three years beginning in 1990, he was the majority shareholder and served as Chairman of Landau & Heyman, Inc., a Chicago-based shopping center management firm founded in 1933. Prior to his current involvements, Mr. Schonberger operated a partnership with a major Washington, DC-based real estate owner active in retail real estate. He is a member of the International Council of Shopping Centers, having served as a State Director for the District of Columbia and Maryland. Mr. Schonberger is a graduate of Georgetown University and Columbia University Graduate School of Business.

            Mark S. Ticotin is a Managing Principal of LFREI and is the Chief Executive Officer and a director of Atria, Inc. and Kapson Senior Quarters Corp. Before joining Lazard, he was Senior Executive Vice President of Simon Property Group, Inc., a publicly traded real estate investment trust ("SPG"), after SPG merged with CPI in September 1998. Mr. Ticotin had been President and Chief Operating Officer of CPI when it merged with SPG. The portfolios of CPI and SPG consisted primarily of regional shopping centers. From 1988 to 1997, Mr. Ticotin was Senior Vice President of CPI and responsible for its leasing, legal and marketing departments. Prior to joining CPI in 1983, he was an attorney with the law firm of Cravath, Swaine & Moore. Mr. Ticotin also serves as a director of Center Trust, Inc., and is a member of the Membership Committee of Intown Holding Company, L.L.C.

            Andrew E. Zobler is a Principal of LFREI. He joined LFREI from Starwood Hotels & Resorts Worldwide, Inc., a global hotel management and ownership company, where he served as Senior Vice President of Acquisitions and Development. At Starwood, Mr. Zobler was responsible for capital raising, maintaining capital relationships and executing hotel acquisitions and dispositions in North America for all Starwood brands. Previously, Mr. Zobler was a law partner in the real estate group of the New York office of Greenberg, Traurig, Hoffman, Lipoff, Rose & Quentel. Prior to joining Greenberg, Traurig, Mr. Zobler practiced law with Paul, Weiss, Rifkind, Wharton & Garrison and Cravath, Swaine & Moore. Currently, Mr. Zobler is also a director of The Fortress Group, Inc.

            Messrs. Ross, Ticotin and Zobler were elected to the Board of Directors pursuant to the Company's Stockholder's Agreement with Prometheus Southeast Retail, LLC, which was entered into in connection with the issuance of a majority interest in the Company to Prometheus in 1998. See "Certain Relationships and Related Transactions - Prometheus Relationship" below.

            The following table sets forth certain information with respect to the current executive officers of the Company.

                   Name          Age                      Position
            J. Michael Maloney   56     Interim President and Chief Executive Officer
            Daniel J. Kelly      50     Executive Vice President, Chief Financial Officer
            Robin W. Malphrus    41     Senior Vice President, General Counsel and Secretary

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

Section 16(A) - Beneficial Ownership Reporting Compliance

            Each director and officer of the Company and each beneficial owner of 10% or more of the Company's Common Stock is required to file with the Securities and Exchange Commission and the New York Stock Exchange, by a specified date, reports of Common Stock ownership and changes in Common Stock ownership. To the Company's knowledge, based solely on copies of such filings furnished to the Company and written representations that no reports on Form 5 were required, during the fiscal year ended December 31, 2001, all such filings were timely made, except Mr. Maloney and Ms. Rice filed late a report disclosing one transaction each.

Item 11 - Executive Compensation

Summary Compensation Table

            The following table sets forth the compensation of the (i) the individuals serving as Chief Executive Officer during 2001 and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2001 (collectively, the "Named Executive Officers").

                                               Annual                                  Long-term
                                            Compensation                           Compensation Awards
                                           ----------------                  --------------------------------
                                                                               Restricted     Securities
                                                                                 Stock        Underlying           All Other
Name and Principal Position        Year   Salary ($)       Bonus ($)(7)      Awards ($)(12)   Options (#)       Compensation (21)
---------------------------        ----   ----------       ------------      --------------   -----------       -----------------
J. Michael  Maloney                2001     246,591  (4)      75,000  (8)           --           22,728  (18)          3,170
  President and Chief              2000          --               --                --           13,889  (18)             --
  Executive Officer                1999          --               --                --               --                   --

Daniel J. Kelly                    2001     200,000               --                --               --                5,754
  Executive Vice President and     2000     166,667               --           250,000  (13)         --                5,098
  Chief Financial Officer          1999      19,327  (5)          --            30,012  (13)         --                  249

Linda M. Swearingen (1)            2001     141,000           27,500                --               --                 4,763
  Former Senior Vice
  President,                       2000     133,156               --            77,029  (14)         --                 4,849
  Finance and Asset Management     1999     134,333               --            78,469  (14)     75,000   (19)          5,521

Robin W. Malphrus                  2001     130,000               --                --               --                 3,849
  Senior Vice President, General   2000     129,167               --            71,263  (15)         --                 5,104
  Counsel and Secretary            1999     123,333               --            58,894  (15)     75,000   (19)          5,738

C. Cammack Morton (2)              2001      60,000               --                --               --             3,081,352  (22)
  Former President and Chief       2000     330,000               --           339,711  (16)         --                16,720
  Executive Officer                1999     330,000               --           758,858  (16)     350,000  (20)         20,042

Suzanne L. Rice (3)                2001     136,707          188,181  (9)           --                --              230,476  (23)
  Former Senior Vice President     2000     134,333          187,758  (10)          --                --               37,700  (23)
                                   1999      97,500 (6)      166,667  (11)     218,081  (17)          --               15,482  (23)

(1) Ms. Swearingen's last day of employment with the Company was March 15, 2002.

(2)   Mr. Morton's last day of employment with the Company was March 6, 2001.

(3)   Ms. Rice's last day of employment with the Company was February 28, 2002.

(4) Mr. Maloney joined the Company in March 2001 as the President and Chief Executive Officer upon the resignation of Mr. Morton.

(5)   Mr. Kelly joined the Company in November 1999.

(6)   Ms. Rice joined the Company in April 1999.

(7) Except as noted below, bonuses for all of the officers of the Company for 2000 and 1999 were paid in the form of shares of restricted Common Stock ("Restricted Stock") and are reported under the Restricted Stock Award column of this table. The shares of Restricted Stock paid as bonuses vest all at once ("cliff vesting") after three years from issuance, except as otherwise noted below. The number of shares awarded is based on the market price of a share of Common Stock on the last day of the applicable calendar year. In consideration of the three- year vesting period, Restricted Stock bonus amounts are set at 150% of an equivalent cash bonus.

(8) Mr. Maloney's cash bonus of $75,000 was paid in March 2002 but, for the purposes of this table, is recorded as bonus earned during 2001.

(9) For purposes of this table, Ms. Rice's guaranteed annual cash bonus of $166,667 for the year ended February 28, 2002 is recorded as bonus earned during 2001. See "Employment Agreements."

(10) For purposes of this table, Ms. Rice's guaranteed annual cash bonus of $166,667 for the year ended February 28, 2001 is recorded as bonus earned during 2000. See "Employment Agreements."

(11) For purposes of this table, Ms. Rice's guaranteed annual cash bonus of $166,667 for the year ended February 29, 2000 is recorded as bonus earned during 1999. See "Employment Agreements."

(12) Unless otherwise indicated, all Restricted Stock reported here has been exchanged for options to purchase shares of Restricted Stock at a purchase price equal to 10% of the market value of a share on the date of grant ("Repurchase Rights"). The vesting schedule for all Repurchase Rights mirrors that of the exchanged Restricted Stock. A dividend equivalent right is associated with all Repurchase Rights.

(13) Mr. Kelly received his long-term incentive compensation in the form of Restricted Stock as follows:

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

      As of December 31, 2001, Mr. Kelly held 71,109 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $75,546 ($1.50 per share, net of a 10% exercise price for the Repurchase Rights). Dividends or dividend equivalents are payable on such Restricted Stock and shares underlying such Repurchase Rights.

(14) Ms. Swearingen received her annual bonus and her long-term incentive compensation in the form of Restricted Stock as follows:

      (a) 15,500 shares, with a value of $78,469 ($5.625 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1999 as Ms. Swearingen's 1998 bonus; and
      (b) 16,700 shares, with a value of $77,029 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as Ms. Swearingen's 1999 bonus.

      As of December 31, 2001, Ms. Swearingen held 47,649 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $42,409 ($1.50 per share, net of a 10% exercise price for the Repurchase Rights). Dividends or dividend equivalents are payable on all of such Restricted Stock and the shares underlying such Repurchase Rights.

(15) Ms. Malphrus received her annual bonus and her long-term incentive compensation in the form of Restricted Stock as follows:

            (a) 1,000 shares, with a value of $6,750 ($7.50 per share) net of a 10% exercise price, subject to a three-year graded vest, were awarded January 1, 1999 to Ms. Malphrus as long-term incentive compensation ; and
            (b) 10,300 shares, with a value of $52,144 ($5.625 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1999 as Ms. Malphrus' 1998 bonus; and
            (c) 15,450 shares, with a value of $71,263 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as Ms. Malphrus' 1999 bonus.

      As of Decermber 31, 2001, Ms. Malphrus held 39,214 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $35,072 ($1.50 per share, net of a 10% exercise price for the Repurchase Rights). Dividends or dividend equivalents are payable on all of such Restricted Stock and the shares underlying such Repurchase Rights.

(16) Mr. Morton received a portion of his base annual salary, his periodic increases in base annual salary, his annual bonus and his long-term incentive compensation in the form of Restricted Stock as follows:

      (a) 21,800 shares, with a value of $112,815 ($5.75 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 1999 as an increase in Mr. Morton's 1999 base annual salary;
      (b) 38,650 shares, with a value of $200,014 ($5.75 per share) net of a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 1999 as part of Mr. Morton's 1999 base annual salary;
      (c) 96,700 shares, with a value of $446,029 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as Mr. Morton's 1999 bonus;
      (d) 30,250 shares with a value of $139,528 ($5.125 per share) net at a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as an increase in Mr. Morton's base annual salary; and
      (e) 43,400 shares with a value of $200,183 ($5.125 per share) net at a 10% exercise price, subject to a one-year cliff vest, were awarded March 1, 2000 as part of Mr. Morton's 2000 base annual salary.

      Pursuant to Mr. Morton's separation agreement dated March 6, 2001, the Repurchase Rights referred to above in notes a, c, d, & e were cancelled. Mr. Morton also agreed that 225,851 vested Repurchase Rights (including those noted in (b) above) would remain outstanding (and entitled to dividend equivalents) until April 2002. See "--Separation Agreement" below for further details.

(17) Amounts shown consist of: (i) bonus amounts earned during 1999 and paid during 2000 in the form of Restricted Stock and (ii) leasing, management and development commissions paid in the form of Restricted Stock during 1999 pursuant to Ms. Rice's employment contract. Such Restricted Stock was issued as follows:

      (a) 27,368 shares with a value of $162,500 ($5.9375 per share) were awarded April 1, 1999 as a partial payment towards leasing, management and development commissions expected to be earned through March 31, 2001 and ;
      (b) 12,050 shares, with a value of $55,581 ($5.125 per share) net of a 10% exercise price, subject to a three-year cliff vest, were awarded March 1, 2000 as part of Ms. Rice's 1999 bonus.

      As of December 31, 2001, Ms. Rice held 39,418 shares of both vested and unvested Restricted Stock (or Repurchase Rights) worth $52,951 ($1.50 per share). Dividends or dividend equivalents are payable on all of the shares underlying such Repurchase Rights.

(18) Mr. Maloney received stock options in lieu of cash for his Board of Directors compensation for each respective year.

(19) These options vest five years from date of grant or, if earlier, on the following schedule: 33% vest upon the Common Stock price reaching $12, an additional 33% vest upon the Common Stock price reaching $14 and the remaining 34% vest upon the Common Stock price reaching $19, in each case, less dividends paid. The Named Executive Officer is entitled to receive certain dividend equivalent amounts on the shares underlying the options as follows: as of November 11, 1999, an amount equal to the dividends that would have been paid since that date on 20% of the shares underlying such options; each anniversary thereafter (through November 11, 2003), an additional 20% of such shares enjoy dividend equivalent rights as though such shares were outstanding as of November 11th of that year. For each recipient, the unvested portion of these options cancel upon termination or resignation from the Company.

(20) Pursuant to his separation agreement with the Company, Mr. Morton forfeited his rights with respect to the 350,000 options issued previously for this year. See "--Separation Agreement" below.

(21) Amounts shown represent matching contributions to the Company's 401(k) Retirement and Savings Plan, car allowances and life and disability insurance cost.

(22) Severance payments made to Mr. Morton pursuant to his separation agreement with the Company. See "--Separation Agreement" below.

(23) Amounts shown include leasing, management and development commissions totaling $230,476 in 2001, $34,805 in 2000 and $12,281 in 1999 paid pursuant to Ms. Rice's employment contract.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values (1)

            The following table sets forth certain information concerning exercises of stock options during 2001 and the year-end value of unexercised options held by each of the Named Executive Officers:


                                                                                 Number of                  Value of Unexercised
                                                                           Securities Underlying                In-the-money
                                                                            Unexercised Options                  Options At
                                                                                 At Fiscal                     Fiscal Year-End
                            Shares Acquired On                                  Year-End (#)                        ($)
        Name                   Exercise (#)       Value Realized ($)   Exercisable/unexercisable(2)    Exercisable/unexercisable(3)
                           --------------------------------------------------------------------------------------------------------
C. Cammack Morton                  225,851             134,982                 300,000/--(4)                        --/--
J. Michael Maloney                    -                   -                     36,617(5)/--                        --/--
Daniel J. Kelly                       -                   -                        --/--                            --/--
Linda M. Swearingen (6)               -                   -                    20,000/75,000                        --/--
Robin W. Malphrus                     -                   -                      --/75,000                          --/--
Suzanne L. Rice                       -                   -                        --/--                            --/--

(1) Excludes Repurchase Rights with a 10% exercise price, which are reported under the "Restricted Stock Awards" column of the Summary Compensation Table.
(2) Future exercisability is subject to vesting and the optionee remaining employed by the Company.
(3) Value is calculated by subtracting the exercise price from the fair market value of the securities underlying the option at fiscal year-end and multiplying the results by the number of in-the-money options held. Fair market value was based on the closing price of the Common Stock on the New York Stock Exchange at December 31, 2001 ($1.50).
(4) Pursuant to his separation agreement with the Company, Mr. Morton forfeited his rights with respect to these options if he did not exercise them by April 2002. See "--Separation Agreement" below.
(5) These options were issued as Board compensation prior to Mr. Maloney becoming an executive officer and were fully exercisable upon the effective date and expire on May 14, 2005.
(6) The unexercisable options were forfeited on Ms. Swearingen's last day of employment.

Compensation of Directors

            General. The Company pays an annual retainer fee of $12,000 to directors who are not employees of the Company, plus a fee of $1,000 for each Board of Directors and assigned committee meeting attended, except as detailed below. Pursuant to an agreement with Messrs. Ross, Ticotin and Zobler, the Company does not compensate them for serving on the Board of Directors, but it reimburses them for any expenses incurred in attending meetings of the Board of Directors and assigned committees. Directors fees are payable quarterly.

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

            Establishment of Special Committee. On June 19, 2001 the Board appointed a special committee of independent directors for the purpose of (i) negotiating with a goal towards entering into an agreement with Prometheus to amend, modify, or replace the contingent value rights to the extent the special committee deems it advisable and (ii) reviewing, considering, investigating, evaluating and making any recommendations to the Board of Directors regarding various strategic alternatives available to the Company relating to the Company's non-outlet centers. Having disposed of the outlet assets in the fall, the scope of the special committee's powers now includes reviewing strategic alternatives for the entire Company, which may include the negotiation of a business combination or other change-of-control transaction, and making a recommendation to the entire board.

            The special committee is comprised of William D. Eberle (Chairperson), Carol R. Goldberg and L. Glenn Orr, Jr. In lieu of the normal Board compensation, the members of the special committee shall receive a total fee of $75,000 payable in quarterly installments commencing September 2001 until June 2002. Upon completion of the special committee's assignment, any unpaid balance would then become due and payable.

Employment Agreements

            J. Michael Maloney. Mr. Maloney entered into an employment contract with the Company on February 13, 2002. Mr. Maloney's contract is effective until September 4, 2002. Mr. Maloney's contract provides for a maximum payment of $300,000 for the six month period ending September 4, 2002. The contract also states that a bonus of $200,000, in recognition of his agreement to serve as Chief Executive Officer for the 18-month period ending September 4, 2002 will be payable to him at the earlier of the end of his contract or upon sale or change in control of the Company. In addition to his duties as Chief Executive Officer, Mr. Maloney will lead the Company's efforts in connection with any transaction relating to the sale of the Company, as directed by the special committee of the Board of Directors.

            Mr. Maloney was hired to serve as interim president and CEO commencing March 2001. Mr. Maloney is the founder and serves as President of Highland Capital Group, Inc., an investment and consulting services company. As Mr. Maloney continues to serve as President of Highland Capital Group, his employment agreement does not require that he devote all of his business time to the Company.

            Daniel J. Kelly. Mr. Kelly entered into an employment contract with the Company on December 29, 2000. Mr. Kelly's contract is effective until December 31, 2002. Mr. Kelly's contract provides for a minimum annual base salary at the rate of $200,000, which may be increased from time to time by the Board of Directors, and for the potential to receive annual bonuses. On January 1, 2002, the Company elected to not extend Mr. Kelly's contract.

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

            For purposes for Mr. Kelly's employment contract, "change in control" generally means any sale, merger, consolidation, or any other business combination or reorganization in which a third party becomes the beneficial owner of more than 50% (on a fully diluted basis) of the Company's common stock or voting power or any sale or other disposition of all or substantially all of the assets of Company. Additionally, the agreement has been modified so that a going private transaction with Lazard Freres Real Estate Investors, LLC or affiliate would be considered a change in control for purposes of applying the provisions of this contract.

Separation Agreement

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

            In addition, the parties agreed upon Mr. Morton's rights under various equity awards. Mr. Morton's equity awards fall into three categories:
(i) 617,150 Repurchase Rights with exercise prices ranging from approximately $.51 to $.77 per share (the "deeply discounted Repurchase Rights"), (ii) 440,000 Repurchase Rights issued in exchange for stock options, which rights have exercise prices significantly above the current market price for the Company's common stock (the "out-of-the-money Repurchase Rights") and (iii) 210,000 out-of-the-money stock options. Unlike the stock options, all Repurchase Rights are entitled to dividend equivalent payments.

            Mr. Morton agreed that his 225,851 vested deeply discounted Repurchase Rights and 300,000 vested out-of-the-money Repurchase Rights would remain outstanding (and entitled to dividend equivalent rights) only until April 1, 2002. He also agreed to the immediate cancellation of the remaining 391,299 deeply discounted Repurchase

Rights in exchange for an additional cash payment of $900,000, of which the Company paid $400,000 in 2001 and the remaining $500,000 in January 2002. Mr. Morton also forfeited his interest in 140,000 out-of-the-money Repurchase Rights and 210,000 out-of-the-money stock options in exchange for $35,000 in cash.

Compensation Committee Interlocks and Insider Participation

            During 2001, the following individuals (none of whom was or had been an officer or employee of the Company) served on the Executive Compensation
Committee: Ms. Goldberg (Chairperson) and Messrs. Schonberger and Zobler. No member of the Executive Compensation Committee was or is an officer or employee of the Company.

Compensation Committee Report

            Executive Officer Compensation Policies. The goals of the Compensation Committee (the "Committee") with respect to the compensation of the Company's executive officers for 2001 are to (i) provide a competitive total compensation package that enables the Company to attract and retain qualified executives and (ii) align the compensation of such executives with the Company's overall business objectives and strategies. To this end, the Committee determines executive compensation consistent with a philosophy of compensating executive officers based on their responsibilities and the Company's performance in attaining financial and non-financial objectives.

            The primary components of the Company's executive compensation program for 2001 were: (i) base salaries and (ii) performance-based bonuses related to stated objectives in connection with the Company's restructuring plans. Generally, the more senior the position, the greater the compensation that varies with achieving Company objectives.

         Chief Executive Officer's Compensation. J. Michael Maloney's compensation for 2001 as the Company's interim Chief Executive Officer consisted of an annual base salary of $300,000. Mr. Maloney received an additional payment of $100,000 in March for the one-year period ending March 4, 2002. Both the base salary and additional payment amounts were pursuant to an understanding entered into with Mr. Maloney in connection with his agreeing to serve as interim CEO.

            Stock Options. The Company established an Employee Stock Incentive Plan (the "Stock Incentive Plan") in 1993 for the purpose of attracting and retaining the Company's executive officers and other employees. A maximum of 2,800,000 shares of Common Stock are issuable under the Stock Incentive Plan. The Stock Incentive Plan allowed for the grant of incentive and nonqualified options (within the meaning of the Internal Revenue Code) that were exercisable at a price equal to the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceding the date of grant. All of the Company's executive officers were eligible to receive options to purchase shares of Common Stock granted under the Stock Incentive Plan. In June 1999, 1,525,000 options were issued to the Company's senior management. These options vest five years from date of grant or, if earlier, upon the following schedule: 33% vest upon the Common Stock price reaching $12, an additional 33% vest upon the Common Stock price reaching $14 and the remaining 34% upon the Common Stock price reaching $19, in each case, less dividends paid. Such officers are entitled to receive certain dividend equivalent amounts on the shares underlying these options as follows: as of November 11, 1999, an amount equal to the dividends that would have been paid since that date on 20% of the shares underlying such options; each anniversary thereafter (through November 11, 2003), an additional 20% of such shares enjoy dividend equivalent rights as though such shares were outstanding as of November 11th of that year. These options issued under the Stock Incentive Plan have been or will be cancelled under the terms of the separation agreement with Mr. Morton as described above at "-- Separation Agreement." No stock options were issued under the Stock Incentive Plan in 2001.

            Restricted Stock and Repurchase Rights. The Company established a Restricted Stock plan (the "Restricted Plan") in 1996, reserving 350,000 shares of Common Stock for issuance thereunder, to give the Committee more flexibility in designing equity-based compensation arrangements to attract, motivate and retain executives and other key employees. Such equity-based compensation was designed to align more closely the financial interests of management with that of the stockholders. In 1997 and 1998, the Company reserved in the aggregate an additional 1,900,000 shares of Common Stock for issuance under the Restricted Plan. The Restricted Plan, which is administered by the Committee, provides for the grant of Restricted Stock awards to any new or existing employee of the Company, including executive officers. Awards under the Restricted Plan typically will be subject to various vesting schedules ranging from one to four years from the date of grant. The Restricted Plan permits the Committee to customize the vesting schedule by deferring the commencement date, lengthening the vesting period and/or conditioning vesting upon the achievement of specified performance goals. During 2001, the Company granted 35,018 shares of Restricted Stock to officers and other key employees.

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

            The Executive Compensation Committee respectively submits this report to the stockholders.

                         Carol R. Goldberg, Chairperson
                              Philip A. Schonberger
                                Andrew E. Zobler

Performance Graph

            Set forth below is a line graph comparing the yearly percentage change in the Company's cumulative total return on the Common Stock with the cumulative total return of a hypothetical investment in each of the Standard & Poor's Composite - 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 in the Common Stock on December 31, 1996 and the reinvestment of dividends. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. The NAREIT equity index includes all tax qualified real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market System.

                        [PERFORMANCE GRAPH APPEARS HERE]

                                  Dec-96        Dec-97         Dec-98         Dec-99        Dec-00         Dec-01
Konover Property Trust, Inc.      100.00        116.98         106.60         102.61         78.95          27.87
S&P 500 Comp - LTD                100.00        133.35         171.46         207.53        188.64         166.24
NAREIT Equity Index               100.00        120.26          99.21          94.63        119.58         136.24

Item 12 - Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 20, 2002 by: (a) each Named Executive Officer; (b) each director and nominee; (c) current executive officers and directors as a group; and (d) each person or group known by the Company to beneficially own more than five percent of the Common Stock. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of Common Stock set forth opposite their name.

                                                                    Amount and Nature of Beneficial       Percent Of
                                                                             Ownership (1)                 Class (9)
                                                                   ----------------------------------   ---------------
C. Cammack Morton................................................                492,581  (2)                  1.6%
Daniel J. Kelly..................................................                 32,180  (3)                   *
Linda M. Swearingen..............................................                 70,012  (4)                   *
Robin W. Malphrus................................................                 25,137  (5)                   *
Suzanne L. Rice .................................................                 27,371                        *
William D. Eberle ...............................................                 30,125  (6)                   *
Carol R. Goldberg................................................                     --                        *
Simon Konover ...................................................                 30,897  (7)                   *
J. Michael Maloney ..............................................                 36,617                        *
L. Glenn Orr, Jr.................................................                     --                        *
Robert A. Ross ..................................................                     --                        *
Philip A. Schonberger............................................                     --                        *
Mark S. Ticotin..................................................             21,052,631  (8)                 66.5%
Andrew E. Zobler.................................................                     --                        *
All current executive officers and directors as a group (13)                  21,304,970                      67.3%
Prometheus Southeast Retail Trust................................             21,052,631  (8)                 66.5%

----------------

(1) Includes shares issuable upon exercise or conversion of other securities within the next 60 days.
(2) Includes 300,000 of out-of-the-money options which are outstanding until April 1, 2002. See "Executive Compensation -- Separation Agreement" for additional information.
(3)   Includes 32,180 shares issuable upon exercise of vested Repurchase Rights.
(4)   Includes 67,649 shares issuable upon exercise of vested Repurchase Rights.
(5)   Includes 23,449 shares issuable upon exercise of vested Repurchase Rights.
(6)   Includes 23,030 shares issuable upon exercise of vested Repurchase Rights.
(7) Represents shares issuable (at the Company's option) upon redemption of partnership interests in KPT Properties, L.P.
(8) Prometheus Southeast Retail Trust ("Prometheus") is the direct owner of this interest in the Company. Prometheus Southeast Retail LLC owns all of the common equity interests in Prometheus. Prometheus Southeast Retail LLC has one member, LFSRI II SPV REIT Corp. ("SPV"). SPV has three owners of its common shares: LF Strategic Realty Investors II L.P. ("LFSRI II") owns 86.1%, LFSRI II Alternative Partnership L.P. ("Alternative") owns 10.4% and LFSRI II-CADIM Alternative Partnership L.P. ("CADIM") owns 3.5%. Lazard Freres Real Estate Investors L.L.C. ("LFREI") is the general partner of each of LFSRI II, Alternative and CADIM. Lazard Freres & Co., LLC is the managing partner of LFREI. Mr. Ticotin is a Managing Principal of LFREI. As a consequence of the foregoing, Mr. Ticotin may be deemed to have an indirect beneficial ownership interest in the Company, as well as indirect shared investment power and indirect shared voting power. Mr. Ticotin hereby disclaims beneficial ownership of the shares of the Company held by Prometheus except to the extent of any pecuniary interest he may have therein by virtue of his being an executive officer of LFREI.

(9) An asterisk (*) indicates less than one percent. Shares issuable upon exercise or conversion of other securities within the next 60 days are deemed outstanding for the purpose of computing the percentage of outstanding securities owned by the person or group named but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Item 13 - Certain Relationships and Related Transactions

            Prometheus Relationship. Prometheus Southeast Retail Trust, which is indirectly controlled by LFREI, acquired its 66% interest in the Company during 1998 pursuant to the shareholder-approved Stock Purchase Agreement with the Company.

            Pursuant to a related Stockholders Agreement with Prometheus, the Company was initially obligated to take all actions necessary to cause the Board of Directors to consist of at least nine members, three of whom were designated by Prometheus (the "Prometheus Nominees"). However, the number of Prometheus Nominees that Prometheus is entitled to nominate decreases as the value of its ownership interest in the Company decreases, as set forth below:

Investment Value                    Number of Prometheus Nominees
----------------                    -----------------------------
$50 million or more                 Three or proportional one-third share of the Board if Board size over nine

$25 million to $50 million          Two or proportional two-ninths share of the Board if Board size over nine

$10 million to $25 million          One or proportional one-ninth share of the Board if Board size over nine

Less than $10 million               None


            At the time of the Company's 2001 annual shareholders' meeting, Prometheus was entitled to three nominees. The three nominees were Mr. Ross, Mr Ticotin and Mr. Zobler. Mr. Ross is a Vice President of Finance of LFREI. Mr. Ticotin is a Managing Principal of LFREI. Mr. Zobler is a Principal of LFREI.

            The Company also entered into a Contingent Value Right Agreement, which provides that if Prometheus has not doubled its investment (through stock appreciation, dividends, or both) by January 1, 2004, the Company will pay Prometheus in cash or stock, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

            Loans to Sunset KPT Investments, Inc. In order to satisfy previous income source tests imposed on REITs, the Company's interest in certain development land and a third-party management business was held through its 85% economic interest in Sunset KPT Investments, Inc. (formerly Wakefield Investment, Inc.). In 2001, Messrs. Morton and Miniutti transferred their 13.5% interests in Sunset KPT Investments, Inc. to Konover Development and Management South Corporation, an affiliate of Mr. Konover. The remaining 1.5% interest was held by a previous officer of the Company. Subsequent to this transfer, the Company completed the purchase of the remaining 15% economic interest in Sunset KPT Investments, Inc. in January 2002.

The following table provides information about certain loans from the Company to Sunset KPT Investments, Inc. made during 2001:

Project                      2001 Activity  Interest   Purpose of Loan
-------------------------------------------------------------------------------------------------------
Mercer Mill                    $189,752         0%     Provide funding to purchase and develop land.
RMC/Konover Property                                   Provide for operations of third-party management
Trust, LLC                     $534,745         0%       company.
Carolina Bay                   $515,075        15%     Provide funding to purchase and develop land.
Sunset KPT Investments         $134,724        15%     Provide funding for holding company operations.

            Lease Guarantee Obligations. In 1998, the Company acquired Lake Point Centre, which had been developed by certain affiliates of Mr. Konover prior to its sale to the Company. The amount paid by the Company for the property was $14.5 million; however, as a condition of the sale, the seller, an affiliate of Mr. Konover, is obligated to pay certain monthly lease payments on unleased space at the center until March 2003. There were no payments received during 2001 pursuant to this lease-guarantee obligation. As of March 2002, affiliates of Mr. Konover owed $472,420 under this lease-guarantee obligation.

            Payment of Deferred Purchase Price. In 1998, the Company entered into an agreement with affiliates of Mr. Konover to take over the management and leasing of certain properties. In consideration of the assignment of the management and leasing agreements to the Company, the Company agreed to pay $1.1 million in 1999, $1.4 million in 2000 and $1.3 million in 2001. The final $1.3 million payment was made in January 2001.

            Sale of Florida Property Management Business in 2002. On February 28, 2002, the Company sold RMC/Konover Trust LLC ("RMC") to RMC Management Company LLC, a Florida limited liability company whose sole member is Suzanne L. Rice, a former officer of the Company. Under the terms of the agreement, the entity affiliated with Ms. Rice will assume the operating assets, third-party liabilities and property management and leasing contracts for 70 shopping centers totaling 6.5 million square feet. The Company's net liabilities and often obligations including office space and equipment losses and related employee benefits assumed by RMC Management Company LLC were approximately
$0.2 million. The Company will retain the Sunrise, Florida office that manages and leases five of the Company's Florida shopping centers, along with three other third-party management and leasing contracts.

            Retention of Kaye Scholer LLP as counsel to the Special Committee. As discussed under "Executive Compensation -- Compensation of Directors," the Board of Directors has formed a special committee to review strategic alternatives for the entire Company, which may include the negotiation of a business combination or other change-of-control transaction, and making a recommendation to the entire board. In connection with the discharge of its duties, the special committee has engaged Kaye Scholer LLP as legal counsel. Mr. Eberle, who serves on the special committee, is of counsel to Kaye Scholer LLP.

                                     Part IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)(1) The following consolidated financial statements are filed as part of the report:

                                                                           Page
                                                                           ----

            Report of independent public accountants                        F-2

            Consolidated balance sheets as of December 31, 2001 and 2000    F-3

            Consolidated statements of operations for the years ended
            December 31, 2001, 2000 and 1999                                F-4

            Consolidated statements of stockholders' equity for years
            ended December 31, 2001, 2000 and 1999                          F-5

            Consolidated statements of cash flows for the years
            ended December 31, 2001, 2000 and 1999                          F-6

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

            Report of Independent Public Accountants

            Financial Statements:

                  Statements of Net Assets Available for Plan Benefits as of
                    December 31, 2001 and 2000

                  Statements of Changes in Net Assets Available for Plan
                    Benefits for the Years Ended December 31, 2001, 2000
                    and 1999

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

3.2        Amended and Restated Bylaws of the Company (5)

   4.1 Agreement to Furnish Certain Instruments Defining the Rights of Long-Term Debt Holders (6)

   4.2 Promissory note dated December 21, 2000 for $46.4 million between Mount Pleasant KPT LLC (Borrower) and GMAC Commercial Mortgage Corporation (Lender) (8)

   4.3 Fee and Leasehold Mortgage and Security Agreement between Mount Pleasant KPT LLC (Borrower) and GMAC Commercial Mortgage Corporation (Lender) effective December 20, 2000 (8)

* 10.1 Separation Agreement and General Release between the Company and C. Cammack Morton (7)

* 10.2 Employment Agreement between the Company and Daniel J. Kelly effective December 29, 2000 (8)

* 10.3      Separation and Settlement Agreement between the Company and Patrick
            M. Miniutti dated March 30, 2001 (8)

* 10.4      Amended and Restated 1993 Employee Stock Option Plan (2) (6)

* 10.5      1996 Restricted Stock Plan (2)

* 10.6      Form of Individual Exchange Agreement

* 10.7      Amended and Restated 1995 Outside Directors Stock Award Plan (8)

  10.8 Amended and Restated Agreement of Limited Partnership of the Operating Partnership (3)

  10.9 First Amendment to the Master and Exchange Option Agreement, dated as of March 16, 1998 by and among the Company, FAC Realty, L.P. and the Contributors listed therein (4)

 10.10 Assignment of Interest in Master Agreement and Exchange Option Agreement, and Consent of Limited Partners dated December 22, 1997
            (4)

 10.11 Exchange Option Agreement dated as of October 1, 1997, by and among Carolina FAC, Limited Partnership, FAC Realty, Inc. and the Owners of the Properties and Interests listed therein (4)

 10.12 Master Agreement, dated as of October 1, 1997, by and among FAC Realty, Inc., Carolina FAC, Limited Partnership, and the other signatories listed therein (4)

*10.13 Amended and Restated Stock Purchase Agreement, dated as of March 23, 1998, between the Company and Prometheus Southeast Retail, LLC (4)

*10.14 Stockholders Agreement, dated February 24, 1998, among the Company and Prometheus Southeast Retail, LLC (4)

*10.15 Registration Rights Agreement, dated February 24, 1998 between the Company and Prometheus Southeast Retail, LLC (4)

*10.16 Contingent Value Right Agreement, dated February 24, 1998, among the Company and the Prometheus Southeast Retail, LLC (4)

*10.17 Master Agreement dated February 24, 1998 by and among FAC Realty Trust, Inc., FAC Properties LP, and the signatories to the Master Agreement contained therein (9)

 10.18 The Agreement for Purchase and Sale, dated July 12, 2001, by and between Konover Property Trust, Inc. as seller and Chelsea GCA Realty, Inc. as buyer (10)

 10.19 Loan Agreement dated September 25, 2001, between KPT Communities LLC as borrower and CDC Mortgage Capital Inc. as lender (10)

*10.20 Separation Settlement Agreement dated September 17, 2001 by and between Christopher G. Gavrelis and Konover Property Trust, Inc.
            (10)

*10.21 Modification of Employment Agreement between the Company and Daniel J. Kelly

*10.22 Memorandum of Understanding Between KPT and Michael Maloney dated February 13, 2002

*10.23 Purchase and Sale Agreement dated January 31, 2002 between Sunset KPT Investment, Inc. as seller and Suzanne Levin Rice as purchaser

 10.24 Agreement for Sale dated August 28, 2001 between KPT Properties, L.P. as seller and Floyd Shechter, d/b/a Cumberland Financial Services as buyer

*10.25 Guaranty of Vacant Space Deficiency dated April 1, 1998 by Lake Pointe Centre Associates, LTD as guarantor in favor of KPT Properties, L.P.

  21.1      Subsidiaries of the Registrant

  23.1      Consent of Arthur Andersen LLP

  99.1      Letter to Securities and Exchange Commission

* Contract with management or affiliates of management or a compensatory plan.

----------------
(1) Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-39491)
(2) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1996
(3) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1997
(4) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 23, 1998, as amended on June 3, 1998
(5) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001
(6) Incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998
(7) Incorporated herein by reference to the Company's Current Report on Form 8-K dated March 6, 2001
(8) Incorporated herein by reference to the Company's annual report of Form 10-K for the year ended December 31, 2000
(9) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998
(10) Incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001

     The Exhibits described above and the Financial Statements of the Company's Employee Stock Purchase Plan have been filed separately with the Securities and Exchange Commission and are available upon written request to: Investor Relations, Konover Property Trust, Inc., 3434 Kildaire Farm Road, Suite 200, Raleigh, North Carolina, 27606.

      (c) Reports on Form 8K

      The Company filed an 8-K on October 10, 2001. The report dated September 25, 2001, reported under Item 2 the disposal of 31 centers to Chelsea GCA Realty, Inc. The Company also reported under Item 5 the refinancing of certain properties. The report included pro forma financial information.

Signatures

----------------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002           Konover Property Trust, Inc


                                By  /s/ J. Michael Maloney
                                  ----------------------------------------------
                                J. Michael Maloney
                                Interim President and Chief Executive Officer, Director

                                By   /s/ Daniel J. Kelly
                                  ----------------------------------------------
                                Daniel J. Kelly
                                Executive Vice President and Chief Financial
                                Officer (Principal Accounting Officer)

                                By   /s/ Simon Konover
                                  ----------------------------------------------
                                Simon Konover
                                Chairman of the Board of Directors


                                By   /s/ William D. Eberle
                                  ----------------------------------------------
                                William D. Eberle
                                Director

                                By   /s/ Carol R. Goldberg
                                  ----------------------------------------------
                                Carol L. Goldberg
                                Director

                                By   /s/ L. Glenn Orr, Jr.
                                  ----------------------------------------------
                                L. Glenn Orr, Jr.
                                Director

                                By   /s/ Robert A. Ross
                                  ----------------------------------------------
                                Robert A. Ross
                                Director

                                By
                                  ----------------------------------------------
                                Philip A. Schonberger
                                Director

                                By   /s/ Mark S. Ticotin
                                  ----------------------------------------------
                                Mark S. Ticotin
                                Director

                                By   /s/ Andrew E. Zobler
                                  ----------------------------------------------
                                Andrew E. Zobler
                                Director

                          Konover Property Trust, Inc.
                        Consolidated Financial Statements
                  Years Ended December 31, 2001, 2000 and 1999

                   Index to Consolidated Financial Statements

Report of Independent Public Accountants....................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000................F-3

Consolidated Statements of Operations for the years ended
    December 31, 2001, 2000 and 1999........................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2001, 2000 and 1999........................................F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999........................................F-6

Notes to Consolidated Financial Statements..................................F-7

Report of Independent Public Accountants

To Konover Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Konover Property Trust, Inc. (a Maryland corporation) and subsidiaries and partnership as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Konover Property Trust, Inc. and subsidiaries and partnership as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedule III included with the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Raleigh, North Carolina
MArch 28, 2002

                           KONOVER PROPERTY TRUST, INC
                        AND SUBSIDIARIES AND PARTNERSHIP
                           Consolidated Balance Sheets

                                                                                        December 31,
                                                                                      2001         2000
                                                                                   ----------------------
                                                                                       (in thousands)
                                               Assets
Properties:
   Land                                                                            $  43,725    $ 122,165
   Buildings and improvements                                                        240,993      525,699
   Deferred leasing and other charges                                                 14,361       43,304
                                                                                   ----------------------
                                                                                     299,079      691,168
   Accumulated depreciation and amortization                                         (33,373)     (97,957)
                                                                                   ----------------------
                                                                                     265,706      593,211
   Properties under development                                                        4,694       22,576
   Properties held for sale                                                           60,701       18,900
 Other assets:
   Cash and cash equivalents                                                          17,615       10,660
   Restricted cash                                                                     4,956       11,540
   Tenant and other receivables, net of allowance of $2,948 and $2,069 at
    December 31, 2001 and 2000, respectively                                           5,406        6,980
   Notes receivable                                                                      477          663
   Investment in and advances to unconsolidated entities                              18,606       25,120
   Deferred charges and other assets                                                   6,855       13,621
                                                                                   ----------------------
                                                                                   $ 385,016    $ 703,271
                                                                                   ======================

                               Liabilities and Stockholders' Equity

Liabilities:
   Debt on income properties                                                       $ 229,709    $ 399,812
   Capital lease obligations                                                             196          437
   Accounts payable and other liabilities                                             10,732       26,451
                                                                                   ----------------------
                                                                                     240,637      426,700
                                                                                   ----------------------
Commitments and contingencies (Notes 2, 5, 6 and 15)

Minority interests                                                                     3,680        8,356
                                                                                   ----------------------

Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized,
     780,680 shares issued and outstanding at December 31, 2001 and 2000              18,679       18,679
   Stock purchase warrants                                                                 9            9
   Common stock, $0.01 par value, 100,000,000 shares authorized and 31,647,387 and 31,274,845 shares issued and outstanding at December 31, 2001 and 2000,
     respectively                                                                        316          313
   Additional paid-in capital                                                        290,453      290,059
   Accumulated deficit                                                              (168,756)     (40,481)
   Deferred compensation - Restricted Stock Plan                                          (2)        (364)
                                                                                   ----------------------
                                                                                     140,699      268,215
                                                                                   ----------------------
                                                                                   $ 385,016    $ 703,271
                                                                                   ======================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                        AND SUBSIDIARIES AND PARTNERSHIP
                      Consolidated Statements of Operations

                                                                              Year ended December 31,
                                                                        2001           2000           1999
                                                                    ----------------------------------------
                                                                     (in thousands, except per share data)
Rental operations:
   Revenues:
      Base rents                                                    $   58,265     $   71,254     $   64,248
         Percentage rents                                                  834          1,418          1,164
      Property operating cost recoveries                                13,575         14,358         14,538
      Other income                                                       2,439          1,890          2,499
                                                                    ----------------------------------------
                                                                        75,113         88,920         82,449
                                                                    ----------------------------------------
   Property operating costs:
      Common area maintenance                                            9,418         10,606          9,696
      Utilities                                                          2,485          2,865          2,807
      Real estate taxes                                                  7,782          8,526          8,140
      Insurance                                                          1,210          1,173          1,011
      Marketing                                                            213            652            574
         Other                                                           3,917          5,393          4,829
                                                                    ----------------------------------------
                                                                        25,025         29,215         27,057
   Depreciation and amortization                                        18,505         25,614         23,562
                                                                    ----------------------------------------
                                                                        43,530         54,829         50,619
                                                                    ----------------------------------------
                                                                        31,583         34,091         31,830
                                                                    ----------------------------------------
Other expenses:
   General and administrative                                            7,950          6,669          6,317
   Stock compensation amortization                                         845          2,865          1,979
   Severance and other related costs                                     6,099             --             --
   Interest, net                                                        28,131         27,806         16,801
   (Gain) loss on sale of real estate                                     (367)         1,946          3,810
   Adjustment to carrying value of property and investments            114,755         19,338          2,400
   Abandoned transaction costs                                              83          1,257          3,883
   E-commerce start-up costs                                                --             --          2,847
   Equity in losses of unconsolidated entities:
      Technology venture                                                    --          5,525             --
      Real estate operations                                             6,782          4,891            915
   Minority interest                                                    (3,645)        (1,157)           (78)
                                                                    ----------------------------------------
                                                                       160,633         69,140         38,874
                                                                    ----------------------------------------
Loss before extraordinary item                                        (129,050)       (35,049)        (7,044)
   Extraordinary gain on early retirement of debt (Note 5)                 775             --             --
                                                                    ----------------------------------------
Net loss                                                              (128,275)       (35,049)        (7,044)
   Preferred Stock Dividends                                              (271)        (1,084)        (1,089)
                                                                    ----------------------------------------
Net loss applicable to common stockholders                          $ (128,546)    $  (36,133)    $   (8,133)
                                                                    ========================================
Basic and diluted loss per common share:
Loss before extraordinary item applicable to common stockholders    $    (4.13)    $    (1.17)    $    (0.26)
Extraordinary item                                                        0.02             --             --
                                                                    ----------------------------------------

Net loss applicable to common stockholders                          $    (4.11)    $    (1.17)    $    (0.26)
                                                                    ========================================
Weighted average number of common shares outstanding                    31,292         30,954         30,847
                                                                    ========================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                        AND SUBSIDIARIES AND PARTNERSHIP
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2001, 2000 and 1999
                      (in thousands except per share data)

                                                                Convertible     Stock Purchase                    Additional
                                                              Preferred Stock      Warrants      Common Stock   Paid in Capital
                                                              -----------------------------------------------------------------
Balance at December 31, 1998                                    $  18,962         $       9        $     313        $ 328,705
  Issuance of 15,968 employee stock purchase plan shares               --                --               --               88
  Issuance of 64,389 shares of restricted stock                        --                --               --              415
  Repurchase of 493,200 shares of common stock                         --                --               (5)          (2,962)
  Expenses related to sale of common stock to Lazard                   --                --               --             (299)
  Cancellation of 13,891 shares of restricted stock                    --                --               --              (89)
  Compensation under stock plans                                       --                --               --               --
  Conversion of 11,320 shares of preferred stock into 31,444
     common shares                                                   (283)               --                1              282
  Repurchase of restricted stock                                       --                --               --               (8)
  Adjustment to value of minority interest in Operating
     Partnership                                                       --                --               --             (736)
  Preferred stock dividends ($.50 per share)                           --                --               --           (1,089)
  Common stock dividends ($.50 per share)                              --                --               --          (16,436)
  Net loss                                                             --                --               --               --
                                                              -----------------------------------------------------------------
Balance at December 31, 1999                                       18,679                 9              309          307,871
  Issuance of 22,512 employee stock purchase plan shares               --                --               --               98
  Issuance of 107,025 shares of restricted stock                       --                --                1              584
  Stock options issued for services                                    --                --               --               61
  Exercise of stock purchase rights for 94,600 shares of
     restricted stock                                                  --                --                1              591
  OP units converted into 260,876 shares of common stock               --                --                3            2,476
  Repurchase of 55,602 shares of common stock                          --                --               (1)            (236)
  Expenses related to sale of common stock to Lazard                   --                --               --           (3,697)
  Cancellation of 23,196 shares of restricted stock                    --                --               --             (140)
  Compensation under stock plans                                       --                --               --               --
  Adjustment to value of minority interest in Operating
     Partnership                                                       --                --               --              510
  Preferred stock dividends ($.50 per share)                           --                --               --           (1,084)
  Common stock dividends ($.50 per share)                              --                --               --          (16,975)
  Net loss                                                             --                --               --               --
                                                              -----------------------------------------------------------------
Balance at December 31, 2000                                       18,679                 9              313          290,059
  Issuance of 8,159 employee stock purchase plan shares                --                --               --               29
  Issuance of 11,892 shares of restricted stock                        --                --               --               60
  Stock options issued for services                                    --                --               --               18
  Exercise of stock purchase rights for 378,162 shares of
     restricted stock                                                  --                --                3            2,519
  OP units converted into 95,657 shares of common stock                --                --                1              908
  Repurchase of 91,010 shares of restricted stock                      --                --               (1)            (198)
  Adjustment to expenses related to sale of common stock to
     Lazard                                                            --                --               --            1,445
  Cancellation of 30,318 shares of restricted stock                    --                --               --             (203)
  Compensation under stock plans                                       --                --               --               --
  Preferred stock dividends ($0.125 per share)                         --                --               --             (271)
  Common stock dividends ($0.125 per share)                            --                --               --           (3,913)
  Net loss                                                             --                --               --               --
                                                              -----------------------------------------------------------------
Balance at December 31, 2001                                    $  18,679         $       9        $     316        $ 290,453
                                                              =================================================================

                                                                               Deferred
                                                               Accumulated   Compensation
                                                                (Deficit)     Restricted
                                                                Earnings      Stock Plan      Total
                                                               ---------------------------------------
Balance At December 31, 1998                                    $   1,612     $    (260)    $ 349,341
  Issuance of 15,968 employee stock purchase plan shares               --            --            88
  Issuance of 64,389 shares of restricted stock                        --          (415)           --
  Repurchase of 493,200 shares of common stock                         --            --        (2,967)
  Expenses related to sale of common stock to Lazard                   --            --          (299)
  Cancellation of 13,891 shares of restricted stock                    --            89            --
  Compensation under stock plans                                       --           200           200
  Conversion of 11,320 shares of preferred stock into 31,444
     common shares                                                     --            --            --
  Repurchase of restricted stock                                       --             8            --
  Adjustment to value of minority interest in Operating
     Partnership                                                       --            --          (736)
  Preferred stock dividends ($.50 per share)                           --            --        (1,089)
  Common stock dividends ($.50 per share)                              --            --       (16,436)
  Net loss                                                         (7,044)           --        (7,044)
                                                               ---------------------------------------
Balance at December 31, 1999                                       (5,432)         (378)      321,058
  Issuance of 22,512 employee stock purchase plan shares               --            --            98
  Issuance of 107,025 shares of restricted stock                       --          (422)          163
  Stock options issued for services                                    --            --            61
  Exercise of stock purchase rights for 94,600 shares of
     restricted stock                                                  --            --           592
  OP units converted into 260,876 shares of common stock               --            --         2,479
  Repurchase of 55,602 shares of common stock                          --            --          (237)
  Expenses related to sale of common stock to Lazard                   --            --        (3,697)
  Cancellation of 23,196 shares of restricted stock                    --           140            --
  Compensation under stock plans                                       --           296           296
  Adjustment to value of minority interest in Operating
Partnership                                                            --            --           510
  Preferred stock dividends ($.50 per share)                           --            --        (1,084)
  Common stock dividends ($.50 per share)                              --            --       (16,975)
  Net loss                                                        (35,049)           --       (35,049)
                                                               ---------------------------------------
Balance at December 31, 2000                                      (40,481)         (364)      268,215
  Issuance of 8,159 employee stock purchase plan shares                --            --            29
  Issuance of 11,892 shares of restricted stock                        --           (60)           --
  Stock options issued for services                                    --            --            18
  Exercise of stock purchase rights for 378,162 shares of
     restricted stock                                                  --            --         2,522
  OP units converted into 95,657 shares of common stock                --            --           909
  Repurchase of 91,010 shares of common stock                          --            --          (199)
  Adjustment to expenses related to sale of common stock to
     Lazard                                                            --            --         1,445
  Cancellation of 30,318 shares of restricted stock                    --           203            --
  Compensation under stock plans                                       --           219           219
  Preferred stock dividends ($0.125 per share)                         --            --          (271)
  Common stock dividends ($0.125 per share)                            --            --        (3,913)
  Net loss                                                       (128,275)           --      (128,275)
                                                               ---------------------------------------
Balance at December 31, 2001                                    $(168,756)    $      (2)    $ 140,699
                                                               =======================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                        AND SUBSIDIARIES AND PARTNERSHIP
                      Consolidated Statements of Cash Flows

                                                                                 Year ended December 31,
                                                                           2001           2000           1999
                                                                       ----------------------------------------
                                                                                     (in thousands)
Cash flows from operating activities:
    Net Loss                                                           $ (128,275)    $  (35,049)    $   (7,044)
    Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Amortization of debt premium                                        (391)          (521)          (913)
         Minority interest                                                 (3,645)        (1,157)           (78)
         Extraordinary gain on early retirement of debt                      (775)            --             --
         Depreciation and amortization                                     18,505         25,614         23,562
         Stock compensation amortization                                      845          2,865          1,979
         (Gain) loss on sale of real estate                                  (367)         1,946          3,810
         Adjustment to carrying value of property                         114,755         19,338          2,400
         Adjustment to carrying value of other assets held for sale         4,256             --             --
         Abandoned transaction costs                                           83          1,257          3,883
         Amortization of deferred financing costs                           2,008          2,344          2,144
         Technology venture operations                                         --          5,525             --
         Net changes in:
            Tenant and other receivables                                   (1,103)         2,229             48
            Deferred charges and other assets                                (421)        (1,343)        (1,441)
            Accounts payable and other liabilities                         (6,812)        (3,806)         5,432
         Restricted cash - operational escrows                              1,891           (148)          (755)
                                                                       ----------------------------------------
         Net cash provided by operating activities                            554         19,094         33,027
                                                                       ----------------------------------------

Cash flows from investing activities:
    Investment in income-producing properties                             (10,878)       (36,821)       (68,564)
    Net proceeds from sale of real estate                                 190,250          3,553          4,900
    Acquisition of income-producing properties, net                            --             --        (71,532)
    Investment in and advances to unconsolidated entities                     (98)        (4,502)           127
    Payments received on notes receivable, net                                185          4,622          8,414
    Change in restricted cash - investing                                   4,693             40         (2,582)
                                                                       ----------------------------------------
         Net cash provided by (used in) investing activities              184,152        (33,108)      (129,237)
                                                                       ----------------------------------------

Cash flows from financing activities:
    Proceeds from debt on income-producing properties                      69,612         74,861         58,148
    Repayment of debt on income-producing properties                     (235,502)       (36,569)        (4,070)
    Deferred financing charges                                             (2,503)        (4,000)        (1,271)
    Other debt repayments                                                    (347)          (261)          (232)
    Net expenses from sale of common stock to Lazard                           --           (685)          (299)
    Exercise of stock purchasing rights                                       119             --             --
    Issuances of shares under employee stock purchase plan                     29             98             88
    Repurchase of common stock                                               (199)          (237)        (2,967)
    Distributions to stockholders                                          (8,960)       (13,899)       (18,080)
                                                                       ----------------------------------------
         Net cash (used in) provided by financing activities             (177,751)        19,308         31,317
                                                                       ----------------------------------------

Net increase (decrease) in cash and cash equivalents                        6,955          5,294        (64,893)
Cash and cash equivalents at beginning of year                             10,660          5,366         70,259
                                                                       ----------------------------------------
Cash and cash equivalents at end of year                               $   17,615     $   10,660     $    5,366
                                                                       ========================================

Supplemental disclosures of cash flow information
      Cash paid during the year for interest                           $   29,689     $   30,984     $   25,374
                                                                       ========================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.
                        AND SUBSIDIARIES AND PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                     (All square footage numbers unaudited)

1. Organization and Basis of Presentation

Organization

      Konover Property Trust, Inc. (the "Company"), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the acquisition, development, ownership, and operation of retail shopping centers. The Company's revenues are primarily derived under real estate leases with national, regional and local retailing companies. During 2001, the Company's Board of Directors created a Special Committee of the Board of Directors to evaluate potential long-term strategic alternatives for the Company. These alternatives may include the sale or merger of the Company or operating as a private or public company. The ultimate determination of fair value of the Company may differ from the net book value of assets recorded in the accompanying balance sheets.

      As discussed further in Note 13, the Company sold 33 centers during 2001. On December 31, 2001, the Company's owned properties consisted of:

1. thirty-one community shopping centers in six states aggregating approximately 4,003,000 square feet;

2. two centers that are held for sale, consisting of a 426,000-square-foot operating community shopping center and a 230,000-square-foot non-operating outlet center; and

3. one multi-use center under development consisting of 110,000 square feet of retail space and 97,000 square feet of office space in the preliminary phase of lease up.

      In addition, the Company had investments in:

..     three operating joint-venture community centers with 246,000 square feet and one joint venture community center under development throughout the majority of 2001 with 98,000 square feet;
..     a land-development joint venture consisting of approximately 590 acres
      (see Note 3); and
..     third-party management company with 6.9 million square feet under management or leasing contracts (see Note 3).

      The weighted-average square feet of gross leasable area was 8.1 million square feet for the year ended December 31, 2001 and 9.4 million square feet for the same period in 2000 (see Note 13 for further discussion of property disposals).

      On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership, (the "Operating Partnership") all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owned a 97% interest as of December 31, 2001. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

      At December 31, 2001, the Company had a majority economic interest in a taxable subsidiary, Sunset KPT Investment, Inc., organized under the laws of Delaware. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. The Company holds substantially all of the non-voting common stock of the taxable subsidiary. All of the voting common stock is held by an affiliated company of a director of the Company. Accordingly, this entity is accounted for under the equity method for investments. Additionally, this taxable subsidiary is taxed as a regular corporation. In January 2002, the Company acquired the remaining interest in Sunset KPT Investment, Inc.

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

      Properties under development include costs related to new development and expansions in process totaling approximately $4.7 million and $22.6 million at December 31, 2001 and 2000, respectively. The pre-construction stage of project development involves certain costs to secure land and zoning and to complete other initial tasks which are essential to the development of the project. These costs are transferred to properties under development when the pre-construction tasks are completed.

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

Properties Held for Sale

      As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the assets now held for sale. Assets held for sale are valued at the lower of carrying value or fair value less selling costs. As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company intends to sell one remaining outlet center and a 426,000-square-foot community center. An adjustment to the carrying value of these two properties of $11.9 million was recorded in 2001 in accordance with SFAS No. 121. The Company continues to operate the community center. The one remaining outlet center has nominal rental operations for 2001. The Company is actively marketing the properties. The Company's Nashville property previously held for sale at December 31, 2000 was sold in December 2001 for its approximate net book value.

      The net carrying value of assets currently being marketed for sale at December 31, 2001 is $60.7 million. The held-for-sale community center property was encumbered by $46.0 million of indebtedness at December 31, 2001. There is no debt outstanding on the held-for-sale outlet property.

      The following summary financial information pertains to the properties held for sale at December 31, 2001 and for the years ended December 31, excluding adjustments to carrying value of the properties (in thousands):

                                              2001          2000          1999
                                            -------       -------       -------
Revenues                                    $ 6,889       $ 6,975       $   500
Operating expenses                            2,287         1,894           546
                                            -----------------------------------
Net operating income                          4,602         5,081           (46)
Depreciation and amortization                 1,449         2,124           667
Interest, net                                 3,912         4,784           563
Other                                            --            40             2
                                            -----------------------------------
Net loss                                    $  (759)      $(1,967)      $(1,278)
                                            ===================================

Abandoned Transaction Costs

      The Company defers certain due diligence and other related costs in connection with the possible acquisition of income-producing properties, developments and venture projects. The Company evaluates the realization of the costs on an ongoing basis. Upon determining that the Company is not going to proceed with the transaction, the Company charges these costs to abandoned transaction costs in the accompanying consolidated statements of operations. The Company recorded $0.1 million, $1.3 million and $3.9 million of abandoned transaction costs in 2001, 2000 and 1999, respectively.

Interest Costs

      Interest costs are capitalized to income-producing properties under construction, to the extent such assets qualify for capitalization. Total interest capitalized was $1.5 million, $2.1 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense includes amortization of deferred financing costs (see Note 4) and is net of interest income on cash and escrow deposit balances and amortization of debt premium.

Cash and Cash Equivalents

      The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

      The Company's restricted cash includes cash collateral requirements under certain debt agreements and restricted escrow accounts held for the purposes of real estate tax, property insurance, capital improvements and tenant replacement reserves. Restricted cash balances were approximately $5.0 and $11.5 million at December 31, 2001 and 2000, respectively.

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

      The Company's principal financial instruments subject to potential concentration of credit risk are tenant accounts receivable that are unsecured. Although the tenants are primarily in the retail industry, the properties are geographically diverse. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding accounts receivable balance. The Company provides an allowance for estimated uncollectible amounts.

Loss Per Common Share

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

      For the years ended December 31, 2001, 2000 and 1999, basic and diluted earnings per share are computed based on a weighted-average number of shares outstanding of 31,292,000, 30,954,000 and 30,847,000, respectively. Potential common shares of 3,518,000, 3,667,000 and 3,625,000 have been excluded from diluted earnings per share for 2001, 2000 and 1999, respectively, because their inclusion would be antidilutive.

Income Taxes

      The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 1993. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% (95% prior to 2001) of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed taxable income.

Reclassifications

      Certain amounts from prior years were reclassified to conform with current-year presentation. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

Recent Accounting Pronouncements

      In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued; this statement was subsequently amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," issued in June 2000. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Gains and losses resulting from changes in the values of derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS Nos. 133 and 138 effective January 1, 2001. Because the Company did not have material derivative instruments in 2001, the adoption of SFAS Nos. 133 and 138 did not impact the Company's financial position.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to resolve significant implementation issues related to SFAS 121, including the removal of goodwill from its scope and providing additional guidance for estimating future cash flows. This statement also addresses issues related to accounting for a segment of a business accounted for as a discontinued operation and establishes criteria for determining when a long-lived asset is held for sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company plans to adopt the provisions of this Statement for fiscal year 2002. Management believes that it will not have a material impact on the net income (loss) of the Company but will have an impact on the presentation of the results of operations for properties sold or reclassified as held for sale.

3. Investment in and Advances to Unconsolidated Entities

      A summary of the Company's investments in and advances to unconsolidated entities at December 31, 2001 and 2000, is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                       December 31,
Entity                                           Location         Ownership         2001         2000
----------------------------------------------------------------------------------------------------------
Community Center Ventures:                                                            (in thousands)
   Atlantic Realty LLC (2 community centers)   Apex and Pembroke, NC      50%      $   2,501     $   2,571
   Park Place KPT LLC                          Morrisville, NC            50%          4,514         6,594
   Falls Pointe KPT LLC                        Raleigh, NC                50%          5,734         5,991

Taxable Subsidiaries (see Note 1):

   Sunset KPT Investment, Inc.                                          86.5%          5,850         9,981
   truefinds.com, Inc.                                                   95%               7          (17)
                                                                                   -----------------------

                                                                                   $  18,606     $  25,120
                                                                                   =======================

      On December 28, 2001, Sunset KPT Investment, Inc. sold, through two of its subsidiaries, 2,110 acres of undeveloped land in Brunswick County, North Carolina for $9.3 million in cash and a $2.2 million note. The proceeds were used to pay off $5.0 million in debt on the undeveloped land. The available cash was distributed to the venture partners in which the Company will receive $1.5 million in cash and the $2.2 million note receivable, which is due in June 2002. After this transaction, Sunset KPT Investment, Inc. owned, directly or indirectly through joint ventures, 590 acres of undeveloped land in Brunswick County, North Carolina, undeveloped outparcels adjacent to Millpond Village in Raleigh, North Carolina and RMC/Konover Property Trust LLC ("RMC"), a third-party property management and leasing company with 6.9 million square feet under contract based in Tampa, Florida. In February 2002, Sunset KPT Investment, Inc. sold its interest in RMC to a former officer of the Company. RMC had a net loss of $0.6 million for the year ended December 31, 2001, which is reported in the accompanying statements of operations under "equity in losses of unconsolidated entities."

      During 2001, Sunset KPT Investment, Inc. recorded an adjustment to the carrying value of its investments of $4.3 million. This charge is reported in "equity in losses of unconsolidated entities -- real estate operations" in the accompanying statements of operations. Also in 2001, the Company recorded an adjustment to the carrying value of its investment in certain community center ventures of $2.4 million. This charge is reported in "adjustment to carrying value of property and investments" in the accompanying statements of operations.

      The development of the remaining properties in Sunset KPT Investment, Inc. is subject to, among other things, completion of due diligence and various contingencies, including those inherent in development projects, such as zoning, leasing and financing. There can be no assurance that such transactions will be consummated.

      The Company owns interests in Brunswick Commercial LLC, a subsidiary of Sunset KPT Investment, Inc., Falls Pointe KPT LLC, Atlantic Realty LLC, and Park Place KPT LLC with unrelated third parties. In each of these entities, KPT Properties L.P. serves as the managing member. These entities have total assets of approximately $44.6 million, and third-party debt secured by these assets of approximately $22.0 million. The Company guaranteed the repayment of an $8.2 million mortgage debt for Falls Pointe KPT LLC, which is currently structured as a construction loan, due in December 2002. The Company anticipates that the loan will be refinanced and replaced by a permanent, non-recourse loan by mid-2002. The mortgage debt held by Atlantic Realty and Park Place KPT LLC is non-recourse and has certain guarantees of the non-managing member.

The operating agreements for Brunswick Commercial LLC and Falls Pointe KPT LLC each include a buy/sell provision whereby either member may deliver a notice of its desire to either buy the interest of the other member, or sell its interest to the other member. In the event that either party exercises the buy/sell option, the managing member of the venture shall deliver to the other member its determination of a hypothetical sale price for all of the venture's property (as if it were being sold to a third party). After the determination of the hypothetical sale price, the other venture member must elect within a specified period of time to either (i) buy all of the member interest from the managing member for a price equal to the amount that the managing member would have received under the applicable distribution provisions of the operating agreement had the venture's property been sold for the hypothetical sale price or (ii) to sell all of its member interest to the managing member at a price equal to the amount that such member would have received under the applicable distribution provisions of the operating agreement had the venture's property been sold for the hypothetical sales price.

      Summary unaudited financial information of unconsolidated entities accounted for using the equity method is as follows (in thousands):

                                                               December 31,
Balance Sheets                                              2001         2000
                                                          ---------------------
Assets:
    Investment properties at cost, net                    $ 37,887     $ 46,045
    Cash and restricted cash                                 2,613        1,993
    Note receivable from an unrelated party                  2,150           --
    Other assets                                             1,916        1,507
                                                          ---------------------
Total Assets                                              $ 44,566     $ 49,545
                                                          =====================

Liabilities and Venturers' (Deficit) Equity:
    Mortgages and other notes payable                     $ 22,036     $ 20,224
    Notes payable and other payables to the Company         26,669       25,439
    Accounts payable and other liabilities                   3,070        2,531
                                                          ---------------------
    Total liabilities                                       51,775       48,194
    Venturers' (deficit) equity                             (7,209)       1,351
                                                          ---------------------
Total liabilities and venturers' (deficit) equity         $ 44,566     $ 49,545
                                                          =====================
    Total Revenue                                         $  6,614     $  6,242
                                                          =====================
    Total Net Loss                                        $ (6,909)    $(10,390)
                                                          =====================

      The mortgages and other notes payable of $22.0 million are secured by the ventures' community shopping centers. The amount outstanding on Falls Pointe and Park Place totaling $16.1 million becomes due in late 2002. The remaining $5.9 million outstanding is secured by Peak Plaza and University Plaza, centers owned by Atlantic Realty LLC, which becomes due in 2019 and 2018, respectively. The Peak Plaza and University Plaza notes require fixed monthly payments of $41,700 and $18,200 for principal and interest. The interest on these two notes is variable.

4. Deferred Charges and Other Assets

      Deferred charges and other assets as of December 31, net of accumulated amortization of $4,788 and $11,347 at December 31, 2001 and 2000, respectively, are summarized as follows (in thousands):

                                                            2001           2000
                                                          ----------------------
Deferred financing costs, net                             $ 3,234        $ 6,648
Furniture, fixtures and equipment, net                      1,775          2,596
Intangible lease rights, net                                   --          1,763
Prepaid expenses                                              877            721
Leasehold improvements, net                                   748            165
Other assets, net                                             221          1,728
                                                          ----------------------
                                                          $ 6,855        $13,621
                                                          ======================

     Deferred financing costs, including fees and costs incurred to obtain financing, are being amortized over the terms of the respective agreements. Unamortized deferred financing costs are charged to expense when the associated debt is retired before the maturity date.

5. Debt on Income Properties

     Debt on income properties consists of the following at December 31 (in thousands):

                                                                                                2001        2000
                                                                                              --------------------
Mortgage notes secured by 16 properties (18 properties at December 31, 2000), interest rates ranging from 7.37% to 10.13 %. Unpaid principal and accrued
     interest due from December 2002 to May 2018                                              $144,166    $156,053

$58,000 term loan secured by 14 properties, interest at a rate of LIBOR, as defined, plus
     3.2% (7.20% at December 31, 2001) (a)                                                      58,000          --

$60,000 term loan, interest at a rate of LIBOR  plus 3.25% (a)                                      --      58,925

$75,000 credit facility secured by 11 properties, monthly principal payments range from approximately $19 to $146 with entire balance due March 2013 and effective interest
     rate of 7.73%  (b)                                                                             --      66,139

Class A Mortgage Notes - payable in 85 monthly principal payments ranging from approximately $140 to $173 determined using various parameters plus weighted average monthly interest payments at 7.51%.  Unpaid principal and accrued interest due June,
     2002 (b)                                                                                       --      49,393

Class B Mortgage Notes - monthly interest payments at 7.87% with entire balance due June,
     2002 (b)                                                                                       --      20,000

Class C Mortgage Notes - monthly interest payments at 8.40% with entire balance due June,
     2002 (b)                                                                                       --      17,000

Construction loans on development properties and expansions, interest at a rate of LIBOR
     plus 1.5% (3.38% at December 31, 2001)                                                     17,543      19,211

$10,000 line of credit secured by one property - monthly  interest  payments at LIBOR plus
     2% (3.88% at December 31, 2001) (c)                                                        10,000       6,700
                                                                                              --------------------
                                                                                               229,709     393,421
Unamortized premium on $75,000 credit facility (b)                                                  --       6,391
                                                                                              --------------------
                                                                                              $229,709    $399,812
                                                                                              ====================

(a) Simultaneous with the closing of the September 25, 2001 outlet portfolio sale, the Company refinanced its $60,000 term loan with a $58,000 term loan. The $58,000 term loan matures in November 2003. The Company has an option to extend for an additional one year period, as defined in the agreement.

(b)   The debt was paid or assumed by the buyer of the outlet portfolio (see
      Note 13). The Company recognized an extraordinary gain of approximately $0.8 million upon closing the outlet portfolio sale due to the early extinguishment of certain debt. The gain is related to the recognition of an unamortized debt premium of $6 million offset by $5.2 million of unamortized deferred loan fees and other costs.

(c) The $10,000 line of credit expires in May 2002. The Company is in the process of renegotiating the line of credit to extend the terms, add an additional property as collateral and reduce the principal to $9,000.

      Combined aggregate principal maturities of debt on income properties are as follows (in thousands):

 2002                                                                   $ 34,692
 2003                                                                     68,903
 2004                                                                      2,135
 2005                                                                      8,291
 2006 and thereafter                                                     115,688
                                                                        --------
                                                                        $229,709
                                                                        ========

      The Company estimates that the fair value of debt on income properties approximates the carrying value based upon its effective current borrowing rate for debt with similar terms and remaining maturities. Disclosure about fair value of financial instruments is based upon information available to management as of December 31, 2001.

6. Leases

      The Company leases certain signage and equipment under capital lease agreements, which expire 2001 through 2004. Amortization of assets acquired through capital leases is included with depreciation and amortization expense in the accompanying statements of operations. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1.5 million, $1.2 million and $0.9 million, respectively.

      Aggregate future minimum lease payments under capital and operating leases having remaining terms in excess of one year as of December 31, 2001, are as follows (in thousands):

                                                           Capital      Operating
                                                           Leases        Leases
                                                           ----------------------
    2002                                                   $   117        $  508
    2003                                                        57           185
    2004                                                        37           185
    2005                                                        --           185
    2006                                                        --           185
    Thereafter                                                  --           469
                                                           ---------------------
                                                               211        $1,717
                                                                          ======
    Amount representing interest                               (15)
                                                           -------
    Present value of minimum lease payments                $   196
                                                           =======

7. Stockholders' Equity

      Dividends declared on Preferred Stock and Common Stock were $0.125 per share for the year ended December 31, 2001 and $0.50 per share for the years ended December 31, 2000 and 1999.

      For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid (unaudited):

                                                       2001               2000
                                                    ----------------------------
Per Share:
   Ordinary income                                  $      --           $    --
   Return of capital                                    0.125              0.50
                                                    ----------------------------
      Total                                         $   0.125              0.50
                                                    ============================

      The Company's tax returns for the year ended December 31, 2001, have not been filed, and the taxability information for 2001 is based upon the best available data. The Company's tax returns have not been examined by the Internal Revenue Service, and therefore the taxability of distributions is subject to change.

      On August 5, 1998, the stockholders approved a Stock Purchase Agreement between Prometheus Southeast Retail, LLC (including its assignee, "PSR"), an affiliate of Lazard Freres Real Estate Investors, LLC, ("Lazard"), and the Company pursuant to which PSR made a $200 million purchase of shares of Common Stock of the Company at a purchase price of $9.50 per share (the "Transaction"). Upon completion of funding, PSR owned an equity interest in the Company of approximately 58%, on a diluted basis. As a result of subsequent stock repurchases by the Company, PSR's ownership interest in the Company is 61%, on a diluted basis.

      Pursuant to a Contingent Value Rights Agreement with PSR, if PSR has not doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will pay PSR, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof.

      In connection with the Konover & Associates South ("Konover") portfolio acquisition in 1998, the Company issued 100,000 warrants with an exercise price of $9.50 per share and 100,000 warrants with an exercise price of $12.50 per share. These warrants expire on June 30, 2008. See Note 9 below for discussion of other outstanding warrants.

8. Minority Interest

      Minority interest in the accompanying consolidated financial statements relates to limited partnership interests of the Operating Partnership issued in connection with the 1998 Konover and Rodwell/Kane portfolio acquisitions. 1,064,344 OP units were issued in 1998 related to these portfolio acquisitions. In connection with the Rodwell/Kane portfolio acquisition, an additional 292,447 OP units were to be issued upon completion of certain contingencies. For the years ended 2001, 2000 and 1999, the Company issued 41,955, 1,689 and 175,232 units, respectively, as certain of the contingencies were met. 40,117 OP units were cancelled and will not be issued. 95,657 and 260,876 OP units were converted into common stock during 2001 and 2000, respectively. The limited partnership interests outstanding as of December 31, 2001 have the same economic characteristics as would 926,687 common shares, inasmuch as they share proportionately in the net income or loss and in any distributions of the Operating Partnership and such interests are redeemable for the same number of common shares of the Company or the cash value thereof, at the Company's option.

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

Holders of the Exchangeable Notes, subject to certain conditions, were required to exchange them for shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") at the rate of one share of Series A Preferred for each $25 in principal amount of Exchangeable Notes (800,000 shares of Series A Preferred), upon stockholder approval of necessary amendments to the Company's Certificate of Incorporation and authorization of the Series A Preferred. As of December 31, 2001, each share of Series A Preferred is convertible into shares of the Company's Common Stock at a conversion price of $8.62 per share, subject to adjustment under certain conditions, at the option of the holder.

      Dividends on the Series A Preferred will be paid quarterly on each Common Stock dividend payment date in an amount equal to the dividends that would have been paid on the Common Stock then issuable upon conversion of the Series A Preferred. $0.3 million of dividends were declared to holders of Series A Preferred Stock during 2001. $1.1 million of dividends were declared to holders of the Series A Preferred Stock during 2000 and 1999.

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

      On July 22, 1999, 5,660 shares of the Company's Series A Preferred were exchanged by the holders into 15,722 shares of common stock. Also, on August 24, 1999, 5,660 shares of the Company's Series A Preferred were exchanged by the holders into 15,722 shares of common stock.

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

      A summary of changes in outstanding options and stock purchase rights is as follows:

                                                    2001                      2000                      1999
                                           ----------------------------------------------------------------------------
                                             Shares     Avg. Price     Shares     Avg. Price     Shares      Avg. Price
                                           ----------------------------------------------------------------------------
      Balance, beginning of year            2,140,207   $     9.30    2,410,207   $     9.25      886,250    $     8.81
         Options granted, at market                --           --           --           --    1,525,000          9.50
         Cancelled                         (1,468,000)        8.85     (270,000)        8.98           --            --
         Exercised                                 --           --           --           --       (1,043)         5.63
                                           ----------------------------------------------------------------------------
      Balance, end of year                    672,207   $    10.27    2,140,207   $     9.30    2,410,207    $     9.25
                                           ============================================================================

      Exercisable, end of year                522,207   $    10.52      692,207   $     9.47      822,707    $    10.25
                                           ============================================================================
      Weighted Average Fair Value of
         Options Granted During the Year                $       --                $       --                 $     0.36
                                           ============================================================================

      At December 31, 2001, 472,000 stock purchase rights were eligible for a dividend equivalent.

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                                      Options Outstanding                     Options
                                                                                            Exercisable
                                       ------------------------------------------------------------------
                                                                Weighted Average
                                                                    Remaining
                                                               Contractual Life in
                  Exercise Prices             Shares                  Years                   Shares
             --------------------------------------------------------------------------------------------
                   $   23.00                 123,250                 1.41                    123,250
                   $   21.50                  18,000                 3.00                     18,000
                   $    9.50                 150,000                 6.87                         --
                   $    7.88                  40,000                12.12                     40,000
                   $    7.75                  12,000                12.26                     12,000
                   $    5.63                 328,957                 1.40                    328,957
                                             -------                                         -------
                                             672,207                                         522,207
                                             =======                                         =======

      The fair value of each option granted in 2001, 2000 and 1999 is estimated using the Black-Scholes option pricing model with the following assumptions:

                                                             2001         2000         1999
                                                           ----------------------------------
              Dividend yield                                 0.00%        7.14%        7.14%
              Expected volatility                            40.0%        10.4%        10.4%
              Risk-free interest rate                        5.05%        6.11%        6.11%
              Expected life in years                            5           10           10

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

                                                                                 2001          2000          1999
                                                                              --------------------------------------
          Restricted shares issued and outstanding at January 1                  264,010       141,183        95,669
          Restricted shares awarded                                               11,892       107,025        64,389
          Repurchase rights exercised and converted to restricted
              stock                                                              378,162        94,600            --
          Restricted shares repurchased or cancelled                            (121,328)      (78,798)      (18,875)
                                                                              --------------------------------------
          Restricted shares issued and outstanding at December 31                532,736       264,010       141,183
                                                                              ======================================
          Annual expense, net                                                 $  219,000    $  296,000    $  200,000
          Award date - average fair value per share                           $     5.05    $     5.30    $     6.01

      At December 31, 2001, 487,021 of the restricted shares issued are vested.

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

      Repurchase rights and annual expense information is as follows:

                                                                2001           2000          1999
                                                            ----------------------------------------
          Repurchase rights outstanding at January 1          1,701,582      1,272,555       693,597
          Repurchase rights awarded                              23,126        550,995       578,958
          Repurchase rights converted to restricted stock      (378,162)       (94,600)           --
          Repurchase rights cancelled                          (781,186)       (27,368)           --
                                                            ----------------------------------------
          Repurchase rights outstanding at December 31          565,360      1,701,582     1,272,555
                                                            ========================================
          Exercisable, end of year                              367,700        362,796       242,983
          Annual expense, net                               $   626,000    $ 2,569,000    $1,779,000
          Award date - average fair value per share         $      4.80    $      4.63    $     6.11

Employee Stock Purchase Plan

      During 1997, the Company adopted an Employee Stock Purchase Plan (ESPP) to provide all full-time employees an opportunity to purchase shares of its common stock through payroll deductions over a six-month subscription period. A total of 100,000 shares are available for purchase under this plan. The purchase price is equal to 85% of the fair market value on either the first or last day of the subscription period, whichever is lower. The plan was discontinued in 2001. Stock issuances in connection with this plan are as follows:

                                   2001                           2000                           1999
                       ---------------------------------------------------------------------------------------------
                           Subscription period            Subscription period            Subscription period
                       ---------------------------------------------------------------------------------------------
                       January 1 -       July 1 -     January 1 -       July 1 -      January 1 -     July 1 -
                         June 30       December 31      June 30     December 31/(1)/   June 30     December 31 /(1)/
                       ---------------------------------------------------------------------------------------------
  Number shares             586              --          12,066           7,573           5,138          10,446
  Price per share        $ 2.53              --          $ 4.05          $ 3.72          $ 5.79          $ 4.68

/(1)/ These shares were issued by the Company in the subsequent year.

Pro Forma Information

      The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with the provisions of SFAS No. 123, the Company has elected to apply APB Opinion No. 25 and related Interpretations in accounting for its stock option, restricted stock, and employee stock purchase plan. Had the Company elected to recognize compensation cost for these plans based on the fair value of each grant, as prescribed by SFAS No. 123, net loss and net loss per share would have changed by the pro forma amounts indicated in the table below (in thousands, except per share data):

                                                               2001                     2000                       1999
                                                      --------------------------------------------------------------------------
                                                      Reported     Pro Forma    Reported     Pro Forma      Reported   Pro Forma
                                                      --------------------------------------------------------------------------
      Net loss applicable to common
         stockholders                                 $(128,546)   $(128,570)   $ (36,133)   $ (36,271)    $  (8,133)  $  (8,242)
      Net loss applicable to common stockholders
         per share - basic                            $   (4.11)   $   (4.11)   $   (1.17)   $   (1.17)    $   (0.26)  $   (0.27)
      Net loss applicable to common stockholders
         per share - diluted                          $   (4.11)   $   (4.11)   $   (1.17)   $   (1.17)    $   (0.26)  $   (0.27)

Other Plans

      The Company offers the Konover Property Trust, Inc. 401(k) and Profit Sharing Plan (the "Plan"), a tax-qualified defined contribution plan to its employees. The Plan covers substantially all employees of the Company. Eligible employees may elect to contribute 1% to 15% of their compensation to the Plan. The Company may elect to match a certain percentage of each employee's contribution and may also elect to make a profit-sharing contribution. For the years ended December 31, 2001, 2000 and 1999, the Company contributed approximately $132,000, $314,000 and $213,000, respectively, as a matching contribution, and there was no profit-sharing contribution made by the Company.

      The Company has established a stock plan which provides for the issuance of up to 150,000 shares through the grant of options or stock to members of the Board of Directors who are not officers or employees of the Company. As of December 31, 2001, options to purchase 111,987 shares of common stock have been issued under this plan.

11. Tenant Lease Agreements

      The Company is the lessor of retail stores under operating leases with initial terms that expire from 2001 to 2041. Many leases are renewable at the lessee's option. Expected future minimum rental revenue to be received from tenants, excluding renewal options and contingent rentals, under operating leases in effect at December 31, 2001, are as follows (in thousands):

       2002                                                                   $ 32,282
       2003                                                                     29,775
       2004                                                                     26,240
       2005                                                                     21,020
       2006                                                                     17,898
       Thereafter                                                              121,550
                                                                              --------
                                                                              $248,765
                                                                              ========

      For the years ended December 31, 2001, 2000 and 1999 rental revenue from a single major tenant, VF Corporation, comprised approximately 6.2%, 7.3% and 7.3%, respectively, of total rental revenue (see Note 13).

12. Acquisitions

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

13. Property Disposals

      On December 27, 2001, the Company sold its Nashville outlet property for its approximate net book value of $5.6 million. An adjustment to the carrying value of this property of $13.0 million was recorded in 2000.

      On September 25, 2001, the Company sold a 31-property portfolio for $180 million. The portfolio consisted of nine outlet properties, 16 VF-anchored properties and six community center properties. Three of the six community centers in the portfolio have outlet tenants but meet the definition of community centers, as discussed in Note 17, due to their proximity to the local market and other property characteristics. The community centers included in the portfolio were sold because they are collateral under certain common debt facilities with certain of the outlet and VF-anchored properties. All other references herein to the portfolio include a description of 28 outlet centers and three community centers. The loss on the sale approximates the adjustment to the carrying value of these properties, which was recognized in the three-month period ended June 30, 2001 of $100.5 million.

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

      In December 1999, the Company sold two centers for $4.9 million, net of closing costs of $0.5 million, resulting in a loss of $3 million. One of these properties was previously held for sale. In addition, the Company recorded a $0.6 million adjustment to the net carrying value of the remaining property held for sale in December 1999. These transactions are reported in "loss on sale of real estate" in the accompanying consolidated statement of operations in 1999. Also, in 1999, the Company incurred additional costs of $0.2 million related to the sale of a property in 1998.

      The following summary financial information pertains to the above-mentioned properties sold for the year ended December 31 (in thousands):

                                              2001          2000          1999
                                            ------------------------------------
Revenues                                    $ 34,098      $ 47,042      $ 49,664
Operating expenses                            12,867        17,412        17,303
                                            ------------------------------------
Net operating income                          21,231        29,630        32,361
Depreciation and amortization                  5,851        12,943        13,594
Interest, net                                  9,882        12,915        12,098
Other                                            111           486            20
                                            ------------------------------------
Net income                                  $  5,387      $  3,286      $  6,649
                                            ====================================

14.  Severance and Other Related Costs

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

      Mr. Morton agreed that his 225,851 vested in-the-money Repurchase Rights and 300,000 vested out-of-the-money Repurchase Rights would remain outstanding (and entitled to dividend equivalent rights) until April 1, 2002. He also agreed to the immediate cancellation of his remaining 391,299 in-the-money Repurchase Rights in exchange for an additional cash payment of $900,000. Mr. Morton also forfeited his interest in 140,000 out-of-the-money Repurchase Rights and 210,000 out-of-the-money stock options in exchange for $35,000 in cash.

      Patrick M. Miniutti's employment with the Company terminated on March 6, 2001, and he resigned from the Board of Directors on March 30, 2001. In complete settlement of all rights under his former employment, Mr. Miniutti entered into a Separation and Settlement Agreement and General Release with the Company on March 30, 2001. Pursuant to the agreement, the Company paid a severance benefit to Mr. Miniutti consisting of $1.5 million in cash and the forgiveness of a $125,000 loan. The Company also released Mr. Miniutti from the non-compete restrictions imposed by his employment agreement.

      In addition, in exchange for the issuance of 259,545 shares of common stock (the "Settlement Shares"), Mr. Miniutti agreed to the immediate cancellation of all rights (including dividend equivalent rights) with respect to all equity awards granted by the Company. These shares were issued in February 2002.

      In addition to the $5.1 million of severance noted above, the Company recorded a charge of $1.9 million for additional severance and legal fees incurred for all severed employees. The total severance and other related cost of $7.0 million is partially offset by a $0.9 million reduction in previously amortized stock compensation expense for Mr. Morton and Mr. Miniutti.

15. Commitments and Contingencies

      On June 11, 1999, a lawsuit was filed claiming that the Company is liable for a finders fee ranging from of $2 million to $4 million related to the 1998 Stock Purchase Agreement between PSR and the Company. On November 27, 2000, a judgement was entered in favor of the plaintiff in the amount of $2.8 million. This judgment together with the associated legal fees incurred in connection with this transaction were recorded in 2000. On February 1, 2002, the Maryland Court of Special Appeals reversed the $2.8 million judgment but did instruct the circuit court to enter judgment on an additional plaintiff claim. It appears likely the trial court will enter a new judgment for $1.5 million. In addition, the Company recognized a $0.3 million interest charge on this claim in 2001. Additionally, the Company is a party to certain legal proceedings relating to its ownership, management and leasing of the properties, arising in the ordinary course of business. Management does not expect the resolution of these matters to have a significant impact on the Company's financial position or results of operations. However, the ultimate resolution of these claims is not reasonably estimable.

16. Related-party Transactions

      In 1998, the Company entered into an agreement with Konover & Associates South to take over the management and leasing of certain properties. In consideration of the assignment of the management and leasing agreements to the Company, the Company paid $3.8 million of which $1.4 million was paid in 2001. The chairman of the Board of Directors of the Company is an affiliate of Konover & Associates South.

17. Reportable Segments

      Prior to the outlet portfolio sale in September 2001, management determined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," it had four reportable segments: community centers, outlet centers, VF-anchored centers, and centers held for sale/redevelopment/development. The outlet segment includes properties that generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF-anchored segment includes properties that have less than $1.5 million in total revenue, generate at least 20% of their revenue from VF and have less than 150,000 square feet. 2001 presentation includes community center and held-for-sale only. The Company now includes properties under development or redevelopment in the "All others" segment column. Previously these properties had been grouped into the held-for-sale segment. The prior years segment presentation had been restated to reflect this change. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

(All data in thousands and excludes straight line rent)

                                   Community         Outlet
                                    Centers        Centers (1)    V F Centers (1)  Held-for-sale/(1)/  All Others/(2)/       Total
                                   ------------------------------------------------------------------------------------------------
               2001:
               NOI                 $  23,863        $      --        $      --        $  25,835         $     390         $  50,088
               Total Assets        $ 240,575        $      --        $      --        $  62,921         $  81,520         $ 385,016

               2000:
               NOI                 $  36,146        $  19,194        $   3,574        $     481         $     310         $  59,705
               Total Assets        $ 363,675        $ 185,412        $  42,836        $  18,819         $  92,529         $ 703,271

               1999:
               NOI                 $  26,239        $  21,889        $   5,476        $      22         $   3,317         $  56,943
               Total Assets        $ 298,065        $ 210,477        $  45,862        $  20,827         $ 144,226         $ 719,457

               /(1)/ See Note 2 and 13 for details on properties held-for-sale and disposals.
               /(2)/ Includes investments in and advances to unconsolidated entities, properties under development, cash, restricted cash and other corporate assets.

18. Quarterly Information (Unaudited)

      Selected quarterly financial data for the four quarters in 2000 and 1999 is as follows (in thousands, except per share data)

                                                                          Quarter ended
                                                    -----------------------------------------------------------
                                                     March 31         June 30      September 30     December 31
                                                    -----------------------------------------------------------
2001:
    Total revenue                                   $    22,480     $    21,671     $    20,591     $    10,371
                                                    ===========================================================

    Net loss applicable to common stockholders      $    (6,196)    $  (109,174)    $       (67)    $   (13,109)
                                                    ===========================================================
    Basic loss per common share:
      Net loss applicable to common stockholders    $     (0.20)    $     (3.50)    $     (0.00)    $     (0.41)
                                                    ===========================================================

    Diluted loss per common share:
      Net loss applicable to common stockholders    $     (0.20)    $     (3.50)    $     (0.00)    $     (0.41)
                                                    ===========================================================

2000:
    Total revenue                                   $    22,132     $    23,096     $    21,684     $    22,008
                                                    ===========================================================

    Net loss applicable to common stockholders      $    (3,120)    $    (2,076)    $    (4,711)    $   (26,226)
                                                    ===========================================================

    Basic loss per common share:
      Net loss applicable to common stockholders    $     (0.10)    $     (0.07)    $     (0.15)    $     (0.85)
                                                    ===========================================================

    Diluted loss per common share:
      Net loss applicable to common stockholders    $     (0.10)    $     (0.07)    $     (0.15)    $     (0.85)
                                                    ===========================================================

Schedule III - Real Estate and Accumulated Depreciation

                                          ---------------------------------------------------------------------------------
                                                                          Cost Capitalized                Sale Of
                                             Initial Cost to Company    Subsequent to Acquisition
---------------------------------------------------------------------------------------------------------------------------
                                                           Bldg. And                Bldg. And        Land       Bldg. And
     Property                 Encumbrances      Land        Imprvmts.       Land     Imprvmts.                  Imprvmts.
---------------------------------------------------------------------------------------------------------------------------
Arcadia, LA                            --       404,864     1,856,173       3,492    1,565,852     (408,356)    (3,422,025)
Boaz, AL                               --        34,998        42,004       4,232    1,402,927      (39,230)    (1,444,931)
Bolling Creek, VA               1,403,889       261,971     1,484,505       5,464       56,677     (149,790)
Branson, MO                            --     5,702,365    24,600,479      34,600    2,703,330   (5,736,965)   (27,303,809)
Braves Village, SC              2,650,600       693,398     3,928,356         965      508,567
Brookneal, VA                     995,763       221,968     1,257,819       5,802       32,876
Casa Grande, AZ                        --     2,220,397    10,557,446                  390,153     (858,207)    (4,909,789)
Celebration, NC                 5,226,907     1,436,628     8,140,890       4,582       81,281
Conway, NH                             --       324,652     2,277,122          --      116,768     (172,655)      (757,803)
Conway, SC                      2,950,891       708,784     4,030,308       7,822       33,886
Corsicana, TX                          --       336,335     1,533,169          --       63,979     (336,335)    (1,597,148)
Crossroads at Mandarin, FL      3,248,000       689,016     3,904,424         155        3,125
Crossville, TN                         --       519,239     2,415,619      11,389    4,218,615     (530,628)    (6,634,234)
Danville, VA                    2,039,084       465,505     2,642,090       6,019       52,033
Dare Center, NC                        --        51,215     5,034,374          78          440      (51,293)    (5,034,814)
Draper, UT                             --       718,188     4,294,019      56,513    4,432,611     (774,701)    (8,726,630)
Dukes Plaza, VA                 3,905,347     1,013,411     5,750,521      (5,702       75,514
Durham Festival, NC             6,356,014     1,296,071     7,697,319      91,831      240,553
Eastgate Plaza, FL              6,751,200     1,578,177     8,947,744          --      209,557
Eastgate, NC                           --       688,256     3,153,235    (416,226        8,479
Food Lion Plaza, VA               701,800       314,504     1,947,925      23,959       54,988
Gateway, NC                     5,498,400       816,566     3,246,925       8,628    4,610,206
Georgetown, KY                         --       937,490     6,510,116          --       59,508     (937,490)    (6,569,624)
Graceville, FL                         --       556,765     2,544,654          --      232,499     (556,765)    (2,777,153)
Grove Park, SC                  3,549,600       857,300     4,858,036          42          234
Hanson, KY                             --       308,876     1,408,641          --       26,605     (308,876)    (1,435,246)
Hempstead, TX                          --       375,487     1,711,282     (99,997       20,000     (275,490)    (1,731,282)
Hollywood Festival, FL          4,901,000       843,578     5,040,436      65,015      605,477
Iowa, LA                               --       627,061     2,860,591    (470,942    2,862,778     (156,119)    (5,723,369)
Keysville, VA                   1,367,089       321,001     1,819,008       6,600       37,399
Kittery, ME                            --       355,080     2,485,826          --      118,941     (355,080)    (2,604,767)
Lake George, NY                        --       975,466     4,441,445          --      331,667     (975,466)    (4,773,112)
Lake Park, GA                          --     1,128,056     4,801,250          --       39,827   (1,128,056)    (4,841,077)
Lake Point Centre, FL          10,736,937     2,196,485    13,013,873     160,124      403,703
Lake Washington, FL             5,997,200     1,468,320     8,320,483         457       58,655
LaMarque, TX                           --     4,066,414    11,864,248          --       63,977   (4,066,414)   (11,928,225)
Las Vegas, NV                          --     7,158,719    18,761,605                  175,639
Lebanon, MO                            --       403,915     1,889,710          --       70,086     (403,915)    (1,959,796)
Lenoir Festival, NC             5,435,849     1,175,381     6,963,471      86,933      224,252
Livingston, TX                         --       354,381     1,615,979          --       41,962     (354,381)    (1,657,941)
MacGregor, NC                          --     1,428,513     7,694,110      15,847      204,783   (1,444,360)    (7,898,893)
Merchants Festival, GA         10,000,000     2,525,209    14,309,516       8,022       69,200
Mesa, AZ                               --     1,399,858     7,060,705     524,004    3,494,489   (1,923,862)   (10,555,194)
Millpond Village, NC           17,543,048     6,523,413    22,450,283          --           --   (2,010,839)
Mineral Wells, TX                      --       315,944     1,441,675          --       17,822     (315,944)    (1,459,497)
Mobile Festival, AL            19,159,162     4,520,765    27,128,125     332,647    1,329,298
Nashville, TN                          --     5,947,579    10,078,170   1,330,263    5,058,719   (7,277,842)    (2,136,692)
Nebraska City, NE                      --       400,684     1,813,050      15,400    1,779,153     (416,084)    (3,592,203)
North Bend, WA                         --     8,428,229    12,052,296      44,941   13,888,303   (8,473,170)   (25,940,599)
Northridge, NC                         --     1,428,493     8,872,975      14,775      335,146   (1,443,268)    (9,208,121)
Oakland Park, FL                4,402,200       823,112     4,934,822      60,923      217,788
Patriots Plaza, SC              5,498,400     1,326,300     7,515,700         200       48,637
Robertson Corners, SC           2,499,800       595,711     3,375,694          --        4,815
Shoreside, NC                          --     1,050,653     5,953,703       9,645       54,651   (1,060,298)    (6,008,354)
Smithfield, NC                         --        77,667     9,064,651   1,428,125   18,148,876   (1,505,792)   (27,213,527)
South Cobb, FL                         --        74,406       473,390       7,303       75,935

                         -----------------------------------------------------
                              Adjustment to Net       Gross Amount at Which
                               Realizable Value     Carried at Close of Period
---------------------------------------------------------------------------------------------------------------------
                                        Bldg. And                 Bldg. And                 Accumulated    Date of
     Property                Land       Imprvmts.      Land       Imprvmts.       Total     Depreciation Construction
---------------------------------------------------------------------------------------------------------------------
Arcadia, LA                                                 --            --            --           --
Boaz, AL                                                    --            --            --           --
Bolling Creek, VA                                      117,645     1,541,182     1,658,827      148,385
Branson, MO                                                 --            --            --           --      1995
Braves Village, SC                                     694,363     4,436,923     5,131,286      574,570
Brookneal, VA                                          227,770     1,290,695     1,518,465      124,834
Casa Grande, AZ          (1,362,190)    (6,037,810)         --            --            --           --
Celebration, NC                                      1,441,210     8,222,171     9,663,381      772,480
Conway, NH                 (151,997)    (1,636,087)         --            --            --           --
Conway, SC                                             716,606     4,064,194     4,780,800      372,518
Corsicana, TX                                               --            --            --           --
Crossroads at
  Mandarin, FL                                         689,171     3,907,549     4,596,720      535,092
Crossville, TN                                              --            --            --           --
Danville, VA                                           471,524     2,694,123     3,165,647      280,973
Dare Center, NC                                             --            --            --           --
Draper, UT                                                  --            --            --           --
Dukes Plaza, VA                                      1,007,709     5,826,035     6,833,744      813,031
Durham Festival, NC                                  1,387,902     7,937,872     9,325,774      764,368
Eastgate Plaza, FL                                   1,578,177     9,157,301    10,735,478    1,231,002
Eastgate, NC                                           272,030     3,161,714     3,433,744      459,871
Food Lion Plaza, VA                                    338,463     2,002,913     2,341,376      199,504
Gateway, NC                                            825,194     7,857,131     8,682,325      900,490
Georgetown, KY                                              --            --            --           --
Graceville, FL                                              --            --            --           --
Grove Park, SC                                         857,342     4,858,270     5,715,612      646,160
Hanson, KY                                                  --            --            --           --
Hempstead, TX                                               --            --            --           --
Hollywood Festival, FL                                 908,593     5,645,913     6,554,506      516,065
Iowa, LA                                                    --            --            --           --
Keysville, VA                                          327,601     1,856,407     2,184,008      179,682
Kittery, ME                                                 --            --            --           --
Lake George, NY                                             --            --            --           --
Lake Park, GA                                               --            --            --           --
Lake Point Centre, FL                                2,356,609    13,417,576    15,774,185    1,287,085
Lake Washington, FL                                  1,468,777     8,379,138     9,847,915      936,354
LaMarque, TX                                                --            --            --           --
Las Vegas, NV                          (12,038,275)  7,158,719     6,898,969    14,057,688    6,569,589
Lebanon, MO                                                 --            --            --           --
Lenoir Festival, NC                                  1,262,314     7,187,723     8,450,037      689,234
Livingston, TX                                              --            --            --           --
MacGregor, NC                                               --            --            --           --
Merchants Festival, GA                               2,533,231    14,378,716    16,911,947    1,492,157
Mesa, AZ                                                    --            --            --           --
Millpond Village, NC                                 4,512,574    22,450,283    26,962,857      291,361     2,001
Mineral Wells, TX                                           --            --            --           --
Mobile Festival, AL                                  4,853,412    28,457,423    33,310,835    2,752,415
Nashville, TN                          (13,000,197)         --            --            --           --
Nebraska City, NE                                           --            --            --           --
North Bend, WA                                              --            --            --           --
Northridge, NC                                              --            --            --           --
Oakland Park, FL                                       884,035     5,152,610     6,036,645      491,575
Patriots Plaza, SC                                   1,326,500     7,564,337     8,890,837      877,434
Robertson Corners, SC                                  595,711     3,380,509     3,976,220      505,657
Shoreside, NC                                               --            --            --           --
Smithfield, NC                                              --            --            --           --
South Cobb, FL                                          81,709       549,325       631,034       52,890

                                      ---------------------
                                         Life on which
                                          Deperciation
                            Date        in latest Income
     Property             Acquired    Statement if Computed
-----------------------------------------------------------
Arcadia, LA                 1993            5-39 yrs.
Boaz, AL                    1993            5-39 yrs.
Bolling Creek, VA           1998            5-39 yrs.
Branson, MO                                 5-39 yrs.
Braves Village, SC          1999            5-39 yrs.
Brookneal, VA               1998            5-39 yrs.
Casa Grande, AZ             1994
Celebration, NC             1998            5-39 yrs.
Conway, NH                  1993
Conway, SC                  1998            5-39 yrs.
Corsicana, TX               1993            5-39 yrs.
Crossroads at
  Mandarin, FL              1999            5-39 yrs.
Crossville, TN              1993            5-39 yrs.
Danville, VA                1998            5-39 yrs.
Dare Center, NC             1999            5-39 yrs.
Draper, UT                  1993            5-39 yrs.
Dukes Plaza, VA             1999            5-39 yrs.
Durham Festival, NC         1998            5-39 yrs.
Eastgate Plaza, FL          1999            5-39 yrs.
Eastgate, NC                1997            5-39 yrs.
Food Lion Plaza, VA         1998            5-39 yrs.
Gateway, NC                 1997            5-39 yrs.
Georgetown, KY              1993            5-39 yrs.
Graceville, FL              1993            5-39 yrs.
Grove Park, SC              1999            5-39 yrs.
Hanson, KY                  1993            5-39 yrs.
Hempstead, TX               1993            5-39 yrs.
Hollywood Festival, FL      1998            5-39 yrs.
Iowa, LA                    1993            5-39 yrs.
Keysville, VA               1998            5-39 yrs.
Kittery, ME                 1993            5-39 yrs.
Lake George, NY             1993            5-39 yrs.
Lake Park, GA               1993
Lake Point Centre, FL       1998            5-39 yrs.
Lake Washington, FL         1999            5-39 yrs.
LaMarque, TX                1994            5-39 yrs.
Las Vegas, NV               1993            5-39 yrs.
Lebanon, MO                 1993            5-39 yrs.
Lenoir Festival, NC         1998            5-39 yrs.
Livingston, TX              1993            5-39 yrs.
MacGregor, NC               1997            5-39 yrs.
Merchants Festival, GA      1999            5-39 yrs.
Mesa, AZ                    1993            5-39 yrs.
Millpond Village, NC                        5-39 yrs.
Mineral Wells, TX           1993            5-39 yrs.
Mobile Festival, AL         1998            5-39 yrs.
Nashville, TN               1993            5-39 yrs.
Nebraska City, NE           1993            5-39 yrs.
North Bend, WA              1993            5-39 yrs.
Northridge, NC              1997            5-39 yrs.
Oakland Park, FL            1998            5-39 yrs.
Patriots Plaza, SC          1999            5-39 yrs.
Robertson Corners, SC       1999            5-39 yrs.
Shoreside, NC               1998            5-39 yrs.
Smithfield, NC              1993            5-39 yrs.
South Cobb, FL              1998            5-39 yrs.

Square One, FL                  9,052,347     1,692,011    10,043,077     128,288      615,089
Stanton Square, NC              4,402,200     1,401,330     7,994,573      14,225      278,946
Story City, IA                         --       601,802     2,737,481      22,653    2,059,158     (624,455)    (4,796,639)
Sulphur Springs, TX                    --       512,898     2,326,326         131      153,955     (513,029)    (2,480,281)
Tower, NC                       5,649,200       659,677     4,459,411       7,087      110,783
Towne Centre, SC               46,028,632     9,748,721    46,613,081      10,630      992,634
Towne Square, VA               14,618,032     2,951,412    15,374,453    (225,637       70,225
Tri-Cities, TN                         --       353,983     5,648,812     656,818       26,479   (1,010,801)    (5,675,291)
Tucson, AZ                             --       772,231     3,572,837      20,215      161,036     (792,446)    (3,733,873)
Tupelo, MS                             --       430,765     1,956,158      11,484    1,336,166     (442,249)    (3,292,324)
Union City, TN                         --       296,580     1,343,859       2,983      111,557     (299,563)    (1,455,416)
University Mall, VA             6,924,331     1,232,027     6,398,674     (86,724      292,094
Vacaville, CA                          --    30,008,142    49,464,506          --    1,282,847  (30,008,142)   (50,747,353)
Waverly Place, NC              10,216,155     1,944,220    11,017,247   2,270,735   (2,100,418)
West Frankfort, IL                     --       471,041     2,130,358          --       12,134     (471,041)    (2,142,492)
Undeveloped Land                              1,144,552                        --                (1,144,552)
                             ----------------------------------------------------------------------------------------------
                              229,709,075   135,694,211   524,952,838   6,216,818   76,365,926  (79,753,949)  (274,169,524)
                             ==============================================================================================

Square One, FL                                       1,820,299    10,658,166    12,478,465    1,014,259      1998     5-39 yrs.
Stanton Square, NC                                   1,415,555     8,273,519     9,689,074      798,052      1998     5-39 yrs.
Story City, IA                                              --            --            --           --      1993     5-39 yrs.
Sulphur Springs, TX                                         --            --            --           --      1993
Tower, NC                                              666,764     4,570,194     5,236,958      656,581      1997     5-39 yrs.
Towne Centre, SC                      (6,122,730)    9,759,351    41,482,985    51,242,336    2,500,959      2000     5-39 yrs.
Towne Square, VA                                     2,725,775    15,444,678    18,170,453    1,504,790      1998     5-39 yrs.
Tri-Cities, TN                                              --            --            --           --      1993     5-39 yrs.
Tucson, AZ                                                  --            --            --           --      1993     5-39 yrs.
Tupelo, MS                                                  --            --            --           --      1993     5-39 yrs.
Union City, TN                                              --            --            --           --      1993     5-39 yrs.
University Mall, VA                                  1,145,303     6,690,768     7,836,071      645,621      1998     5-39 yrs.
Vacaville, CA                                               --            --            --           --      1993     5-39 yrs.
Waverly Place, NC                                    4,214,955     8,916,829    13,131,784      709,362      1998     5-39 yrs.
West Frankfort, IL                                          --            --            --           --      1993     5-39 yrs.
Undeveloped Land                                            --            --            --           --   Various
                         -------------------------------------------------------------------------------
                         (1,514,187) (38,835,099)   60,642,893   288,314,141   348,957,034   32,294,400
                         ===============================================================================


(1) Buildings and improvements are depreciated based on a 15-39 year life. Tenant improvements are depreciated over the estimated terms of the leases, which range from 5 to 10 years.

(2) Aggregate cost of the real estate property for federal income tax purposes is approximately $364.9 million.

The changes in total real estate for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                          2001             2000             1999
                                      ----------------------------------------------
Balance, beginning of period           671,987,231      630,036,944      552,663,047
Developed or acquired properties        22,450,283       64,029,767       85,768,668
Improvements                             2,037,184        4,200,067          954,619
Adjustment to net realizable value     (11,822,730)     (19,338,472)        (588,084)
Sales                                 (335,694,934)      (6,941,075)      (8,761,306)
                                      ----------------------------------------------
Balance end of period                  348,957,034      671,987,231      630,036,944
                                      ==============================================

The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                         2001            2000            1999
                                    -------------------------------------------
Balance, beginning of period         85,495,196      70,451,689      55,970,612
Depreciation                         12,035,747      17,636,493      16,702,617
Sales                               (65,236,543)     (2,592,986)     (2,221,540)
                                    -------------------------------------------
Balance, end of period               32,294,400      85,495,196      70,451,689
                                    ===========================================

Report of Independent Public Accountants

To Konover Property Trust, Inc.:

We have audited the accompanying statements of net assets available for plan benefits of Konover Property Trust, Inc.'s Non-Qualified Employee Stock Purchase Plan as of December 31, 2001 and 2000, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of Konover Property Trust, Inc.'s Non-Qualified Employee Stock Purchase Plan at December 31, 2001 and 2000, and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP

Raleigh, North Carolina
March 28, 2002

                          Konover Property Trust, Inc.
                   Non-qualified Employee Stock Purchase Plan

              Statements of Net Assets Available for Plan Benefits

                                                              At December 31,
                                                             2001         2000
                                                           --------     --------
Receivable from Konover Property Trust, Inc.               $     --     $ 28,819
                                                           ========     ========
Net assets available for plan benefits                     $     --     $ 28,819
                                                           ========     ========

                 The accompanying notes to financial statements
                    are an integral part of these statements

                          Konover Property Trust, Inc.
                   Non-qualified Employee Stock Purchase Plan

         Statements of Changes in Net Assets Available for Plan Benefits

                                                        Years Ended December 31,
                                                           2001          2000
                                                        ---------     ---------
Employee contributions                                  $  12,425     $  93,062
Deductions:
     Purchases of Common Stock                             29,654        97,702
     Withdrawals                                           11,590        16,149
                                                        ---------     ---------
                                                           41,244       113,851
                                                        ---------     ---------

Net decrease                                              (28,819)      (20,789)

Net assets available for Plan benefits at
     beginning of period                                   28,819        49,608
                                                        ---------     ---------

Net assets available for Plan benefits at end of
     period                                             $      --     $  28,819
                                                        =========     =========

Shares of Common Stock purchased during year                8,159        22,512
                                                        =========     =========

                 The accompanying notes to financial statements
                    are an integral part of these statements

                          Konover Property Trust, Inc.

                   Non-qualified Employee Stock Purchase Plan

                          Notes to Financial Statements
                                December 31, 2001

1. Basis of Presentation

The accompanying financial statements of the Konover Property Trust, Inc. Non-Qualified Employee Stock Purchase Plan (the Plan) have been prepared on the accrual basis.

2. Plan Description and Summary of Significant Plan Provisions

The Board of Directors of Konover Property Trust, Inc. (the "Company") adopted the Plan on May 29, 1997. The Plan became effective as of July 1, 1997. The maximum number of shares available under the Plan is 100,000. The number of shares available is subject to certain adjustments, as defined.

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