Form 10-Q
period 2002-03-31
KONOVER PROPERTY TRUST INC
filed 2002-05-14
CIK 899757

                                    FORM 10-Q

                       Securities and Exchange Commission
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002

                                       or

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

        3434 Kildaire Farm Road
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

                                 Yes  X   No ___
                                     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,916,354 shares of Common Stock, $0.01 par value, as of April 30, 2002.

                          KONOVER PROPERTY TRUST, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                Page No.
                                                                                --------
Item 1.  Consolidated Financial Statements (Unaudited) .......................      3

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............................     13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........     24


                             PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................     25

Item 2.  Changes in Securities and Use of Proceeds ...........................     25

Item 3.  Defaults Upon Senior Securities .....................................     25

Item 4.  Submission of Matters to a Vote of Security Holders .................     25

Item 5.  Other Information ...................................................     26

Item 6.  Exhibits and Reports on Form 8-K ....................................     26

                                     PART I

              Item 1. Consolidated Financial Statements (Unaudited)

              Index to Unaudited Consolidated Financial Statements

                                                                                                       Page No.
                                                                                                       --------
Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ............................        4


Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 ..........        5


Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2002 ..........        6


Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 ..........        7


Notes to Consolidated Financial Statements ........................................................        8

                          KONOVER PROPERTY TRUST, INC.

                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                       March 31, 2002        December 31, 2001
                                                                                         (Unaudited)             (Audited)
                                                                                   ----------------------------------------------
                                                          Assets
Income producing properties:
   Land                                                                               $      45,220           $     43,725
   Buildings and improvements                                                               245,329                240,993
   Deferred leasing and other charges                                                        14,501                 14,361
                                                                                   ----------------------------------------------
                                                                                            305,050                299,079
   Accumulated depreciation and amortization                                                (35,823)               (33,373)
                                                                                   ----------------------------------------------
                                                                                            269,227                265,706
   Properties under development                                                               1,054                  4,694
   Properties held for sale                                                                  63,107                 60,701

 Other assets:
   Cash and cash equivalents                                                                 18,316                 17,615
   Restricted cash                                                                            6,475                  4,956
   Tenant and other receivables, net of allowance of $3,171 and $2,948 at March
         31,  2002 and December 31, 2001, respectively                                        4,401                  5,406
   Notes receivable                                                                           2,628                    477
   Investment in and advances to unconsolidated entities                                     13,071                 18,606
   Deferred charges and other assets                                                          6,360                  6,855
                                                                                   ----------------------------------------------
                                                                                      $     384,639           $    385,016
                                                                                   ==============================================

                                              Liabilities and Stockholders' Equity
Liabilities:
   Debt on income properties                                                          $     229,212           $    229,709
   Capital lease obligations                                                                     74                    196
   Accounts payable and other liabilities                                                    10,764                 10,732
                                                                                   ----------------------------------------------
                                                                                            240,050                240,637

Commitments and contingencies

Minority interests                                                                            4,952                  3,680
                                                                                   ----------------------------------------------
Stockholders' equity:
   Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680
         issued and outstanding at March 31, 2002 and December 31, 2001                      18,679                 18,679
   Stock purchase warrants                                                                        9                      9
   Common stock, $0.01 par value, 100,000,000 shares authorized, 31,918,794 and
         31,647,387 issued and outstanding at March 31, 2002 and December 31,
         2001, respectively                                                                     319                    316
   Additional paid-in capital                                                               291,045                290,453
   Accumulated deficit                                                                     (170,359)              (168,756)
   Deferred compensation - Restricted stock plan                                                (56)                    (2)
                                                                                   ----------------------------------------------
                                                                                            139,637                140,699
                                                                                   ----------------------------------------------
                                                                                      $     384,639           $    385,016
                                                                                   ==============================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   Three Months ended March 31,
                                                                                    2002                  2001
                                                                            -----------------------------------------
Rental operations:                                                            (in thousands, except per share data)
    Revenues:
        Base rents                                                                $  7,914              $ 17,123
        Percentage rents                                                               422                   135
        Property operating cost recoveries                                           2,183                 3,777
        Other income                                                                   129                 1,445
                                                                                -----------------------------------
                                                                                    10,648                22,480
                                                                                -----------------------------------
    Property operating costs:
        Common area maintenance                                                      1,061                 2,554
        Utilities                                                                      195                   748
        Real estate taxes                                                            1,060                 2,237
        Insurance                                                                      179                   335
        Marketing                                                                       12                    61
        Other                                                                          693                 1,045
                                                                                -----------------------------------
                                                                                     3,200                 6,980
    Depreciation and amortization                                                    2,698                 6,113
                                                                                -----------------------------------
                                                                                     5,898                13,093
                                                                                -----------------------------------
                                                                                     4,750                 9,387
Other expenses:
    General and administrative                                                       1,909                 1,988
    Stock compensation amortization                                                     44                   380
    Operating loss of sold management business                                          84                     -
    Severance and other related costs                                                    -                 5,013
    Interest, net                                                                    4,523                 7,776
                                                                                -----------------------------------
Loss from operations                                                                (1,810)               (5,770)
    Abandoned transaction costs                                                          -                    38
    Equity in (earnings) losses of unconsolidated entities                            (150)                  281
                                                                                -----------------------------------
Loss before minority interest                                                       (1,660)               (6,089)
    Minority interest                                                                   57                   164
                                                                                -----------------------------------
Net loss                                                                            (1,603)               (5,925)
    Preferred dividends                                                                  -                  (271)
                                                                                -----------------------------------
Net loss applicable to common stockholders                                        $ (1,603)             $ (6,196)
                                                                                ===================================

Basic loss applicable to common stockholders per share                            $  (0.05)             $  (0.20)
                                                                                ===================================

Weighted-average number of common shares outstanding                                31,767                31,174
                                                                                ===================================

Diluted loss applicable to common stockholders per share                          $  (0.05)             $  (0.20)
                                                                                ===================================

Weighted-average number of diluted shares outstanding                               31,767                31,174
                                                                                ===================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KONOVER PROPERTY TRUST, INC.

                 Consolidated Statement of Stockholders' Equity

                        Three months ended March 31, 2002
                                   (Unaudited)

                        (in thousands except share data)

                                                        Convertible    Stock Purchase                    Additional Paid
                                                      Preferred Stock     Warrants       Common Stock       in Capital
                                                    ----------------------------------------------------------------------
Balance at December 31, 2001                        $      18,679     $       9        $      316        $   290,453
 Issuance of 267,878 shares of restricted stock                 -             -                 3                440
 Repurchase of 3,087 shares of restricted stock                 -             -                 -                 (5)
 Cancellation of 3,838 shares of restricted stock               -             -                 -                (20)
 OP units converted into 10,454 shares of common
   stock                                                        -             -                 -                 99
 Conversion of restricted stock into repurchase
   rights                                                       -             -                 -                 38
 Reclassification                                                             -                 -                 40
 Compensation under stock plans                                 -             -                 -                  -
 Net loss                                                       -             -                 -                  -
                                                    ----------------------------------------------------------------------
Balance at March 31, 2002                           $      18,679     $       9        $      319        $   291,045
                                                    ======================================================================

                                                                          Deferred
                                                                        Compensation
                                                       Accumulated    Restricted Stock
                                                         Deficit            Plan             Total
                                                    ---------------------------------------------------
Balance at December 31, 2001                        $    (168,756)    $        (2)      $   140,699
 Issuance of 267,878 shares of restricted stock                 -             (15)              428
 Repurchase of 3,087 shares of restricted stock                 -               -                (5)
 Cancellation of 3,838 shares of restricted stock               -              20                 -
 OP units converted into 10,454 shares of common
   stock                                                        -               -                99
 Conversion of restricted stock into repurchase
   rights                                                       -             (55)              (17)
 Reclassification                                               -             (40)                -
 Compensation under stock plans                                 -              36                36
 Net loss                                                  (1,603)              -            (1,603)
                                                    ---------------------------------------------------
Balance at March 31, 2002                           $    (170,359)    $       (56)      $   139,637
                                                    ===================================================

           The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

                          KONOVER PROPERTY TRUST, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                              2002            2001
                                                                                           ----------------------------
                                                                                                 (in thousands)
Cash flows from operating activities:
   Net loss                                                                                $   (1,603)     $  (5,925)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Amortization of debt premium                                                                 -           (130)
       Minority interest                                                                          (57)          (164)
       Depreciation and amortization                                                            2,698          6,113
       Stock compensation amortization                                                             44            380
       Abandoned transaction costs                                                                  -             38
       Amortization of deferred financing costs                                                   338            588
       Net changes in:
         Tenant and other receivables                                                             895           (494)
         Deferred charges and other assets                                                        378           (482)
         Accounts payable and other liabilities                                                  (806)           424
         Restricted cash - operational escrows                                                   (859)          (426)
                                                                                           ----------------------------
         Net cash provided by (used in) operating activities                                    1,028            (78)
                                                                                           ----------------------------

Cash flows from investing activities:
   Investment in income-producing properties                                                     (634)        (5,480)
   Net cash acquired in connection with Sunset KPT Investment, Inc.                             1,928              -
   Payments received on notes receivable, net                                                       -            126
   (Investment in and advances to) distributions from unconsolidated entities                    (315)           425
   Change in restricted cash - investing                                                         (410)          (519)
                                                                                           ----------------------------
         Net cash provided by (used in) investing activities                                      569         (5,448)
                                                                                           ----------------------------

Cash flows from financing activities:
   Proceeds from debt on income properties                                                          -          4,988
   Repayment of debt on income properties                                                        (497)        (1,230)
   Deferred financing charges                                                                     (32)            (8)
   Other debt repayments                                                                         (122)           (53)
   Issuance of shares under employee stock purchase plan                                            -             28
   Dividends paid                                                                                   -         (4,658)
   Distributions to minority member of consolidated joint venture                                (240)             -
   Exercise of stock purchase rights                                                                -             62
   Repurchase of common stock                                                                      (5)           (18)
                                                                                           ----------------------------
         Net cash used in financing activities                                                   (896)          (889)
                                                                                           ----------------------------

Net increase (decrease) in cash and cash equivalents                                              701         (6,415)
Cash and cash equivalents at beginning of period                                               17,615         10,660
                                                                                           ----------------------------
Cash and cash equivalents at end of period                                                 $   18,316      $   4,245
                                                                                           ============================
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                          $    3,956      $   7,966
                                                                                           ============================

The accompanying Notes to Consolidated Financial Statements an integral part of these statements.

                   Notes to Consolidated Financial Statements
                                   March 2002
                                   (Unaudited)

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

         On March 31, 2002, the Company's owned properties consisted of:

         1. thirty-two community shopping centers in six states aggregating approximately 4,113,000 square feet of retail space and 97,000 square feet of office space; and

         2. two centers that are held for sale consisting of a 426,000-square-foot operating community shopping center and a 230,000-square-foot non-operating outlet center.

         In addition, the Company had investments in:

..   four operating community shopping center joint-ventures with 344,000 square feet; and
..   a land-development joint venture consisting of approximately 590 acres, which is currently held for sale.

         The weighted-average square feet of gross leasable area was 4.6 million square feet for the three months ended March 31, 2001 and 9.4 million square feet for the same period in 2001.

         In January 2002, the Company acquired the remaining interest in Sunset KPT Investment, Inc. from the affiliate of a director. As of March 31, 2002, the Company is the sole shareholder in Sunset KPT Investment, Inc., which is a wholly owned taxable REIT subsidiary. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. Sunset KPT Investment, Inc. owns undeveloped outparcels adjacent to the Millpond Village shopping center in Raleigh, North Carolina and a 60% interest in Brunswick Commercial LLC, a joint venture holding 590 acres of undeveloped land in Brunswick County, North Carolina. Prior to January 2002, the Company held substantially all of the non-voting common stock of this taxable REIT subsidiary and all of the voting common stock was held by a company affiliated with a director of the Company. Accordingly, this entity was accounted for under the equity method for investments during 2001. The accompanying 2002 consolidated financial statements include the assets, liabilities and results of operations of Sunset KPT Investment, Inc. and subsidiaries.

         On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation, on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an "UPREIT"). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the "Operating Partnership"), all of its assets and liabilities. In exchange for the Company's assets, the Company received limited partnership interests ("Units") in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of March 31, 2002. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company's percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company's common stock.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and the Operating Partnership. All significant intercompany balances have been eliminated in consolidation. The accompanying 2002 consolidated financial statements include the assets, liabilities and results of operations of Sunset KPT Investment, Inc. and subsidiaries. This entity was accounted for under the equity method for investments during 2001.

         Properties that are owned or that are owned less than 100% but controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the Operating Partnership to manage, directly or indirectly, day-to-day operations, refinance debt and sell the assets of the entity that owns the property without the consent of the other owners and the inability of the other owners to replace the general partner or manager. Investments in ventures which represent noncontrolling ownership interests or where control is deemed temporary are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

         For the three months ended March 31, 2002 and March 31, 2001, both basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,767,226 and 31,173,502, respectively. Potential dilutive common shares of 3,480,000 and 3,624,000 have been excluded from diluted earnings per share for the three months ended March 31, 2002 and March 31, 2001, respectively, because their inclusion would be antidilutive. On February 8, 2002, 259,545 shares of restricted stock were issued in settlement of a Separation and Settlement Agreement dated March 30, 2001 with a former Executive Vice President of the Company. The cost of this settlement was recorded in 2001, the period the agreement was executed.

Dividends

       The Company's policy is to make a determination regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, capital expenditures and improvement needs, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. The Company has not paid any dividends since April 2001. The Company continually undergoes an evaluation of its capital needs, including the renovation of certain community shopping centers and reduction of debt. Consistent with the Company's policy, the Company will evaluate and determine any dividend payment each quarter based on its operating results and capital needs. Although the decision is made on a quarterly basis, the Company has no present intention to pay cash dividends until a long-term strategic direction is established.

Comprehensive Income

       Comprehensive income equals net income for all periods presented.

3.     Investment in and Advances to Unconsolidated Entities

       A summary of the Company's investments in and advances to unconsolidated entities at March 31, 2002 and December 31, 2001 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

                                                                                     March 31,   December 31,
Entity                                      Location                    Ownership      2002         2001
-------------------------------------------------------------------------------------------------------------
Community Center Ventures:                                                                (in thousands)
Atlantic Realty LLC (2 community centers)   Apex and Pembroke, NC          50%       $  2,559      $  2,501
Park Place KPT LLC                          Morrisville, NC                50%          4,664         4,514
Falls Pointe KPT LLC                        Raleigh, NC                    50%          5,848         5,734

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.                                               100%              -         5,850
truefinds.com, Inc.                                                       100%              -             7
                                                                                    -------------------------
                                                                                     $ 13,071      $ 18,606
                                                                                    =========================

       The Company guarantees the repayment of an $8.3 million mortgage debt for Falls Pointe KPT LLC, which is currently structured as a construction loan, due in December 2002. The Company anticipates that the debt will be refinanced and replaced with a permanent, non-recourse loan by mid-2002. The mortgage debt held by Atlantic Realty LLC and Park Place KPT LLC is non-recourse and has certain guarantees of the non-managing member.

4.     Reportable Segments

       Prior to the outlet portfolio sale in September 2001, management determined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," it had four reportable segments: community centers, outlet centers, Vanity Fair (VF) anchored centers, and centers held for sale/redevelopment/development. The outlet segment includes properties that generate a majority of their revenue from traditional outlet manufacturers and are destination oriented. The VF-anchored segment includes properties that have less than $1.5 million in total revenue, generate at least 20% of their revenue from VF and have less than 150,000 square feet. The 2002 presentation includes community center and held-for-sale only. The Company now includes properties under development or redevelopment in the "All others" segment column. Previously these properties had been grouped into the held-for-sale segment. The prior years segment presentation has been restated to reflect this change. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company's investment portfolio. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer retail space to varied tenants and in varied geographical areas.

(All data in thousands)

                                      Community      Outlet           VF         Held-For
                                       Centers     Centers/(1)/   Centers/(1)/   Sale/(2)/    All others   Total
Three months ended March 31, 2002:
    NOI                               $   6,137    $        -     $       -      $   1,207    $     104   $   7,448
    Total Assets                      $ 271,253    $        -     $       -      $  64,662    $  48,724   $ 384,639

Three months ended March 31, 2001:
    NOI                               $   8,908    $    5,586     $     890      $   (101)    $     217   $  15,500
    Total Assets                      $ 361,751    $  183,849     $  42,264      $  18,782    $  90,328   $ 696,974

(1)    See Note 5 on property disposals.
(2) Mount Pleasant Towne Centre was classified as held-for-sale during the second quarter of 2001.

4.     Properties Held For Sale

       As part of the Company's ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties that currently are not fully consistent with or essential to the Company's long-term strategies. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the assets now held for sale. Assets held for sale are valued at the lower of carrying value or estimated fair value less selling costs and actual sales value may vary from these estimates. As part of the Company's ongoing strategic evaluation of its portfolio of assets, the Company intends to sell one remaining outlet shopping center, a 426,000-square-feet community shopping center and 590 acres of undeveloped land in Brunswick County, North Carolina held in a joint venture. The Company continues to operate the community shopping center. The one remaining outlet shopping center had nominal rental operations in 2002 and 2001. The Company is actively marketing the properties.

       The net carrying value of assets currently being marketed for sale at March 31, 2002 is $63.1 million. The held-for-sale community center property is encumbered by $45.9 million of indebtedness at March 31, 2002. There is no debt outstanding on the held-for-sale outlet property or the undeveloped land in Brunswick County, North Carolina.

       The following summary financial information pertains to the properties held for sale at March 31, 2002 and for the three months ended March 31 (in thousands):

                                                      2002         2001
                                                      ----         ----
               Revenues                             $  1,805     $  1,810
               Operating expenses                        598          551
                                                    ---------------------
               NOI                                     1,207        1,259
               Depreciation and amortization               5          537
               Interest, net                             923          960
                                                    ---------------------
               Net income (loss)                    $    279     $   (238)
                                                    =====================

5.     Property Disposals

       On December 27, 2001, the Company sold its Nashville outlet property for its approximate net book value of $5.6 million.

       On September 25, 2001, the Company sold a 31-property portfolio for $180 million. The portfolio consisted of nine outlet properties, 16 VF-anchored properties and six community center properties. Three of the six community centers in the portfolio have outlet tenants but meet the definition of community centers, as discussed in Note 3, due to their proximity to the local market and other property characteristics. The community centers included in the portfolio were sold because they are collateral under certain common debt facilities with certain of the outlet and VF-anchored properties.

       In addition, the Company sold its Shoreside, NC community center on September 13, 2001 for $7.5 million.

       The following summary financial information pertains to the above-mentioned properties sold for the three months ended March 31, 2001 (in thousands):

Revenues                               $   12,010
Operating expenses                          4,260
                                       ----------
Net operating income                        7,750
Depreciation and amortization               2,839
Interest, net                               3,326
Other                                          13
                                       ----------
Net income                             $    1,572
                                       ==========

6.     Sale of Florida Property Management Business

       On February 28, 2002, the Company sold RMC/Konover Trust LLC ("RMC"), a subsidiary of Sunset KPT Investment, Inc., to RMC Management Company LLC, a Florida limited liability company whose sole member is Suzanne L. Rice, a former officer of the Company. Under the terms of the agreement, the entity affiliated with Ms. Rice will assume the operating assets, third-party liabilities and property management and leasing contracts for 70 shopping centers totaling 6.5 million square feet. The Company's net liabilities and other obligations including office space and equipment leases and related employee benefits assumed by RMC Management Company LLC were approximately $0.2 million. The Company will retain the Sunrise, Florida office that manages and leases five of the Company's Florida shopping centers, along with three other third-party management and leasing contracts. RMC had a net operating loss of $0.1 million for the two-month period ending February 28, 2002. This loss is reported as "Operating loss of sold management business" in the accompanying consolidated statement of operations for 2002. The operating results of RMC for 2001, which were nominal, are included in "Equity in losses of unconsolidated entities" in the accompanying 2001 consolidated statement of operations.

7.     Commitments and Contingencies

   On June 11, 1999, WHE Associates, Inc., purportedly a licensed real estate broker, filed a lawsuit claiming that the Company is liable to the plaintiff for a "finder's fee" in the amount of $2 million to $4 million. Plaintiff sought its purported fee pursuant to both breach of contract and equitable claims. At a hearing held on January 5, 2000, the plaintiff's motion for summary judgment was denied as to its contractual claims and granted as to liability with respect to its equitable claims. The case was tried before a jury during November 2000. As the trial began, the plaintiff dismissed its contract claims and proceeded to try only the issue of damages with respect to its equitable claims. The jury returned a verdict in favor of the plaintiff as to damages with respect to those claims, and on November 27, 2000, a judgment was entered by the court in favor of the plaintiff in the amount of $2,756,550. In an opinion issued on February 1, 2002, the Maryland Court of Special Appeals reversed the $2,756,550, judgment on plaintiff's detrimental reliance claim entered by the Circuit Court of Baltimore City on November 27, 2000. Nevertheless, it also held that there were insufficient grounds for reversal of the verdict returned on plaintiff's remaining claims of unjust enrichment and quantum meruit. Although the appellate court left application of its ruling on the remaining claims to the trial court, it did instruct the trial court that the two remaining verdicts reflected the same damages and that the trial court should enter the judgment as to one, not both. On April 4, 2002, the trial court entered a new, significantly reduced judgment in the amount of $1,275,000, plus interest in the amount of $407,000. The Company paid the damages on April 4, 2002. The liability for the claim and related interest is included in "Accounts payable and other liabilities" in the accompanying consolidated balance sheets.

       The Company previously entered into a joint venture, Atlantic Realty LLC, with Effell LLC for the development, ownership and operation of Peak Plaza Shopping Center in Apex, North Carolina and University Shopping Center in Pembroke, North Carolina. The Company, through KPT Properties, L.P., is the managing member of the joint venture and Effell is its non-managing member. On July 17, 2001, Effell, on behalf of Atlantic Realty, filed a lawsuit against the Company in the Superior Court of Wake County, North Carolina alleging that the Company breached its fiduciary duty as managing member of the joint venture by failing to adequately manage, maintain and lease the joint venture's shopping centers and to sell its outparcels. Atlantic Realty seeks equitable relief and monetary damages. The Company believes that it has meritorious defenses against Atlantic Realty's allegations and intends to vigorously defend this litigation. Discovery in the matter is proceeding. Due to the inherent uncertainties of litigation, the Company is not able to predict the outcome of this litigation. At this time, the Company does not expect the result of this litigation to have a material adverse effect on its business, financial condition and results of operations.

     On March 15, 2002, a purported class action lawsuit was filed on behalf of all shareholders of the Company not affiliated with any of the defendants in the Circuit Court for Baltimore City against the Company, certain officers and directors of the Company and Prometheus Southeast Retail Trust ("Prometheus"). The complaint alleges, among other things, that in connection with a non-binding offer by Prometheus to acquire all of the remaining shares of the Company that it does not already own, (1) Prometheus, as majority shareholder of the Company, is purportedly engaging in self dealing, acting in bad faith, and breaching its fiduciary duties toward the Company's other public shareholders, and (2) the named officers and directors of the Company, who Prometheus allegedly controls, are breaching fiduciary duties to the Company's other public shareholders. The plaintiffs seek equitable relief and monetary damages. On April 3, 2002, two additional similar purported class action lawsuits were filed. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations. The Company intends to vigorously defend this litigation.

8.   Related-Party Transactions

     In 1998, the Company acquired Lake Point Centre, which had been developed by certain affiliates of Mr. Konover prior to its sale to the Company. Mr. Konover is Chairman of the Board of Directors of the Company. The amount paid by the Company for the property was $14.5 million; however, as a condition of the sale, the seller, another of Mr. Konover's affiliates (the"Guarantor"), guaranteed certain monthly lease payments on unleased space at the center until March 2003. There were no payments received during 2001 or the first three months of 2002 pursuant to this lease-guarantee obligation. As of March 2002, affiliates of Mr. Konover owed approximately $0.5 million under this lease-guarantee obligation. The Guarantor is disputing these payments. The Company is actively pursuing the resolution of these disputes.

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

                                                              Three months ended
                                                                  March 31,
                                                         ----------------------------
                                                            2002             2001
                                                         ----------------------------
Operating Data:
   Rental revenues                                       $   10,648       $   22,480
   Property operating costs                                   3,200            6,980
                                                         ----------------------------
      Net operating income                                    7,448           15,500

   Depreciation and amortization                              2,698            6,113
   General and administrative                                 1,909            1,988
   Stock compensation amortization                               44              380
   Operating loss of sold management business                    84                -
   Severance and other related costs                              -            5,013
   Interest, net                                              4,523            7,776
   Abandoned transaction costs                                    -               38
   Equity in (earnings) losses of unconsolidated
      entities                                                 (150)             281
                                                         ----------------------------
   Loss before minority interest                             (1,660)          (6,089)
   Minority interest                                             57              164
                                                         ----------------------------
   Net loss                                                  (1,603)          (5,925)
   Preferred dividends                                            -             (271)
                                                         ----------------------------
   Loss applicable to common stockholders                $   (1,603)      $   (6,196)
                                                         ============================

   Basic loss per common share:
   Net loss applicable to common
      stockholders per share                             $    (0.05)      $    (0.20)
                                                         ============================
   Weighted-average common shares outstanding                31,767           31,174
                                                         ============================

   Diluted loss per common share:
   Net loss applicable to common
      stockholders per share                             $    (0.05)      $    (0.20)
                                                         ============================
   Weighted-average common shares outstanding
      diluted                                                31,767           31,174
                                                         ============================

                                                                        Three months ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2002            2001
                                                                    --------------------------
Other Data:
EBITDA:
Net loss                                                            $  (1,603)       $ (5,925)
  Adjustments:
       Interest, net                                                    4,523           7,776
       Depreciation and amortization                                    2,698           6,113
       Stock compensation amortization                                     44             380
       Abandoned transaction costs                                          -              38
       Equity in (earnings) losses of unconsolidated entities            (150)            281
       Minority interest                                                  (57)           (164)
                                                                    --------------------------
                                                                    $   5,455        $  8,499
                                                                    ==========================

Funds from Operations (a):
Net loss                                                            $  (1,603)       $ (5,925)
  Adjustments:
       Real estate depreciation and amortization                        2,425           5,812
       Share of depreciation in unconsolidated entities                   102              71
       Minority interest in Operating Partnership                         (57)           (164)
                                                                    --------------------------
Funds From Operations                                               $     867        $   (206)
                                                                    ==========================

Weighted-average shares outstanding diluted  (b):                      35,247          34,798
                                                                    ==========================

Funds Available for Distribution/Reinvestment:
Funds from Operations                                               $     867        $   (206)
  Adjustments:
       Stock compensation amortization                                     44             380
       Capitalized tenant allowances                                     (170)            (80)
       Capitalized leasing costs                                         (168)           (455)
       Recurring capital expenditures                                     (54)           (397)
                                                                    --------------------------
Funds Available for Distribution/Reinvestment                       $     519        $   (758)
                                                                    ==========================

Dividends declared on quarterly earnings                            $       -        $  4,306
                                                                    ==========================
Dividends declared on quarterly earnings per share                  $       -        $  0.125
                                                                    ==========================
Cash Flows:
       Cash flows provided by (used in)operating activities         $   1,028     $    (78)
       Cash flows provided in (used in) investing activities              569       (5,448)
       Cash flows used in financing activities                           (896)        (889)
                                                                    --------------------------
       Net increase (decrease) in cash and cash equivalents         $     701     $ (6,415)
                                                                    ==========================

                                                                Balance at March 31,
                                                                  2002         2001
                                                              ------------------------
          Balance Sheet Data:
            Income-producing properties including net
                realizable value of properties held for
                sale (before depreciation and amortization)   $  368,157   $  714,730
            Total assets                                      $  384,639   $  696,974
            Debt on income properties                         $  229,212   $  403,439
            Total liabilities                                 $  240,050   $  430,687
            Minority interest                                 $    4,952   $    8,070
            Total stockholders' equity                        $  139,637   $  258,217
          Portfolio Property Data:
            Total GLA (at end of period)/(b)/                      4,636        9,400
            Weighted average GLA/(b)/                              4,636        9,400
            Number of properties (at end of period)/(b)/              33           66
            Occupancy (at end of period):
                 Operating - retail                                 85.7%        90.7%
                 Operating - office                                 38.8%         N/A
                 Held for sale/(b)/                                 95.3%        15.2%

(a) FFO is presented in accordance with National Association of Real Estate Investment Trusts (NAREIT) Best Practices.
(b) Excludes the Las Vegas non-operating outlet shopping center for 2002 presentation.
(c) The following table sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, "Earnings Per Share."

                                                                   March 31,
                                                               2002        2001
                                                             -------------------

          Denominator:
            Denominator- weighted average common shares       31,767      31,174
            Effect of dilutive securities:
                Preferred stock                                2,264       2,169
                Restricted stock                                 298         475
                Operating Partnership units                      918         980
                                                             -------------------
            Dilutive potential common shares                   3,480       3,624
                                                             -------------------
            Denominator- adjusted weighted average shares
                and assumed conversions                       35,247      34,798
                                                             ===================

Results Of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net Income

         The Company reported a net loss applicable to common stockholders of $1.6 million, or $(0.05) per common share, for the three months ended March 31, 2002. The same period in 2001 reflected net loss applicable to common stockholders of $6.2 million, or $(0.20) per common share. The elements having a material impact on the change are discussed below:

..    The Company's NOI decreased by $8.1 million, or 52%, to $7.4 million from
     $15.5 million for the same period in 2001. The decrease in NOI is primarily related to the sale of 33 properties in the second half of 2001. The NOI for these sold properties during the three months ended March 31, 2001 was $7.8 million.
..    Depreciation and amortization expense decreased by $3.4 million due to the sale of 33 properties in the second half of 2001 and the discontinuation of depreciation of the Company's Mount Pleasant Towne Centre which is currently held for sale.
..    General and administrative expenses including stock compensation amortization decreased $0.4 million.
..    Net interest expense decreased by $3.3 million, or 42%, to $4.5 million from $7.8 million for the same period in 2001 resulting from the decrease in debt outstanding pursuant to the debt payoff/assumption associated with the outlet portfolio sale in September 2001.
..    The Company incurred severance and other related costs of $5.0 million during the three months ended March 31, 2001.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

         EBITDA was $5.5 million for the three months ended March 31, 2002, a decrease of $3.0 million or 35%, from $8.5 million for the same period in 2001. The decrease was primarily due to the decrease of $8.1 million in NOI offset by a $0.1 million decrease in general and administrative expenses and a decrease in severance and other related costs of $5.0 million.

         Funds from Operations ("FFO") for the three months ended March 31, 2002 increased $1.1 million to $0.9 million. The Company's FFO for the same period in 2001 was $(0.2) million. FFO increased primarily as a result of:

..    $5.0 million in severance and other related costs incurred in 2001,
..    a decrease in net interest expense of $3.3 million,
..    $0.5 million increase in earnings from unconsolidated entities, and
..    a decrease in general and administrative expenses including stock compensation amortization of $0.4 million offset by an $ 8.1 million decrease in NOI.

Tenant Income

         Base rent decreased 54% to $7.9 million for the three months ended March 31, 2002 from $17.1 million for the same period in 2001. The decrease in base rent for the three months ended March 31, 2002 is attributable primarily to the sale of 33 properties in the second half of 2001. The Company's weighted-average square feet of gross leasable area in operation was 48% lower for the three months ended March 31, 2002 compared to the same period in 2001.

         Recoveries from tenants decreased for the three months ended March 31, 2002 to $2.2 million compared to $3.8 million in the same period of 2001. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries increased to $0.47 for the three months ended March 31, 2002 when compared to $0.40 for the same period in 2001.

Other Income

         Other income decreased $1.3 million to $0.1 million for the three months ended March 31, 2002 compared to $1.4 million in the same period of 2001 primarily as a result of lease buyouts of $1.3 million in the first quarter of 2001.

Property Operating Expenses

         Property operating costs decreased $3.8 million, or 54%, to $3.2 million in 2002 from $7.0 million in the same period of 2001. The decrease in operating costs was principally due to the decrease in the weighted-average square feet in operation in 2002, which decreased 48% to 4.9 million square feet in 2002 from 9.4 million square feet in 2001. On a weighted-average square-foot basis, operating expenses decreased to $0.69 per weighted average square foot as compared to $0.74 per weighted average square foot for the same period in 2001.

General and Administrative Expenses

         General and administrative expenses including stock compensation for the three months ended March 31, 2002 decreased $0.4 million, or 17%, to $2.0 million in 2001 from $2.4 million in the same period of 2001. General and administrative expenses including stock compensation increased as a percentage of revenues to 19% for the three months ended March 31, 2002 from 11% in the same period of 2001. The decrease is primarily related to a decrease in $0.3 million of stock compensation amortization, $0.3 million of rent incurred in the first quarter of 2001 for the Company's previous corporate office space and $0.1 million incurred in the first quarter of 2001 for the Company's corporate office move to Millpond Village offset by increases in the cost of the Special Committee of the Board of Directors and financial consultants evaluating the strategic alternatives for the Company.

Depreciation and Amortization Expense

         Depreciation and amortization decreased to $2.7 million for the three months ended March 31, 2002 compared to $6.1 million in the same period of 2001. The decrease is due to the sale of the outlet portfolio and other properties in the second half of 2001 and the discontinuation of depreciation on the Company's Mount Pleasant Towne Centre which is held for sale. Depreciation is discontinued for assets classified as held for sale.

Interest Expense

         Interest expense for the three months ended March 31, 2002, net of interest income of $0.1 million, decreased by $3.3 million, or 42%, to $4.5 million compared to $7.8 million, net of interest income of $0.5 million, in the first three months of 2001. On a weighted-average basis, in the first three months of 2002, debt outstanding was $229 million, and the average interest rate was 7.4%. This compares to $401 million of outstanding debt and a 8.2% average interest rate in 2001. The reduction of debt is due to the payoff/assumption of debt associated with the outlet portfolio sale in September 2001. The Company capitalized $0.6 million of interest costs associated with its development projects in the first three months of 2001. There was no interest capitalized during the three months ended March 31, 2002.

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

         General and Administrative Expenses and Employee Retention

         The Company down-sized its staffing levels during 2001 due to the 33 properties sold during 2001 and due to other internal cost savings efforts. The Company currently incurs approximately $0.5 million per month in recurring general and administrative expenses. This amount does not include additional costs that may be incurred as part of the Company's evaluation of strategic alternatives and related professional advisor fees or external legal fees related to current litigation matters. General and administrative expenses will be directly impacted, up or down, based on the final strategic direction of the Company and the Company's litigation position.

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

         Possibility of Future Write-Downs

         The Company continues to investigate possible transactions including asset sales or a merger or sale of the entity as a whole. The Company follows the provisions of SFAS No. 121 in determining the impairment, if any, of its current long-lived assets. The application of these provisions differ between the sale of individual assets and the sale, merger or business combination of the Company. Additional write-downs of assets may be required in sales of individual assets.

     Unconsolidated Entities

         Tenant Uncertainties

         The Company's Park Place venture has a Carmike Theater with approximately 60,000 square feet of leasable area and a current base rent of $6.17 per square foot. Carmike declared bankruptcy in August 2000. The Company agreed to a rent reduction effective March 1, 2001. Carmike continues to operate at this location. The venture continues to evaluate other re-tenanting opportunities at this location and maintains certain rights to replace this tenant under certain conditions.

Liquidity and Capital Resources

Cash Flows

         The Company's cash and cash equivalents balance at March 31, 2002 was $18.3 million. Restricted cash, as reported in the financial statements, as of such date, was $6.5 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional loan collateral and to fund real estate taxes, property insurance, capital improvements and tenant replacement costs.

         Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2002. Net cash provided by investing activities was $0.6 million in that same period. The primary source and use of these funds included:

         .   $1.9 million of net cash provided by the  acquisition  of the remaining interest in Sunset KPT  Investment, Inc. and related consolidation of this entity and its subsidiaries, offset by
         .   $0.6 million invested in income-producing properties,
         .   $0.3 million invested in or advanced to unconsolidated entities,
             and
         .   $0.4 million of additional restricted escrow deposits.

         Net cash used in financing activities was $0.9 million for the three months ended March 31, 2002. The primary transactions included:

         .   $0.2 million of distributions to a minority member of a
             consolidated joint venture,
         .   $0.5 million for debt repayments, and
         .   $0.2 million in deferred financing charges and capital lease obligation payments.

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

         In connection with the sale of the outlet portfolio on September 25, 2001, the balances of the REMIC facility and the $75 million permanent credit facility were paid or assumed. In addition, simultaneous with the sale, the Company refinanced its $60 million term loan with a $58 million term loan. The $58 million term loan has an interest rate of LIBOR, with a floor of 4.0% plus 3.20%, and expires in November 2003. The term loan can be extended for an additional year providing there are no events of default and the Company extends an interest rate protection agreement for the period of extension.

         On January 11, 2000, the Company closed on a $5 million line of credit with a financial institution. In March, 2000, the available borrowings were increased by $5 million to $10 million. The line of credit has an interest rate of LIBOR plus 2.0%. The line of credit balance as of March 31, 2002 was $10 million and matures in May 2002. The line of credit is secured by a community shopping center in Georgia. The Company is in the process of negotiating an extension to the term of the line of credit and reducing the principal by $1 to $2 million.

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

Current Cash Needs

         Capital Expenditures

         The Company anticipates capital expenditures needed to maintain its owned and venture properties will be approximately $2.3 million during 2002. In addition, the Company plans to remodel the Lake Washington shopping center in Florida. The Company estimates the remodeling will cost approximately $0.5 million in 2002. The Company's current plan also includes an investment of $0.5 million to $1.0 million in its Mobile Festival center located in Alabama during 2003. The Company anticipates that cash generated from operations will provide these funds.

         Tenant Allowance and Upfit

         The Company's plan for normal recurring lease up of space includes an estimated $5 to $10 per square foot leased for tenant allowance and/or upfit costs. Annual expenditures depend on leasing activity. The cost per square foot could be significantly higher depending on the tenant mix and overall market conditions. If the Company proceeds with its plans at Mobile Festival, tenant allowance and upfit costs may be significantly higher than normal. The Company anticipates that cash generated from operations will provide sufficient funds for these expenditures.

         Development Properties

         The construction loan on the Millpond Village shopping center in Raleigh, North Carolina becomes due in December 2002. The ability for the Company to refinance the entire construction loan balance depends on the status of the lease up phase of the property. The Company believes leasing activity for 2002 and the cash on hand will enable the Company to refinance this debt or obtain an extension of the debt along with a manageable level of principal reduction.

         The construction loan on the Falls Pointe shopping center in Raleigh, North Carolina becomes due in December 2002. The Falls Pointe shopping center is 94% leased and the venture is currently in the process of obtaining permanent financing. The Company anticipates the refinancing will be completed in the second quarter of 2002 and will generate cash proceeds in excess of the construction loan. The venture plans to make distributions of this excess cash in 2002.

         Park Place Venture

         The debt on the Park Place shopping center in North Carolina becomes due in August 2002. The venture recently met with the current lender and requested a one-year extension on the loan. The venture believes that with continued operations and rent payments from Carmike, a tenant in bankruptcy, and the successful completion of out parcel sales pledged to be used to reduce debt principal and normal principal payments through August 2002, it will be able to refinance the loan. The venture may be required to make a capital call from the venture partners or request a loan from the Company to complete the refinancing process. Any cash needed from the Company would be funded from the Company's available cash on hand. The Company believes it has adequate cash available to fund the potential needs of this venture, if needed.

         WHE Associates, Inc. Litigation

         The Company paid damages in the WHE Associates, Inc. litigation of approximately $1.7 million in April 2002. The damages were paid from current cash on hand.

         Merchant's Festival Line of Credit

         The Company currently has $10 million outstanding on its line of credit secured by the Merchant's Festival shopping center in Georgia. The line of credit expires in May 2002. The Company is in the process of obtaining an extension of the line of credit through December 2002. The Company anticipates a required principal reduction of $1 to $2 million to enable the debt to be extended. The Company will use current available cash to pay the principal reduction.

         Celebration Shopping Center

         The debt on the Company's Celebration shopping center in North Carolina of $5.2 million becomes due in December 2002. The Company is in the process of refinancing the debt and does not believe a principal reduction will be required.

         Towne Centre

         The Company believes it will sell Towne Centre shopping center located in Mount Pleasant, South Carolina during 2002. It is expected that the sale of the property would generate significant net proceeds in 2002.

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

Dividends

         The Company's policy is to make a determination regarding its dividend distributions quarterly following review of the Company's financial results, capital availability, capital expenditures and improvement needs, strategic objectives and REIT requirements. The Company's policy is to declare dividends in amounts at least equal to 90% of the Company's taxable income, which is the minimum dividend required to maintain REIT status. The Company has not paid any dividends since April 2001. The Company continually undergoes an evaluation of its capital needs, including the renovation of certain community shopping centers and reduction of debt. Consistent with the Company's policy, the Company will evaluate and determine any dividend payment each quarter based on its operating results and capital needs. Although the decision is made on a quarterly basis, the company has no present intention to pay cash dividends until a long-term strategic direction is established.

Economic Conditions

         Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company's revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company's ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 4% and 2% of the Company's total revenue for the three months ended March 31, 2002 and 2001, respectively. Continuation of this economic trend may affect the Company's operating centers' occupancy rates, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward Looking Statements

         Some of the information in this Quarterly Report on Form 10-Q are forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

..  our markets could suffer unexpected increases in development of competitive retail properties;
..  the financial condition of our tenants could deteriorate;
..  the costs of our development projects could exceed our original estimates;

..  we may not be able to complete development or joint venture projects as quickly or on as favorable terms as anticipated;
..  we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;
..  we may have incorrectly assessed the environmental condition of our properties;
..  we may not be able to refinance debt on as favorable terms as anticipated;
..  an increase in interest rates would increase our debt service costs;
..  we could lose key executive officers and employees and/or the cost to retain such personnel may increase;
..  our markets may suffer decline in economic growth or increase in unemployment rates;
.. the perception of community shopping centers by investors might deteriorate; .. general and administrative costs, as a percentage of revenue, may increase as the size of portfolio decreases.

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

         To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate agreement which limits the interest to a maximum of 9.66% on $58.0 million of variable rate debt. As of March 31, 2002, the Company had approximately $85.5 million of variable rate debt outstanding. If the weighted-average interest rate on this variable rate debt is 100 basis points higher or lower in 2002, our interest expense would have increased or decreased approximately $0.2 million for the three months ended March 31, 2002. The Company has $5.2 million of fixed rate debt maturing in 2002.

                                     PART II

Item 1.  Legal Proceedings

         On June 11, 1999, WHE Associates, Inc., purportedly a licensed real estate broker, filed a lawsuit claiming that the Company is liable to the plaintiff for a "finder's fee" in the amount of $2 million to $4 million. Plaintiff sought its purported fee pursuant to both breach of contract and equitable claims. At a hearing held on January 5, 2000, the plaintiff's motion for summary judgment was denied as to its contractual claims and granted as to liability with respect to its equitable claims. The case was tried before a jury during November 2000. As the trial began, the plaintiff dismissed its contract claims and proceeded to try only the issue of damages with respect to its equitable claims. The jury returned a verdict in favor of the plaintiff as to damages with respect to those claims, and on November 27, 2000, a judgment was entered by the court in favor of the plaintiff in the amount of $2,756,550. In an opinion issued on February 1, 2002, the Maryland Court of Special Appeals reversed the $2,756,550, judgment on plaintiff's detrimental reliance claim entered by the Circuit Court of Baltimore City on November 27, 2000. Nevertheless, it also held that there were insufficient grounds for reversal of the verdict returned on plaintiff's remaining claims of unjust enrichment and quantum meruit. Although the appellate court left application of its ruling on the remaining claims to the trial court, it did instruct the trial court that the two remaining verdicts reflected the same damages and that the trial court should enter the judgment as to one, not both. On April 4, 2002, the trial court entered a new, significantly reduced judgment in the amount of $1,275,000, plus interest in the amount of $407,000. The Company paid the damages on April
4, 2002.

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

         On March 15, 2002, a purported class action lawsuit was filed on behalf of all shareholders of the Company not affiliated with any of the defendants in the Circuit Court for Baltimore City against the Company, certain officers and directors of the Company and Prometheus Southeast Retail Trust ("Prometheus"). The complaint alleges, among other things, that in connection with a non-binding offer by Prometheus to acquire all of the remaining shares of the Company that it does not already own, (1) Prometheus, as majority shareholder of the Company, is purportedly engaging in self-dealing, acting in bad faith, and breaching its fiduciary duties toward the Company's other public shareholders, and (2) the named officers and directors of the Company, who Prometheus allegedly controls, are breaching fiduciary duties to the Company's other public shareholders. The plaintiffs seek equitable relief and monetary damages. On April 3, 2002, two additional similar purported class action lawsuits were filed. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations. The Company intends to vigorously defend this litigation.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  (1) Included with this report is the following exhibit

         Exhibit #     Title
         -----------------------------------------------------------------------
         10.1          Form of Indemnification Agreement entered into with
                       members of the Special Committee of the Board of Directors

         None

    (b)  Reports on Form 8-K

         None

                                   Signatures

================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            KONOVER PROPERTY TRUST, INC.

                            Date:  May 14, 2002



                            By: /S/Daniel J. Kelly
                                ------------------------------------------------
                            Executive Vice President and Chief Financial Officer