Form 10-Q
period 2002-06-30
KONOVER PROPERTY TRUST INC
filed 2002-08-14
CIK 899757

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11998

KONOVER PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	56-1819372 (I.R.S. Employer Identification No.)

3434 Kildaire Farm Road Suite 200 Raleigh, North Carolina	27606
(Address of principal executive offices)	(Zip Code)

(919) 372-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,915,014 shares of Common Stock, $0.01 par value, as of August 14, 2002.

KONOVER PROPERTY TRUST, INC.

PART I

Item 1.     Consolidated Financial Statements (Unaudited)

KONOVER PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
	(in thousands)
ASSETS
Income producing properties:
Land	$44,440	$43,725
Buildings and improvements	246,216	240,993
Deferred leasing and other charges	14,844	14,361

	305,500	299,079
Accumulated depreciation and amortization	(38,296)	(33,373)

	267,204	265,706
Properties under development/projects in process	369	4,694
Properties held for sale	10,028	60,701
Other assets:
Cash and cash equivalents	24,237	17,615
Restricted cash	6,214	4,956
Tenant and other receivables, net allowance of $3,264 and $2,948 at June 30, 2002 and December 31, 2001, respectively	3,214	5,406
Notes receivable	2,627	477
Investment in and advances to unconsolidated entities	13,452	18,606
Deferred charges and other assets	4,589	6,855

	$331,934	$385,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debt on income properties	$180,849	$229,709
Capital lease obligations	58	196
Accounts payable and other liabilities	9,312	10,732

	190,219	240,637
Commitments and contingencies
Minority interests	4,870	3,680

Stockholders’ equity:
Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680 issued and outstanding at June 30, 2002 and December 31, 2001	18,679	18,679
Stock purchase warrants	9	9
Common stock, $0.01 par value, 100,000,000 shares authorized 31,914,354 and 31,647,387 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	319	316
Additional paid-in capital	290,944	290,453
Accumulated deficit	(173,069)	(168,756)
Deferred compensation—Restricted stock plan	(37)	(2)

	136,845	140,699

	$331,934	$385,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

KONOVER PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,
	2002	2001
	(in thousands, except per share data)
Rental operations:
Revenues:
Base rents	$7,429	$17,137
Percentage rents	149	395
Property operating cost recoveries	1,647	3,813
Other	10	326

	9,235	21,671

Property operating costs:
Common area maintenance	1,044	2,885
Utilities	223	649
Real estate taxes	959	2,154
Insurance	195	291
Marketing	9	59
Other	876	1,023

	3,306	7,061
Depreciation and amortization	2,679	6,420

	5,985	13,481

	3,250	8,190

Other expenses:
General and administrative	2,630	1,676
Stock compensation amortization	42	183
Severance and other related costs	—	918
Interest, net	4,055	7,802

Loss from operations	(3,477)	(2,389)
Adjustment to carrying value of property	(300)	105,110
(Gain) on sale of real estate	(213)	—
Abandoned transaction costs	31	8
Equity in (earnings) losses of unconsolidated entities	(185)	4,800

Loss before minority interest	(2,810)	(112,307)
Minority interest	100	3,133

Net loss	(2,710)	(109,174)
Preferred dividends	(93)	—

Net loss applicable to common stockholders	$(2,803)	$(109,174)

Basic loss applicable to common stockholders per share	$(0.09)	$(3.50)

Weighted-average number of common shares outstanding	31,887	$31,234

Diluted loss applicable to common stockholders per share	$(0.09)	$(3.50)

Weighted-average number of diluted shares outstanding	31,887	31,234

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KONOVER PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months ended June 30,
	2002	2001
	(in thousands, except per share data)
Rental operations:
Revenues:
Base rents	$15,343	$34,260
Percentage rents	227	530
Property operating cost recoveries	3,830	7,590
Other	483	1,771

	19,883	44,151

Property operating costs:
Common area maintenance	2,105	5,439
Utilities	418	1,397
Real estate taxes	2,019	4,391
Insurance	374	626
Marketing	21	120
Other	1,569	2,068

	6,506	14,041
Depreciation and amortization	5,377	12,533

	11,883	26,574

	8,000	17,577

Other expenses:
General and administrative	4,539	3,664
Stock compensation amortization	86	563
Operating loss of sold management business	84	—
Severance and other related costs	—	5,931
Interest, net	8,578	15,578

Loss from operations	(5,287)	(8,159)
Adjustment to carrying value of property	(300)	105,110
(Gain) on sale of real estate	(213)	—
Abandoned transaction costs	31	46
Equity in (earnings) losses of unconsolidated entities	(335)	5,081

Loss before minority interest	(4,470)	(118,396)
Minority interest	157	3,297

Net loss	(4,313)	(115,099)
Preferred dividends	(93)	(271)

Net loss applicable to common stockholders	$(4,406)	$(115,370)

Basic loss applicable to common stockholders per share	$(0.14)	$(3.70)

Weighted-average number of common shares outstanding	31,828	31,204

Diluted loss applicable to common stockholders per share	$(0.14)	$(3.70)

Weighted–average number of diluted shares outstanding	31,828	31,204

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KONOVER PROPERTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2002
(Unaudited)
(in thousands except per share data)

	Convertible Preferred Stock	Stock Purchase Warrants	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation Restricted Stock Plan	Total
Balance at December 31, 2001	$18,679	$9	$316	$290,453	$(168,756)	$(2)	$140,699
Issuance of 267,878 restricted shares	—	—	3	440	—	(15)	428
Repurchase of 5,527 restricted shares	—	—	—	(9)	—	—	(9)
Cancellation of 5,838 restricted shares	—	—	—	(30)	—	30	—
OP units converted into 10,454 shares of common stock	—	—	—	99	—	—	99
Conversion of restricted stock into repurchase rights	—	—	—	38	—	(55)	(17)
Distributions to preferred stockholders	—	—	—	(93)	—	—	(93)
Compensation under stock plans	—	—	—	—	—	45	45
Other	—	—	—	46	—	(40)	6
Net loss	—	—	—	—	(4,313)	—	(4,313)

Balance at June 30, 2002	$18,679	$9	$319	$290,944	$(173,069)	$(37)	$136,845

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

KONOVER PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,313)	$(115,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt premium	—	(261)
Minority interest	(157)	(3,297)
Depreciation and amortization	5,377	12,533
Stock compensation amortization	86	563
Adjustments to carrying value of property	(300)	105,110
Adjustments to carrying value of other assets held for sale	—	4,256
Gain on sale of real estate	(213)	—
Abandoned transaction costs	31	46
Amortization of deferred financing costs	766	1,180
Net changes in:
Tenant and other receivables	2,082	(1,185)
Deferred charges and other assets	460	(169)
Accounts payable and other liabilities	(1,986)	168
Restricted cash—operational escrows	(1,748)	(1,717)

Net cash provided by operating activities	85	2,128

Cash flows from investing activities:
Investment in income-producing properties	(1,890)	(7,108)
Net proceeds from sale of real estate	9,934	—
Net cash acquired in connection with Sunset KPT Investments, Inc.	1,928	—
Payments received on notes receivable, net	—	143
Investment in and advances to unconsolidated entities	(695)	(783)
Change in restricted cash—investing	739	(1,025)

Net cash provided by (used in) investing activities	10,016	(8,773)

Cash flows from financing activities:
Proceeds from debt on income properties	—	10,461
Repayment of debt on income properties	(2,978)	(4,325)
Deferred financing charges	(38)	(35)
Other debt repayments	(138)	(107)
Issuance of shares under employee stock purchase plan	—	28
Dividends paid	(93)	(8,963)
Distributions to minority member of consolidated joint venture, net	(222)	—
Exercise of stock purchase rights	—	66
Repurchase of common stock	(10)	(57)

Net cash used in financing activities	(3,479)	(2,932)

Net increase (decrease) in cash and cash equivalents	6,622	(9,577)
Cash and cash equivalents at beginning of period	17,615	10,660

Cash and cash equivalents at end of period	$24,237	1,083

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,112	$16,373

Supplemental Schedule of noncash investing/financing activity:

Decrease of mortgage debt through assumption from sale of real estate	$45,882	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)
1.    Interim Financial Statements

Organization

Konover Property Trust, Inc. (the “Company”), formerly FAC Realty Trust, Inc., was incorporated on March 31, 1993 as a self-advised and self-managed real estate investment trust (REIT). The Company is principally engaged in the ownership and operation of retail shopping centers in the Southeast. The Company’s revenues are primarily derived under real estate leases with national, regional and local retailing companies.

On June 30, 2002, the Company’s owned properties consisted of:

1.  thirty-two community shopping centers in six states aggregating approximately 4,113,000 square feet of retail space and 97,000 square feet of office space; and

2.  a 230,000-square-foot, non-operating outlet center in Las Vegas.

In addition, the Company had investments in:

•	four operating community shopping center joint-ventures with 344,000 square feet; and

•	a land-development joint venture consisting of approximately 590 acres, which is currently held for sale.

The weighted-average square feet of gross leasable area for operating shopping centers was 4.5 million square feet for the six months ended June 30, 2002 and 9.4 million square feet for the same period in 2001.

In January 2002, the Company acquired the remaining interest in Sunset KPT Investment, Inc. from the affiliate of a director. The Company is the sole shareholder in Sunset KPT Investment, Inc., which is a wholly owned taxable REIT subsidiary. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. As of June 30, 2002, Sunset KPT Investment, Inc. owned certain outparcels adjacent to the Millpond Village shopping center in Raleigh, North Carolina and a 60% interest in Brunswick Commercial LLC, a joint venture holding 590 acres of undeveloped land in Brunswick County, North Carolina. In July 2002, Sunset KPT Investment, Inc., through its subsidiary Mercer Mill KPT LLC, received full payment of a $2.2 million note receivable. The note receivable was partial consideration on the sale of 2,110 acres of undeveloped land in Brunswick County, North Carolina in December 2001. Also in July 2002, Sunset KPT Investment, Inc. purchased the remaining 40% interest in Brunswick Commercial LLC for approximately $0.7 million. Prior to January 2002, the Company held substantially all of the non-voting common stock of this taxable REIT subsidiary and all of the voting common stock was held by a company affiliated with a director of the Company. Accordingly, this entity was accounted for under the equity method for investments during 2001. The accompanying 2002 consolidated financial statements include the assets, liabilities and results of operations of Sunset KPT Investment, Inc. and subsidiaries.

On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation, on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an “UPREIT”). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the “Operating Partnership”), all of its assets and liabilities. In exchange for the Company’s assets, the Company received limited partnership interests (“Units”) in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of June 30, 2002. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company’s percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company’s common stock.

Going-Private Transaction

During 2001, the Company’s board of directors created a special committee of the board of directors to evaluate strategic alternatives for the Company, including a going-private transaction or other business combinations or remaining a stand alone public company.

On June 24, 2002, the Company announced that the board of directors approved a definitive merger agreement, subject to stockholder approval, with PSCO Acquisition Corp. (“PSCO”), a newly formed Maryland corporation owned by Prometheus Southeast Retail Trust (“Prometheus”) and Kimkon Inc. (“Kimkon”), a subsidiary of Kimco Realty Corporation (“Kimco”), to take the Company private. See footnote 2 for further discussion on the basis of long-lived assets and footnote 7 for further discussion on the proposed merger.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and the Operating Partnership. All significant intercompany balances have been eliminated in consolidation. The accompanying 2002 consolidated financial statements include the assets, liabilities and results of operations of Sunset KPT Investment, Inc. and subsidiaries. This entity was accounted for under the equity method for investments during 2001 and is consolidated now because the Company owns 100% of its stock.

Properties that are owned or that are owned less than 100% but controlled by the Operating Partnership have been consolidated. Control is demonstrated by the ability of the Operating Partnership to manage, directly or indirectly, day-to-day operations, refinance debt and sell the assets of the entity that owns the property without the consent of the other owners and the inability of the other owners to replace the general partner or manager. Investments in ventures which represent noncontrolling ownership interests are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2002 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Reclassification

Certain amounts from prior years were reclassified to conform with current-year presentation. These reclassifications had no effect on net loss or stockholders’ equity as previously reported.

2.    Significant Accounting Policies

Cash and cash equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Long-Lived Assets

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for fiscal year 2002 which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.” The adoption of SFAS No. 144 had no impact to the Company’s financial statements. Under these pronouncements, each reporting period the Company evaluates current events or circumstances, including occupancy levels, credit worthiness of tenants, rents and terms of leases, existing or future threats of competition, strength of retail industry, and the general state of the economy and capital markets, that may impair the carrying value of the property and performs a recoverability analysis based on the estimated non-discounted cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If the analysis indicates the carrying value is recoverable from non-discounted cash flows, the asset continues to be carried at net book value, which may differ from fair value. At such time as management is authorized to sell individual properties or other assets and the Company believes it is able to complete a sale over the next year, such properties are classified as held-for-sale. Assets held for sale are valued at the lower of carrying value or fair value less selling costs. The marketing of the sale of the Company and/or the proposed merger of the Company described in the above “Going-Private Transaction” section is not an event or circumstance as defined in SFAS No. 144 or SFAS No. 121. Accordingly, no adjustment to the historical basis in the assets and liabilities of the Company is appropriate.

Basic and diluted income per share

Basic earnings per share is calculated by dividing the income applicable to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to purchase common shares were exercised and preferred stock was converted into common shares (“potential dilutive common shares”).

For the three months ended June 30, 2002 and June 30, 2001, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,887,413 and 31,234,397, respectively. For the six months ended June 30, 2002 and June 30, 2001, both basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,827,651 and 31,204,118, respectively. Potential dilutive common shares of 3,357,000 and 3,510,000 have been excluded from diluted earnings per share for the three months ended June 30, 2002 and June 30, 2001, respectively, because their inclusion would be antidilutive. Potential dilutive commons shares of 3,417,000 and 3,567,000 have been excluded from diluted earnings per share for the six months ended June 30, 2002 and June 30, 2001, respectively, because their inclusion would be antidilutive.

Dividends

In an effort to conserve cash until the Company determined its ultimate strategy, the Company’s board of directors ceased declaring dividends in the second quarter of 2001. The merger agreement the Company entered into with PSCO does not permit the Company to declare any dividends before the merger closes, unless the Company must do so in order to preserve our REIT status. However, management currently does not expect that will be necessary.

In June 2002, the Company paid approximately $0.1 million in preferred dividends. This amount related to a retroactive adjustment to dividends declared in prior periods due to changes in the conversion price for the respective periods.

Comprehensive Income

Comprehensive income equals net income for all periods presented.

Recent Accounting Pronouncements

On June 28, the FASB issued SFAS No. 146 (SFAS 146), “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently assessing the impact of the adoption of this pronouncement.

3.    Investment in and Advances to Unconsolidated Entities

A summary of the Company’s investments in and advances to unconsolidated entities at June 30, 2002 and December 31, 2001 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

Entity	Location	Ownership	June 30, 2002	December 31, 2001
			(in thousands)
Community Center Ventures:
Atlantic Realty LLC (2 community centers)	Apex and Pembroke, NC	50%	$2,710	$2,501
Park Place KPT LLC	Morrisville, NC	50%	4,783	4,514
Falls Pointe KPT LLC	Raleigh, NC	50%	5,959	5,734
Taxable Subsidiaries (see Note 1):
Sunset KPT Investment, Inc.		100%	—	5,850
truefinds.com, Inc.		100%	—	7

			$13,452	$18,606

By letter dated June 26, 2002, the non-managing member of Falls Pointe KPT LLC exercised the buy/sell right under the joint venture’s operating agreement. The terms of the operating agreement require that the Company deliver a valuation to the non-managing member within 60 days following receipt of the non-managing member’s exercise of the buy/sell right. Upon receipt of the valuation from the Company, the non-managing member will have 60 days to choose to either buy the Company’s interest in Falls Pointe or sell his interest in Falls Pointe to the Company. The Company is currently evaluating the Falls Pointe property and intends to send the valuation to the non-managing member within the timeframe prescribed by the operating agreement.

The Company previously guaranteed the repayment of the construction loan for Falls Pointe KPT LLC. Falls Pointe KPT LLC refinanced the construction loan with a $11.8 million permanent, non-recourse loan in June 2002. The refinancing generated net proceeds of $2.5 million to Falls Pointe KPT LLC. The mortgage debt held by Atlantic Realty LLC and Park Place KPT LLC is non-recourse and has certain guarantees of the non-managing member.

4.    Reportable Segments

Prior to the outlet portfolio sale in 2001, management determined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” it had four reportable segments: community centers, outlet centers, Vanity Fair (VF) anchored centers, and centers held for sale. As a result of the Company’s disposition of properties during 2001, the Company currently has two reportable segments. The segments include community shopping centers located in Southeastern United States and properties held for sale. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company’s investment portfolio.

	Community Centers	Held-For Sale(1)	All others	Total
	(All data in thousands)
Six months ended June 30, 2002:
NOI	$11,708	$1,728	$(59)	$13,377
Total Assets	$269,028	$10,094	$52,812	$331,934

Six months ended June 30, 2001:
NOI	$12,488	$17,372	$250	$30,110
Total Assets	$244,351	$257,837	$80,259	$582,447

(1)	See Note 6 on property disposals and Note 5 on properties held for sale.

5.    Properties Held For Sale

As part of the Company’s ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the assets now held for sale. Assets held for sale are valued at the lower of carrying value or estimated fair value less selling costs and actual sales value may vary from these estimates. The Company intends to sell one remaining outlet property, which had minimal rental operations in 2002 and 2001, and 590 acres of undeveloped land in Brunswick County, North Carolina held in a joint venture as of June 30, 2002. The Company is actively marketing the properties. The net carrying value of assets currently being marketed for sale at June 30, 2002 is $10.0 million. There is no debt outstanding on the held-for-sale outlet property or the undeveloped land in Brunswick County, North Carolina.

Information regarding the proposed merger of the Company with Prometheus and Kimkon is provided in footnote 7.

6.    Property Disposals

On June 28, 2002, the Company sold an outparcel adjacent to the Millpond Village shopping center in Raleigh, North Carolina for approximately $0.9 million, its approximate book value.

On May 15, 2002, the Company closed on the sale of Mount Pleasant Towne Center, a 426,000-square-foot shopping center located in Mount Pleasant, South Carolina for approximately $55.3 million, including the assumption of mortgage indebtedness of approximately $45.9 million. The gain on the sale was approximately $0.2 million after adjustments to the carrying value of this property of $6.1 million during 2001.

On December 27, 2001, the Company sold its Nashville outlet property for its approximate net book value of $5.6 million.

On September 25, 2001, the Company sold a 31-property portfolio for $180 million. The portfolio consisted of nine outlet properties, 16 VF-anchored properties and six community center properties. The Company recorded an adjustment to the carrying value of the 31-property portfolio of $100.5 million in 2001. During the three months ended June 30, 2002, the Company recorded a $0.3 million revision to the estimated adjustment to carrying value recorded in 2001 due to the subsequent settlement of certain estimated and contingent costs of the transaction.

In addition, the Company sold its Shoreside, NC community center on September 13, 2001 for $7.5 million. The gain on the sale was approximately $0.8 million.

The following summary financial information pertains to the above-mentioned properties sold for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three months ended June 30, 2002	Three months ended June 30, 2001
Revenues	$825	$12,839
Operating expenses	314	4,512

Net operating income	511	8,327
Depreciation and amortization	—	3,492
Interest, net	396	4,225
Other	—	7

Net income	$115	$603

	Six months ended June 30, 2002	Six months ended June 30, 2001
Revenues	$2,560	$26,673
Operating expenses	800	9,276

Net operating income	1,760	17,397
Depreciation and amortization	—	6,939
Interest, net	1,324	8,426

Other	—	20

Net income	$436	$2,012

7.    Proposed Merger

On June 24, 2002, the Company announced that the board of directors approved a definitive merger agreement, subject to stockholder approval, with PSCO to take the Company private. Prometheus currently owns approximately 66% of our common stock. Under the terms of the merger agreement: (1) the holders of our common stock (excluding PSCO, to which Prometheus will transfer 16,615,922 of its currently held shares of common stock immediately before the merger of the Company and PSCO) will receive $2.10 of cash per share in exchange for their shares of common stock; (2) all rights to shares of common stock under our stock compensation plans will become fully vested, and the holders of options to purchase shares of our common stock will receive for each share of stock subject to the option the difference (but only in the event of a positive amount) between $2.10 and the exercise price of each option; (3) the holders of our existing Series A convertible preferred stock, at their individual election, will receive either a new preferred security, designated Series A convertible preferred stock, representing a continuing interest in the surviving corporation in the merger or cash of $6.395 per share of existing Series A convertible preferred stock; and (4) the holders of PSCO’s redeemable preferred stock will receive redeemable preferred stock, designated Series B redeemable preferred stock, in the surviving corporation in the merger.

Prometheus owns 500 shares of PSCO common stock which it purchased for $1,050, and Kimkon owns 500 shares of PSCO common stock which it purchased for $1,050. Immediately before the merger, Prometheus will contribute to PSCO 16,615,922 shares of its common stock in the Company and its rights under the contingent value right agreement. In exchange PSCO will issue to Prometheus an additional 21,115,922 shares of PSCO common stock. In the merger, the 16,615,922 shares of the Company’s common stock that PSCO owns will be canceled without any payment or consideration. The 21,116,422 shares of PSCO common stock that Prometheus owns will be converted in the merger on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, Prometheus will own 21,116,422 shares of the common stock of the surviving corporation.

In addition to Prometheus’s contributions, immediately before the merger, Kimkon will contribute to PSCO up to $35,554,439 in cash. In exchange PSCO will issue to Kimkon shares of PSCO common stock at $2.10 per share (i.e., up to an additional 16,930,685 shares of PSCO common stock). The amount of cash Kimkon is required to contribute to PSCO and the number of shares of PSCO common stock that Kimkon is entitled to receive in exchange for its cash contribution is subject to downward adjustment if any of our existing Series A convertible preferred stockholders elect to receive, instead of a cash payment, the new Series A convertible preferred stock of the surviving corporation. If all holders of our existing Series A convertible preferred stock elect to receive shares of the new Series A convertible preferred stock instead of cash, Kimkon’s cash contribution will be reduced to $30,561,980 and the number of shares of PSCO common stock that it will receive in exchange for the contribution will be 14,553,324. In the merger, all shares of PSCO common stock owned by Kimkon will be converted on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, assuming all holders of our existing Series A convertible preferred stock elect to receive cash in lieu of the new Series A convertible preferred stock, Kimkon will own 16,931,185 shares of common stock of the surviving corporation. On the other hand, assuming all holders of our existing Series A convertible preferred stock elect to receive the new Series A convertible preferred stock, instead of a cash payment, then Kimkon will own 14,553,824 shares of the common stock of the surviving corporation.

Lastly, immediately before the merger, PSCO will issue up to 150 shares of its redeemable preferred stock to approximately 100 individuals at a subscription price of $500 per share. In the merger, the newly issued shares of PSCO redeemable preferred stock will be converted on a one-for-one basis into the surviving corporation’s shares of Series B redeemable preferred stock.

The funds to pay the merger consideration and transaction costs of the merger will come from a combination of Kimkon’s cash contribution to PSCO and the Company’s cash on hand.

The merger will be accounted for as a recapitalization transaction for financial reporting purposes under accounting principles generally accepted in the United States. Under this method of accounting, the historical basis of the Company’s assets and liabilities will be carried over to the surviving corporation, payment of the merger consideration will be treated as a redemption of capital stock, and additional capital contributions will be allocated to additional paid-in capital accounts. The Company’s costs incurred in connection with the transaction will be expensed in the period incurred.

A preliminary proxy statement was filed with the Securities and Exchange Commission on July 29, 2002. Upon finalization of the proxy statement, our common stockholders will vote on the proposed merger. The estimated closing date of the merger transaction is early fourth quarter 2002.

8.    Commitments and Contingencies

The Company previously entered into a joint venture, Atlantic Realty LLC, with Effell LLC for the development, ownership and operation of Peak Plaza Shopping Center in Apex, North Carolina and University Shopping Center in Pembroke, North Carolina. The Company, through KPT Properties, L.P., is the managing member of the joint venture and Effell is its non-managing member. On July 17, 2001, Effell, on behalf of Atlantic Realty, filed a lawsuit against the Company in the Superior Court of Wake County, North Carolina alleging that the Company breached its fiduciary duty as managing member of the joint venture by failing to adequately manage, maintain and lease the joint venture’s shopping centers and to sell its outparcels. Atlantic Realty seeks equitable relief and monetary damages. The Company believes that it has meritorious defenses against Atlantic Realty’s allegations and intends to vigorously defend this litigation. Discovery in the matter is proceeding. Due to the inherent uncertainties of litigation, the Company is not able to predict the outcome of this litigation. At this time, the Company does not expect the result of this litigation to have a material adverse effect on its business, financial condition and results of operations.

Between March 15, 2002 and April 2, 2002, three substantially similar class action complaints were filed in the Circuit Court for Baltimore City, Maryland. These actions recently were consolidated. The plaintiff in each action purports to represent a putative class of all our public common stockholders who allegedly will be harmed by the proposed merger transaction. Excluded from the class are the defendants and any related or affiliated person, corporation, or other entity. The named defendants are the Company, certain directors and officers of the Company, and Prometheus. The primary claim against the defendants is an alleged breach of fiduciary duty. The plaintiffs allege that Prometheus, which owns approximately 66% of the Company’s outstanding common stock, is engaging in self-dealing and not acting in good faith by offering to acquire all of the remaining outstanding common stock for an unreasonably low price, that Prometheus’s offer is based on inside information known to the defendants regarding the Company’s value and prospects that has not been publicly disclosed, and that Prometheus improperly is exerting its majority position and control over the directors, which has resulted in conflicts of interest between Prometheus and the Company’s common stockholders and between our directors and officers and the Company’s common stockholders. The complaints seek an injunction, damages, and other relief. While management believes that these lawsuits are without merit, we have determined that an early resolution of the claims, without admitting any liability, would avoid costly litigation expenses and would be in the best interests of the Company. On July 18, 2002, the parties reached an agreement in principle to settle the common stockholder lawsuits mentioned above and are working to finalize the terms. The Company believes the settlement of this matter will not have a material adverse impact on the Company’s financial position.

On June 14, 2002, some of our existing Series A preferred stockholders filed a lawsuit against us, alleging, among other things, that we breached our contractual obligations under the note purchase agreement dated April 2, 1996, by failing to register the plaintiffs’ shares of Series A convertible preferred stock. The lawsuit was filed in the United States District Court of the Southern District of New York by Blackacre Bridge Capital LLC, Gildea Management Company, Blackacre Capital Group L.P., Network Fund Associates III, Ltd., John Gildea, William O’Donnell and North Atlantic Smaller Companies Investment Trust PLC. We believe that there is no merit to the allegations contained in the complaint because, among other things, Konover filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in 1999 pursuant to which we registered the resale of all of the plaintiffs’ shares of existing Series A convertible preferred stock, as well as the resale of the common stock issuable upon conversion of the plaintiffs’ shares of existing Series A convertible preferred stock. The Securities and Exchange Commission issued an order declaring the registration statement effective on November 12, 1999. Konover has not filed answers to this suit, as the time period for doing so has been extended. Konover intends to defend this lawsuit vigorously.

On June 27, 2002, the financial advisor to the holders of our Series A convertible preferred stock issued a press release in which it released a letter it purported to have previously delivered to the special committee, although the special committee members and its advisors had not seen the letter until its public release. The letter was dated June 17, 2002 and urges that we pursue a liquidation strategy. In addition, the letter makes a number of allegations that we believe are without merit and if they are asserted in a lawsuit by the holders of the Series A convertible preferred stock, we will defend any such lawsuit vigorously.

9.    Related-Party Transactions

In 1998, the Company acquired Lake Point Centre, which had been developed by certain affiliates of Mr. Konover prior to its sale to the Company. Mr. Konover is Chairman of the Board of Directors of the Company. The amount paid by the Company for the property was $14.5 million; however, as a condition of the sale, the seller, another of Mr. Konover’s affiliates (the “Guarantor”), guaranteed certain monthly lease payments on unleased space at the center until March 2003. There were no payments received during 2001 or the first six months of 2002 pursuant to this lease-guarantee obligation. As of June 2002, the guarantor owed approximately $0.6 million under this lease-guarantee obligation. The Guarantor is disputing these payments. The Company is actively pursuing the resolution of these disputes.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Industry analysts generally consider Funds From Operations (“FFO”) an appropriate measure of performance for an equity REIT. FFO means net income before extraordinary items (computed in accordance with accounting principles generally accepted in the United States) excluding gains or losses on the sale of real estate plus real estate depreciation and amortization.

“EBITDA” is defined as revenues less operating costs, including general and administrative expenses, before interest, depreciation and amortization and unusual items. As a REIT, the Company is generally not subject to Federal income taxes. Some analysts believe that EBITDA provides a meaningful indicator of operating performance for the following reasons: (i) it is industry practice to evaluate the performance of real estate properties based on net operating income (“NOI”), which is generally equivalent to EBITDA; and (ii) both NOI and EBITDA are unaffected by the debt and equity structure of the property owner.

FFO and EBITDA (i) do not represent cash flow from operations as defined by generally accepted accounting principles, (ii) are not necessarily indicative of cash available to fund all cash flow needs and (iii) should not be considered as an alternative to net income for purposes of evaluating the Company’s operating performance or as an alternative to cash flow as a measure of liquidity.

Other data that management believes is important in understanding trends in its business and properties are also included in the following table (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Operating Data:
Rental revenues	$9,235	$21,671	$19,883	$44,151
Property operating costs	3,306	7,061	6,506	14,041

Net operating income	5,929	14,610	13,377	30,110
Depreciation and amortization	2,679	6,420	5,377	12,533
General and administrative	2,630	1,676	4,539	3,664
Stock compensation amortization	42	183	86	563
Operating loss of sold management business	—	—	84	—
Severance and other related costs	—	918	—	5,931
Interest, net	4,055	7,802	8,578	15,578
Adjustment to carrying value property	(300)	105,110	(300)	105,110
(Gain) on sale of real estate	(213)	—	(213)	—
Abandoned transaction costs	31	8	31	46
Equity in (earnings) losses of unconsolidated entities	(185)	4,800	(335)	5,081

Loss before minority interest	(2,810)	(112,307)	(4,470)	(118,396)
Minority interest	100	3,133	157	3,297

Net loss	(2,710)	(109,174)	(4,313)	(115,099)
Preferred dividends	(93)	—	(93)	(271)

Loss applicable to common stockholders	$(2,803)	$(109,174)	$(4,406)	$(115,370)

Basic loss per common share:
Net loss applicable to common stockholders per share	$(0.09)	$(3.50)	$(0.14)	$(3.70)

Weighted-average common shares outstanding	31,887	31,234	31,828	31,204

Diluted loss per common share:
Net loss applicable to common stockholders per share	$(0.09)	$(3.50)	$(0.14)	$(3.70)

Weighted-average common shares outstanding diluted	31,887	31,234	31,828	31,204

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Other Data:
EBITDA:
Net loss	$(2,710)	$(109,174)	$(4,313)	$(115,099)
Adjustments:
Interest, net	4,055	7,802	8,578	15,578
Depreciation and amortization	2,679	6,420	5,377	12,533
Stock compensation amortization	42	183	86	563
Adjustment to carrying value of property	(300)	105,110	(300)	105,110
Gain on sale of real estate	(213)	—	(213)	—
Abandoned transaction costs	31	8	31	46
Equity in (earnings) losses of unconsolidated entities	(185)	4,800	(335)	5,081
Minority interest	(100)	(3,133)	(157)	(3,297)

	$3,299	$12,016	$8,754	$20,515

Funds from Operations (a):
Net loss	$(2,710)	$(109,174)	$(4,313)	$(115,099)
Adjustments:
Real estate depreciation and amortization	2,438	6,142	4,863	11,954
Share of depreciation in unconsolidated entities	110	72	212	143
Adjustment to carrying value of property	(300)	105,110	(300)	105,110
Gain on sale of real estate	(213)	—	(213)	—
Minority interest	(100)	(3,133)	(157)	(3,297)

Funds From Operations	$(775)	$(983)	$92	$(1,189)

Weighted-average shares outstanding diluted (c):	35,244	34,744	35,245	34,771

Funds Available for Distribution/Reinvestment:
Funds from Operations	$(775)	$(983)	$92	$(1,189)
Adjustments:
Stock compensation amortization	42	183	86	563
Capitalized tenant allowances	(542)	(509)	(712)	(589)
Capitalized leasing costs	(96)	(589)	(264)	(1,044)
Recurring capital expenditures	(352)	(195)	(406)	(592)

Funds Available for Distribution/Reinvestment	(1,723)	(2,093)	(1,204)	(2,851)

Dividends declared on quarterly earnings	$—	$—	$—	$4,306

Dividends declared on quarterly earnings per share	$—	$—	$—	$0.125

Cash Flows:
Cash flows (used in) provided by operating activities	$(943)	$2,206	$85	$2,128
Cash flows provided by (used in) investing activities	9,447	(3,325)	10,016	(8,773)
Cash flows used in financing activities	(2,583)	(2,043)	(3,479)	(2,932)

Net increase (decrease) in cash and cash equivalents	$5,921	$(3,162)	$6,622	$(9,577)

	Balance at June 30,
	2002	2001
Balance Sheet Data:
Income-producing properties, including net realizable value of properties held for sale (before depreciation and amortization)	$315,528	$528,360
Total assets	$331,934	$582,447
Debt on income properties	$180,849	$405,686
Total liabilities	$190,219	$428,395
Minority interest	$4,870	$4,111
Total stockholders’ equity	$136,845	$149,941
Portfolio Property Data:
Total GLA (at end of period)(b)	4,210	9,400
Weighted average GLA(b)	4,526	9,400
Number of properties (at end of period)(b)	32	66
Occupancy (at end of period):
Operating—retail	85.2%	90.6%
Operating—office	39.5%	—
Held for sale(b)	—	82.1%

(a)	FFO is presented in accordance with National Association of Real Estate Investment Trusts (NAREIT) Best Practices.
(b)	Excludes the Las Vegas non-operating outlet shopping center for 2002 presentation.
(c)	The table below sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, “Earnings Per Share.”

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Denominator:
Denominator—weighted average common shares	31,887	31,234	31,828	31,204
Effect of dilutive securities:
Preferred stock	2,264	2,169	2,264	2,169
Operating Partnership units	916	932	917	956
Other dilutive securities	177	409	236	442

Dilutive potential common shares	3,357	3,510	3,417	3,567

Denominator—adjusted weighted average shares and assumed conversions	35,244	34,744	35,245	34,771

Results Of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net Income

The Company reported a net loss applicable to common stockholders of $2.8 million, or $(0.09) per common share, for the three months ended June 30, 2002. The same period in 2001 reflected a net loss applicable to common stockholders of $109.2 million, or $(3.50) per common share. The elements having a material impact on the change are discussed below:

•	The Company recognized a charge of $105.1 million as an adjustment to the carrying value of certain held-for-sale properties during the three months ended June 30, 2001.

•
The Company’s NOI decreased by $8.7 million, or 60%, to $5.9 million from $14.6 million for the same period in 2001. The decrease in NOI is primarily related to the sale of 33 properties in the second half of 2001 and a property sold in May 2002. The NOI for these sold properties during the three months ended June 30, 2002 was $0.5 million as compared to $8.3 million during the same period in 2001.

•
Depreciation and amortization expense decreased by $3.7 million due to the sale of 33 properties in the second half of 2001 and the discontinuation of depreciation of the Company’s Mount Pleasant Towne Centre, which was classified as held for sale in June 2001 and ultimately sold in May 2002.

•
Net interest expense decreased by $3.7 million, or 47%, to $4.1 million from $7.8 million for the same period in 2001 resulting from the decrease in debt outstanding pursuant to the debt payoff/assumption associated with the outlet portfolio sale in September 2001 and the assumption of debt associated with the sale of Mount Pleasant Towne Centre.

•	The Company incurred severance and other related costs of $0.9 million during the three months ended June 30, 2001.

•	General and administrative expenses including stock compensation amortization increased $0.8 million.

•
Earnings from unconsolidated entities increased to $0.2 million for the three months ended June 30, 2002 as compared to losses from unconsolidated entities of $4.8 million for the same period in 2001. The 2001 losses are primarily due to adjustments to the carrying value of undeveloped land held for sale, operating losses of the Company’s third-party management business, which was sold in February 2002, and operating expenses of Sunset KPT Investment, Inc. including interest expense on its loans from the Company. Sunset KPT Investment, Inc. was accounted for under the equity method of accounting for investments in 2001.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

EBITDA was $3.3 million for the three months ended June 30, 2002, a decrease of $8.7 million or 73%, from $12.0 million for the same period in 2001. The decrease was primarily due to the decrease of $8.7 million in NOI, a $0.9 million increase in general and administrative expenses and a decrease in severance and other related costs of $0.9 million.

Funds from Operations (“FFO”) for the three months ended June 30, 2002 increased $0.2 million to $(0.8) million. The Company’s FFO for the same period in 2001 was $(1.0) million. FFO increased primarily as a result of:

•	$0.9 million in severance and other related costs incurred in 2001,

•	a decrease in net interest expense of $3.7 million,

•	$5.0 million increase in earnings from unconsolidated entities offset by

•	an increase in general and administrative expenses including stock compensation amortization of $0.8 million, and

•	a $8.7 million decrease in NOI.

Tenant Income

Base rent decreased 57% to $7.4 million for the three months ended June 30, 2002 from $17.1 million for the same period in 2001. The decrease in base rent for the three months ended June 30, 2002 is attributable primarily to the sale of 33 properties in the second half of 2001 and a property sold in May 2002. The Company’s weighted-average square feet of gross leasable area in operation was 52% lower for the three months ended June 30, 2002 compared to the same period in 2001.

Recoveries from tenants decreased for the three months ended June 30, 2002 to $1.6 million compared to $3.8 million in the same period of 2001. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased to $0.36 for the three months ended June 30, 2002 when compared to $0.40 for the same period in 2001.

Other Income

Other income decreased $0.3 million for the three months ended June 30, 2002 compared to the same period of 2001 primarily as a result of temporary tenant and vending income provided by the outlet properties in 2001.

Property Operating Expenses

Property operating costs decreased $3.8 million, or 54%, to $3.3 million in 2002 from $7.1 million in the same period of 2001. On a weighted-average square-foot basis, operating expenses decreased to $0.73 per weighted average square foot as compared to $0.75 per weighted average square foot for the same period in 2001.

General and Administrative Expenses

General and administrative expenses including stock compensation for the three months ended June 30, 2002 increased $0.8 million, or 42%, to $2.7 million from $1.9 million in the same period of 2001. General and administrative expenses including stock compensation increased as a percentage of revenues to 29% for the three months ended June 30, 2002 from 8% in the same period of 2001. The increase is due to the cost of compensating the members of the special committee, the costs of legal and financial consultants evaluating strategic alternatives and negotiating the proposed merger for the Company and other non-recurring costs of $1.2 million offset by reductions in personnel costs and office space rent of $0.4 million. See “—Impact of Known Trends and Uncertainties on Results of Operations-Going-Private Transaction.”

Depreciation and Amortization Expense

Depreciation and amortization decreased to $2.7 million for the three months ended June 30, 2002 compared to $6.4 million in the same period of 2001. The decrease is due to the sale of the outlet portfolio and other properties in the second half of 2001 and the discontinuation of depreciation on the Company’s Mount Pleasant Towne Centre which was classified as held for sale from June 2001 until the date of sale of May 15, 2002. Depreciation is discontinued for assets classified as held for sale.

Interest Expense

Interest expense for the three months ended June 30, 2002, net of interest income of $0.1 million, decreased by $3.7 million, or 47%, to $4.1 million compared to $7.8 million, net of interest income of $0.4 million, for the three months ended June 30, 2001. On a weighted-average basis, during the three months ended June 30, 2002, debt outstanding was $197 million, and the average interest rate was 7.6%. This compares to $406 million of outstanding debt and a 7.9% average interest rate for the same period in 2001. The reduction of debt is due to the payoff/assumption of debt associated with the outlet portfolio sale in September 2001 and the debt assumption associated with the sale of Mount Pleasant Towne Centre in May 2002. The Company capitalized $0.5 million of interest costs associated with its development projects in the first three months of 2001. There was no interest capitalized during the three months ended June 30, 2002.

Results of Operations

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net Income

The Company reported a net loss applicable to common stockholders of $4.4 million, or $(0.14) per common share, for the six months ended June 30, 2002. The same period in 2001 reflected net loss applicable to common stockholders of $115.4 million, or $(3.70) per common share. The elements having a material impact on the change are discussed below:

•	The Company recognized a charge of $105.1 million as an adjustment to the carrying value of certain held-for-sale properties in 2001.

•
The Company’s NOI decreased by $16.7 million, or 55%, to $13.4 million from $30.1 million for the same period in 2001. This decrease is primarily related to the 33 properties sold in the second half of 2001 and a property sold in May 2002.

•
Depreciation and amortization decreased by $7.1 million due to the sale of properties in the second half of 2001 and discontinuation of depreciation on Mount Pleasant Towne Centre, which was classified as held-for-sale in June 2001 and ultimately sold in May 2002.

•	Net interest expense decreased by $7.0 million, or 45%, to $8.6 million from $15.6 million for the same period in 2001.

•	The Company incurred severance and other related costs of $5.9 million during the six months ended June 30, 2001.

•
Earnings from unconsolidated entities increased to $0.3 million for the three months ended June 30, 2002 as compared to losses from unconsolidated entities of $5.1 million for the same period in 2001. The 2001 losses are primarily due to adjustments to the carrying value of undeveloped land held for sale, operating losses of the Company’s third-party management business, which was sold in February 2002, and operating expenses of Sunset KPT Investment, Inc. including interest expense on its loans from the Company. Sunset KPT Investment, Inc. was accounted for under the equity method of accounting for investments in 2001.

•	General and administrative expenses including stock compensation amortization increased $0.4 million.

    Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

EBITDA was $8.8 million for the six months ended June 30, 2002, a decrease of $11.7 million or 57%, from $20.5 million for the same period in 2001. The decrease was primarily due to decreased NOI of $16.7 million, $5.9 million of severance and other related costs incurred in 2001, and increased general and administrative expenses of $0.9 million.

Funds from Operations (“FFO”) for the six months ended June 30, 2002 increased $1.3 million, or 108%, to $0.1 million. The Company’s FFO for the same period in 2001 was $(1.2) million. FFO increased primarily as a result of:

•	$5.9 million in severance and other related costs incurred in 2001,

•	an increase in equity in earnings in unconsolidated ventures of $5.4 million, and

•	a decrease in net interest expense of $7.0 million offset by

•	a $16.7 million decrease in NOI and

•	an increase in general and administrative expenses including stock compensation amortization of $0.4 million.

    Tenant Income

Base rent decreased to $15.3 million for the six months ended June 30, 2002 from $34.3 million for the same period in 2001. The decrease in base rent for the six months ended June 30, 2002 is attributable primarily to a $18.6 million decrease in base rent from the 33 properties sold in the second half of 2001 and a property sold in May 2002.

During this same period, the Company’s weighted-average square feet of gross leasable area in operation decreased 52%.

Recoveries from tenants decreased for the six months ended June 30, 2002 to $3.8 million compared to $7.6 million in the same period of 2001. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries increased to $0.84 for the six months ended June 30, 2002 compared to $0.81 for the same period in 2001.

    Other Income

Other income decreased $1.3 million to $0.5 million in 2002 compared to $1.8 million in 2001 primarily as a result of a $1.2 million lease buyout in March 2001.

    Property Operating Expenses

Property operating costs decreased $7.5 million to $6.5 million for the three months ended June 30, 2002 compared to $14.0 million for the same period in 2001. On a weighted-average square-foot basis, operating expenses decreased 6% to $1.44 from $1.49 in 2001.

    General and Administrative Expenses and Stock Compensation

General and administrative expenses including stock compensation for the six months ended June 30, 2002 increased $0.4 million, or 10%, to $4.6 million in 2002 from $4.2 million in 2001. The increase is due to the increased costs of compensating the members of the special committee, the costs of legal and financial consultants evaluating strategic alternatives and negotiating the proposed merger for the Company and other non-recurring costs of $1.6 million offset by reductions in personnel costs and office space rent of $1.2 million. General and administrative expense including stock compensation increased as a percentage of revenues to 23% from 10% in 2001.

    Depreciation and Amortization Expense

Depreciation and amortization decreased to $5.4 million for the six months ended June 30, 2002 compared to $12.5 million in the same period of 2001. On a weighted-average square-foot basis, depreciation and amortization decreased to $1.20 in 2002 compared to $1.33 in 2001.

    Interest Expense

Interest expense for the six months ended June 30, 2002, net of interest income of $0.2 million, decreased by $7.0 million, or 45%, to $8.6 million compared to $15.6 million, net of interest income of $1.0 million, in the first six months of 2001. On a weighted-average basis, in the first six months of 2002, debt outstanding was $213 million, and the average interest rate was 7.5%. This compares to $403 million of outstanding debt and a 8.0% average interest rate in 2001. The Company capitalized $1.0 million of interest costs associated with its development projects in the first six months of 2001. There was no interest capitalized during the six months ended June 30, 2002.

Impact of Known Trends and Uncertainties on Results of Operations

Going-Private Transaction

On June 24, 2002, the Company announced that the board of directors approved a definitive merger agreement, subject to stockholder approval, with PSCO Acquisition Corp. (“PSCO”), a newly formed Maryland corporation owned by Prometheus Southeast Retail Trust (“Prometheus”) and Kimkon Inc. (“Kimkon”), a subsidiary of Kimco Realty Corporation (“Kimco”), to take the Company private. Prometheus currently owns approximately 66% of our common stock. Under the terms of the merger agreement: (1) the holders of our common stock (excluding PSCO, to which Prometheus will transfer 16,615,922 of its currently held shares of common stock immediately before the merger of the Company and PSCO) will receive $2.10 of cash per share in exchange for their shares of common stock; (2) all rights to shares of common stock under our stock compensation plans will become fully vested, and the holders of options to purchase shares of our common stock will receive for each share of stock subject to the option the difference (to the extent a positive amount) between $2.10 and the exercise price of each option; (3) the holders of our existing Series A convertible preferred stock, at their individual election, will receive either a new preferred security, designated Series A convertible preferred stock, representing a continuing interest in the surviving corporation in the merger or cash of $6.395 per share of existing Series A convertible preferred stock; and (4) the holders of PSCO’s redeemable preferred stock will receive redeemable preferred stock, designated Series B redeemable preferred stock, in the surviving corporation in the merger.

Prometheus owns 500 shares of PSCO common stock which it purchased for $1,050, and Kimkon owns 500 shares of PSCO common stock which it purchased for $1,050. Immediately before the merger, Prometheus will contribute to PSCO 16,615,922 shares of its common stock in the Company and its rights under the contingent value right agreement. In exchange PSCO will issue to Prometheus an additional 21,115,922 shares of PSCO common stock. In the merger, the 16,615,922 shares of the Company’s common stock that PSCO owns will be canceled without any payment or consideration. The 21,116,422 shares of PSCO common stock that Prometheus owns will be converted in the merger on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, Prometheus will own 21,116,422 shares of the common stock of the surviving corporation.

In addition to Prometheus’s contributions, immediately before the merger, Kimkon will contribute to PSCO up to $35,554,439 in cash. In exchange PSCO will issue to Kimkon shares of PSCO common stock at $2.10 per share (i.e., up to an additional 16,930,685 shares of PSCO common stock). The amount of cash Kimkon is required to contribute to PSCO and the number of shares of PSCO common stock that Kimkon is entitled to receive in exchange for its cash contribution is subject to downward adjustment if any of our existing Series A convertible preferred stockholders elect to receive, instead of a cash payment, the new Series A convertible preferred stock of the surviving corporation. If all holders of our existing Series A convertible preferred stock elect to receive shares of the new Series A convertible preferred stock instead of cash, Kimkon’s cash contribution will be reduced to $30,561,980 and the number of shares of PSCO common stock that it will receive in exchange for the contribution will be 14,553,324. In the merger, all shares of PSCO common stock owned by Kimkon will be converted on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, assuming all holders of our existing Series A convertible preferred stock elect to receive cash in lieu of the new Series A convertible preferred stock, Kimkon will own 16,931,185 shares of common stock of the surviving corporation. On the other hand, assuming all holders of our existing Series A convertible preferred stock elect to receive the new Series A convertible preferred stock, instead of a cash payment, then Kimkon will own 14,553,824 shares of the common stock of the surviving corporation.

Lastly, immediately before the merger, PSCO will issue up to 150 shares of its redeemable preferred stock to approximately 100 individuals at a subscription price of $500 per share. In the merger, the newly issued shares of PSCO redeemable preferred stock will be converted on a one-for-one basis into the surviving corporation’s shares of Series B redeemable preferred stock.

The funds to pay the merger consideration and transaction costs of the merger will come from a combination of Kimkon’s cash contribution to PSCO and the Company’s cash on hand.

The merger will be accounted for as a recapitalization transaction for financial reporting purposes under accounting principles generally accepted in the United States. Under this method of accounting, the historical basis of the Company’s assets and liabilities will be carried over to the surviving corporation, payment of the merger consideration will be treated as a redemption of capital stock, and additional capital contributions will be allocated to additional paid-in capital accounts. The Company’s costs in connection with the transaction will be expensed in the period incurred.

As a private company, the Company estimates that it will save as much as $900,000 per year in accounting fees, stock transfer fees, filing fees, New York Stock Exchange listing fees, attorney fees, printing and mailing compensation, and other related fees and expenses as compared to costs incurred in 2001.

In connection with the merger, it is expected that a substantial number of the current officers and employees of Konover and its subsidiaries will be dismissed. Following the merger, the surviving corporation will hire a third party affiliated with Kimkon to provide it with certain advisory and support services in connection with the management and operation of the surviving corporation’s properties, including certain construction management, leasing, and administrative services. As a result of these changes, we may be able to significantly reduce general and administrative expenses.

A preliminary proxy statement was filed with the Securities and Exchange Commission on July 29, 2002. Upon finalization of the proxy statement, the Company’s common stockholders will vote on the proposed merger. The estimated closing date of the merger transaction is early fourth quarter 2002.

Potential Disposition of Falls Pointe Joint Venture Property

By letter dated June 26, 2002, the non-managing member of Falls Pointe KPT LLC, a Company joint venture, exercised the buy/sell right under the joint venture’s operating agreement. The terms of the operating agreement require that we deliver a valuation to the non-managing member within 60 days following receipt of the non-managing member’s exercise of the buy/sell right. Upon receipt of the valuation from us, the non-managing member will have 60 days to choose to either buy our interest in Falls Pointe or sell his interest in Falls Pointe to us. Our management and PSCO are currently evaluating the Falls Pointe property, and we intend to send the valuation to the non-managing member within the timeframe prescribed by the operating agreement. Since the agreement provides the non-managing member with the option to either buy or sell, there is a possibility that the Falls Pointe property will be disposed of either before or after the merger.

Owned Properties

Asset Values

The fair value of the Company’s operating properties are impacted by several factors, including occupancy levels, credit worthiness of tenants, rents and terms of leases, existing or future threats of competition, strength of the retail industry, and the general state of the economy and capital markets. Several of those factors adversely impacting the current operations of certain operating properties of the Company are discussed further below. These factors, among others, have resulted in the Company’s stock price and the $2.10 per share cash offer in the proposed merger being below the net book value of the Company. The Company evaluates the need to write down the net book value of its assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” adopted in 2002, and in prior years in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.” (SFAS No. 144 supercedes SFAS No. 121.) Under these pronouncements, each reporting period the Company evaluates current events or circumstances, including such factors described above, that may impair the carrying value of the property and performs a recoverability analysis based on the estimated non-discounted future cash flows to be generated from the property. In the event the Company determines to sell a specific property or asset and believes it has the ability to successfully complete the sale over the next year, the Company reclassifies the property or asset as held for sale and performs a similar test to include the net proceeds from such sale based on estimated fair value of the property or asset. The estimated fair value is based on the most recent and relevant information available which may include such valuations using a discounted cash flow analysis, capitalization rates, recent appraisals or offers received. If the Company is not able to recover its net book value after these tests, the specific property or asset is written down to its current fair value or the net realizable value for any property or asset classified as held for sale, in the period such event occurs. Otherwise no adjustment to the carry value of a property or asset is appropriate under SFAS No. 144 or previously SFAS No. 121 for book purposes, even though the current fair value of a specific operating property or asset may be less than the net book value. The marketing of the sale of the Company or the proposed merger of the Company described above under “—Going-Private Transaction” is not an event or circumstance as defined in SFAS No. 144 or SFAS No. 121. Accordingly, no adjustment to the historical basis in the assets and liabilities of the Company is appropriate.

Tenant Uncertainties

The Company has two K-Mart stores in its portfolio totaling 187,000 square feet with base rents ranging from $4.98 to $5.61 per square foot. K-Mart filed for bankruptcy in 2002. The Company has received a request from K-Mart on one of the stores for a 20% rent reduction. The Company is currently negotiating this issue with K-Mart. At the very least, as K-Mart continues to evaluate its plans, the Company may see an annual rent reduction of approximately $100,000.

The Company has five Winn-Dixie stores totaling 244,000 square feet. Although one of these stores is currently unoccupied, Winn Dixie continues to pay rent.

Wal-Mart vacated its store in May, 2002 in Mobile Festival, a center which has a vacant Pharmor (December, 2001) and a vacant Carmike space (September, 2000). Wal-Mart is obligated to pay rent through November 7, 2006.

The Company has other vacant but rent paying anchor stores that it is actively trying to rent.

General and Administrative Expenses and Employee Retention

As noted above under the “—Going-Private Transaction” section, the Company’s proposed merger, once approved by shareholder vote, is estimated to close in early fourth quarter 2002. While a formal transition plan has not been finalized, it is expected to include a substantial layoff of current Company employees. A notice of mass layoff was provided to employees on July 15, 2002, which estimated the layoff dates between September 30 and October 13, 2002. The Company continues to evaluate the stability of its workforce and has implemented certain plans including enhanced severance plans and varying levels of bonuses available to employees on certain dates. General and administrative expenses may be significantly impacted if additional employee incentives are required.

General and administrative expenses may also by impacted, up or down, based on the proposed merger transaction outcome.

As discussed in Part II of this report, the Company is a party to several legal proceedings, the ultimate resolution of which is uncertain. The result of these proceedings and the cost of preparing for trial or negotiating a settlement could increase our general and administrative expenses.

Unconsolidated Entities

Tenant Uncertainties

The Company’s Park Place venture has a Carmike Theater with approximately 60,000 square feet of leasable area and a current base rent of $6.17 per square foot. Carmike declared bankruptcy in August 2000. The Company agreed to a rent reduction effective March 1, 2001. Carmike continues to operate at this location. In conjunction with the rent reduction, the Company obtained the right to re-lease the space and began marketing the space for re-tenanting. Carmike has the right to remain in the space if they match the rent obtained from a new replacement tenant. The Company’s current re-tenanting plan includes a replacement tenant offer of up to $9.50 per square foot. Carmike has exercised their right to remain in the space and match the terms of the replacement tenant offer. The Company is currently finalizing certain provisions of the lease with Carmike.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents balance at June 30, 2002 was $24.2 million. Restricted cash, as reported in the financial statements, as of such date, was $6.2 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional loan collateral and to fund real estate taxes, property insurance, capital improvements and tenant replacement costs.

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2002. Net cash provided by investing activities was $55.9 million in that same period. The primary source and use of these funds included:

•	$55.9 million in net proceeds from the sale of real estate, primarily Mount Pleasant Towne Centre,

•	$0.7 million of net restricted cash escrow usage,

•	$1.9 million of net cash provided by the acquisition of the remaining interest in Sunset KPT Investment, Inc. and related consolidation of this entity and its subsidiaries, offset by

•	$1.9 million invested in income-producing properties, and

•	$0.7 million invested in or advanced to unconsolidated entities.

Net cash used in financing activities was $49.4 million for the six months ended June 30, 2002. The primary transactions included:

•	$48.9 million for debt repayments,

•	$0.2 million of distributions to a minority member of a consolidated joint venture,

•	$0.1 million in payment of a cumulative catch-up adjustment on preferred dividends, and

•	$0.1 million in deferred financing charges and capital lease obligation payments.

Financing Activities

The Company’s policy is to finance its activities with the source of capital believed by management to be most appropriate and provide the proper balance of equity and fixed and floating rate debt. Sources may include undistributed cash flow, borrowings from institutional lenders, equity issuances, and the issuance of debt securities on a secured or unsecured basis.

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

The Company’s $10 million line of credit, which matured in May 2002, was modified and extended until December 31, 2002. The modifications include a $2 million reduction in principal to $8 million and a 0.25% increase in interest rate to LIBOR plus 2.25%. The line of credit is secured by a community shopping center in Georgia.

The Company may enter into additional mortgage indebtedness related to certain joint venture development projects and the refinancing of maturing debt. The Company’s policy is to extend loans to unconsolidated entities only upon terms similar to those that would be made by third parties.

Any additional debt financing, including additional lines of credit, may be secured by mortgages on the properties. Such mortgages may be recourse or non-recourse or cross-collateralized or may contain cross-default provisions. The Company does not have a policy limiting the number of mortgages that may be placed on or the amount of indebtedness that may be secured by, a particular property; however, current mortgage financing instruments limit additional indebtedness on such properties. Additionally, in accordance with the merger agreement that the Company entered into with PSCO, the Company is required to obtain approval from PSCO for significant long-term financing.

Current Cash Needs

Capital Expenditures and Major Repairs

The Company anticipates capital expenditures and major repairs needed to maintain its owned and venture properties will be approximately $3.0 million during 2002 which includes plans to remodel the Lake Washington shopping center in Florida. The Company estimates the remodeling will cost approximately $0.5 million in 2002. The Company’s current plan also includes an investment of $0.5 million to $1.0 million in its Mobile Festival center located in Alabama during 2003. The Company anticipates that cash generated from operations and cash on hand will provide these funds. These plans are under further review and may be modified in accordance with the terms of the merger agreement.

Additionally, in accordance with the merger agreement with PSCO, the Company is required to obtain approval from Prometheus and Kimco for additional capital expenditures in excess of $50,000.

Tenant Allowance and Upfit

The Company’s plan for normal recurring lease up of space includes an estimated $5 to $10 per square foot leased for tenant allowance and/or upfit costs. Annual expenditures depend on leasing activity. The cost per square foot could be significantly higher depending on the tenant mix and overall market conditions. If the Company proceeds with its plans at Mobile Festival, tenant allowance and upfit costs may be significantly higher than normal. The Company anticipates that cash generated from operations will provide sufficient funds for these expenditures.

Development Properties

The construction loan on the Millpond Village shopping center in Raleigh, North Carolina becomes due in November 2002. The ability for the Company to refinance the entire construction loan balance depends on the status of the lease-up phase of the property. The Company is currently in the process of seeking refinancing for this property and other properties discussed below. The Company believes leasing activity for 2002, its ability to cross-collateralize with other properties and its cash on hand will enable the Company to refinance this debt with a manageable level of principal reduction, if necessary.

The construction loan on the Falls Pointe shopping center in Raleigh, North Carolina was refinanced with a $11.8 million permanent, non-recourse loan in June 2002. The refinancing generated net proceeds of $2.5 million. The venture plans to make distributions of this excess cash in 2002.

Park Place Venture

The $6.9 million debt on the Park Place shopping center in North Carolina becomes due on August 31, 2002. The venture recently met with the current lender and requested a one-year extension on the loan. The venture believes that it will be able to refinance or extend the loan. The venture may be required to make a capital call from the venture partners or request a loan from the Company to complete the refinancing process. Any cash needed from the Company would be funded from the Company’s available cash on hand. The Company believes it has adequate cash available to fund the potential needs of this venture, if needed.

Merchant’s Festival Line of Credit

The Company’s $10 million line of credit, which matured in May 2002, secured by the Merchant’s Festival shopping center in Georgia was modified and extended until December 31, 2002. The modifications include a $2 million reduction in principal to $8 million and a 0.25% increase in interest rate to LIBOR plus 2.25%. The Company is currently reviewing its refinancing alternatives to include either requesting an additional extension of the existing debt or to include this property in a multi-property credit facility. The Company believes the property provides adequate cash flow and collateral value to successfully refinance the existing debt. This property has a vacant but rent-paying anchor tenant.

Celebration Shopping Center

The debt on the Company’s Celebration shopping center in North Carolina of $5.1 million becomes due in December 2002. The Company is in the process of refinancing the debt and does not believe a principal reduction will be required.

Variable Rate Debt

The Company has $83.5 million of variable rate debt on its owned properties. If interest rates rose 100 basis points, it would increase annual interest costs by approximately $0.8 million. The Company anticipates cash generated from operations and its current available cash would be sufficient to cover its debt service costs on variable rate debt.

Long-Term Cash Needs

Term Loan Due 2003

The Company’s $58 million term loan expires in November 2003. The Company can extend the loan for one additional year as long as the Company does not have any loan defaults and agrees to extend its interest rate protection agreement on the loan. The Company believes it will be successful in refinancing this term loan given the expected property operations and its anticipated remaining cash reserves at the time of refinancing.

Las Vegas

The Company continues to market its Las Vegas property. The property consists of 25.7 acres of land and a 229,959-square-foot center previously operated as an outlet shopping center. The property is unencumbered and all sales proceeds would be available to the Company. The current economic conditions make it difficult to estimate the timing of the sale of this property.

Lazard Transaction

On August 5, 1998, stockholders approved the Lazard transaction involving Prometheus Southeast Retail LLC’s $200 million purchase of the Company’s Common Stock at $9.50 per share. All funds were used in 1999 and 1998 to fund acquisitions, debt retirement, investments in ventures, common stock repurchases and development.

As part of the Lazard transaction, the Company is party to a Contingent Value Right Agreement (“CVRS”) with Prometheus. Under this agreement, if Prometheus has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay Prometheus, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof. See—Results of Operations—Impact of Known Trends and Uncertainties or Results of Operations—“Going-Private Transaction” for further discussion of the CVRS.

Dividends

In an effort to conserve cash until the Company determined its ultimate strategy, the Company’s board of directors ceased declaring dividends in the second quarter of 2001. The merger agreement the Company has entered into with PSCO does not permit the Company to declare any dividends before the merger closes, unless the Company must do so in order to preserve our REIT status. However, management currently does not expect that will be necessary.

Economic Conditions

Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company’s revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company’s ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 1% and 2% of the Company’s total revenue for the six months ended June 30, 2002 and 2001, respectively. Continuation of this economic trend may affect the Company’s operating centers’ occupancy rates, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

Disclosure Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. Although we believe that our plans, projections and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, projections or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-

looking statement:

•	the proposed merger transaction could be delayed or terminated;

•	we could lose key executive officers and employees and/or the cost to retain such personnel may increase;

•	our markets could suffer unexpected increases in development of competitive retail properties;

•	the financial condition of our tenants could deteriorate;

•	we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;

•	we may have incorrectly assessed the environmental condition of our properties;

•	we may not be able to refinance debt on as favorable terms as anticipated;

•	an increase in interest rates would increase our debt service costs;

•	our markets may suffer decline in economic growth or increase in unemployment rates;

•	the perception of community shopping centers by investors might deteriorate;

•	general and administrative costs may exceed our estimates on account of unexpected costs related to litigation;

•	expenses not controllable by the Company such as real estate taxes and insurance may increase substantially.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future results, but only indicators of reasonably possible results. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources,” which provides information related to these financial instruments.

To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate agreement which limits the interest to a maximum of 9.66% on $58 million of variable rate debt. As of June 30, 2002, the Company had approximately $83.5 million of variable rate debt outstanding. If the weighted-average interest rate on this variable rate debt is 100 basis points higher or lower in 2002, our interest expense would have increased or decreased approximately $0.4 million for the six months ended June 30, 2002. The Company has $5.1 million of fixed rate debt maturing in 2002.

PART II

Item 1.     Legal Proceedings

The Company previously formed a joint venture, Atlantic Realty LLC, with Effell LLC for the development, ownership and operation of Peak Plaza Shopping Center in Apex, North Carolina and University Shopping Center in Pembroke, North Carolina. The Company, through KPT Properties, L.P., is the managing member of the joint venture and Effell is its non-managing member. On July 17, 2001, Effell, on behalf of Atlantic Realty, filed a lawsuit against the Company in the Superior Court of Wake County, North Carolina alleging that the Company breached its fiduciary duty as managing member of the joint venture by failing to adequately manage, maintain and lease the joint venture’s shopping centers and to sell its outparcels. Atlantic Realty seeks equitable relief and monetary damages. The Company believes that it has meritorious defenses against Atlantic Realty’s allegations and intends to vigorously defend this litigation. Discovery in the matter is proceeding. Due to the inherent uncertainties of litigation, the Company is not able to predict the outcome of this litigation. At this time, the Company does not expect the result of this litigation to have a material adverse effect on its business, financial condition and results of operations.

Between March 15, 2002 and April 2, 2002, three substantially similar class action complaints were filed in the Circuit Court for Baltimore City, Maryland. These actions recently were consolidated. The plaintiff in each action purports to represent a putative class of all our public common stockholders who allegedly will be harmed by the proposed merger transaction. Excluded from the class are the defendants and any related or affiliated person, corporation, or other entity. The named defendants are the Company, certain directors and officers of the Company, and Prometheus. The primary claim against the defendants is an alleged breach of fiduciary duty. The plaintiffs allege that Prometheus, which owns approximately 66% of the Company’s outstanding common stock, is engaging in self-dealing and not acting in good faith by offering to acquire all of the remaining outstanding common stock for an unreasonably low price, that Prometheus’s offer is based on inside information known to the defendants regarding the Company’s value and prospects that has not been publicly disclosed, and that Prometheus improperly is exerting its majority position and control over the directors, which has resulted in conflicts of interest between Prometheus and the Company’s common stockholders and between our directors and officers and the Company’s common stockholders. The complaints seek an injunction, damages, and other relief. While management believes that these lawsuits are without merit, we have determined that an early resolution of the claims, without admitting any liability, would avoid costly litigation expenses and would be in the best interests of the Company. On July 18, 2002, the parties reached an agreement in principle to settle the common stockholder lawsuits mentioned above and are working to finalize the terms.

On June 14, 2002, some of our existing Series A preferred stockholders filed a lawsuit against us, alleging, among other things, that we breached our contractual obligations under the note purchase agreement dated April 2, 1996, by failing to register the plaintiffs’ shares of Series A convertible preferred stock. The lawsuit was filed in the United States District Court of the Southern District of New York by Blackacre Bridge Capital LLC, Gildea Management Company, Blackacre Capital Group L.P., Network Fund Associates III, Ltd., John Gildea, William O’Donnell and North Atlantic Smaller Companies Investment Trust PLC. We believe that there is no merit to the allegations contained in the complaint because, among other things, Konover filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in 1999 pursuant to which we registered the resale of all of the plaintiffs’ shares of existing Series A convertible preferred stock, as well as the resale of the common stock issuable upon conversion of the plaintiffs’ shares of existing Series A convertible preferred stock. The Securities and Exchange Commission issued an order declaring the registration statement effective on November 12, 1999. Konover has not filed answers to this suit, as the time period for doing so has been extended. Konover intends to defend this lawsuit vigorously.

On June 27, 2002, the financial advisor to the holders of our Series A convertible preferred stock issued a press release in which it released a letter it purported to have previously delivered to the special committee, although the special committee members and its advisors had not seen the letter until its public release. The letter was dated June 17, 2002 and urges that we pursue a liquidation strategy. In addition, the letter makes a number of allegations that we believe are without merit and if they are asserted in a lawsuit by the holders of the Series A convertible preferred stock, we will defend any such lawsuit vigorously.

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

(a)(1)    Included with this report are the following exhibits:

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of June 23, 2002, between PSCO Acquisition Corp. and Konover Property Trust, Inc. (incorporated herein by reference to Exhibit 1 of the Schedule 13D filed by Lazard Freres Real Estate Investors L.L.C. with the Commission on June 24, 2002, SEC File No. 005-45054).

2.2
Amendment No. 1 to the Agreement and Plan of Merger dated as of July 26, 2002, by and between PSCO Acquisition Corp. and Konover Property Trust, Inc. (incorporated herein by reference to Exhibit 1 of the Schedule 13D filed by Lazard Freres Real Estate Investors L.L.C. with the Commission on July 29, 2002, SEC File No. 005-45054).

10.1
Voting Agreement, dated as of June 23, 2002, among Prometheus Southeast Retail Trust, Kimkon Inc. and Konover Property Trust, Inc. (incorporated herein by reference to Exhibit 4 of the Schedule 13D filed by Lazard Freres Real Estate Investors L.L.C. with the Commission on June 24, 2002, SEC File No. 005-45054).

10.2
Supplemental Voting and Tender Agreement, dated as of June 23, 2002, between Prometheus Southeast Retail Trust and Konover Property Trust, Inc. (incorporated herein by reference to Exhibit 5 of the Schedule 13D filed by Lazard Freres Real Estate Investors L.L.C. with the Commission on June 24, 2002, SEC File No. 005-45054).

10.3
Co-Investment Agreement, dated as of June 23, 2002, by and among PSCO Acquisition Corp., Prometheus Southeast Retail Trust, Kimkon Inc., and the other parties named therein (incorporated herein by reference to Exhibit 3 of the Schedule 13D filed by Lazard Freres Real Estate Investors L.L.C. with the Commission on June 24, 2002, SEC File No. 005-45054).

10.4
Amendment No. 1 to the Co-Investment Agreement dated as of July 26, 2002, by and among PSCO Acquisition Corp., Prometheus Southeast Retail Trust, Kimkon Inc., and the other parties named therein (incorporated herein by reference to Exhibit 4 of the Schedule 13D filed by Lazard Freres Real Estate Investors L.L.C. with the Commission on July 29, 2002, SEC File No. 005-45054).

10.5
The Agreement for Purchase and Sale, dated March 15, 2002, by and between Mount Pleasant KPT LLC as seller and DRA Advisors, Inc. as buyer (incorporated herein by reference to Exhibit 99.1 of the Company’s current report on Form 8-K dated May 15, 2002).

10.6	Form of Indemnification Agreement entered into with members of the Board of Directors (other than members of the Special Committee).

10.7	Form of Indemnification Agreement entered into with the officers of the Company.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed a Form 8-K dated May 15, 2002. The filing reported under Item 2 the disposal of Mount Pleasant Towne Centre, a 426,000-square-foot shopping center in Mount Pleasant, South Carolina, to DRA Advisors, Inc. The report included pro forma financial information.

The Company filed a Form 8-K dated June 23, 2002. The filing reported under Item 1 that the Company entered into a definitive merger agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONOVER PROPERTY TRUST, INC.

By:	/s/ DANIEL J. KELLY
Executive Vice President and Chief Financial Officer

Date: August 14, 2002