Form 10-Q
period 2002-09-30
KONOVER PROPERTY TRUST INC
filed 2002-11-14
CIK 899757

FORM 10-Q

Securities and Exchange Commission
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
[    ] Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission File Number 1-11998

KONOVER PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland		56-1819372
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3434 Kildaire Farm
Road Suite 200		27606
Raleigh, North Carolina		(Zip Code)
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
Yes   ✓      No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,915,014 shares of Common Stock, $0.01 par value, as of November 14, 2002.

KONOVER PROPERTY TRUST, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I

Item 1. Consolidated Financial Statements (Unaudited)

KONOVER PROPERTY TRUST, INC.

Consolidated Balance Sheets

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
	(in thousands)
Assets
Income producing properties:
Land	$44,440	$43,725
Buildings and improvements	246,601	240,993
Deferred leasing and other charges	15,214	14,361

	306,255	299,079
Accumulated depreciation and amortization	(40,765)	(33,373)

	265,490	265,706
Properties under development/projects in process	416	4,694
Properties held for sale	9,387	60,701
Other assets:
Cash and cash equivalents	27,161	17,615
Restricted cash	6,845	4,956
Tenant and other receivables, net allowance of $2,886 and $2,948 at September 30, 2002 and December 31, 2001, respectively	3,137	5,406
Notes receivable	418	477
Investment in and advances to unconsolidated entities	10,390	18,606
Deferred charges and other assets	4,035	6,855

	$327,279	$385,016

Liabilities and Stockholders’ Equity
Liabilities:
Debt on income properties	$180,430	$229,709
Capital lease obligations	40	196
Accounts payable and other liabilities	8,914	10,732

	189,384	240,637
Commitments and contingencies
Minority interests	3,386	3,680

Stockholders’ equity:
Convertible preferred stock, Series A, 5,000,000 shares authorized, 780,680 issued and outstanding at September 30, 2002 and December 31, 2001	18,679	18,679
Stock purchase warrants	9	9
Common stock, $0.01 par value, 100,000,000 shares authorized 31,915,014 and 31,647,387 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	319	316
Additional paid-in capital	290,943	290,453
Accumulated deficit	(175,414)	(168,756)
Deferred compensation - Restricted stock plan	(27)	(2)

	134,509	140,699

	$327,279	$385,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

KONOVER PROPERTY TRUST, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months ended September 30,
	2002	2001

	(in thousands, except per share data)
Rental operations:
Revenues:
Base rents	$7,043	$16,061
Percentage rents	98	139
Property operating cost recoveries	1,523	3,945
Other	207	446

	8,871	20,591

Property operating costs:
Common area maintenance	961	2,828
Utilities	183	856
Real estate taxes	889	2,216
Insurance	296	381
Other	685	1,127

	3,014	7,408
Depreciation and amortization	2,654	3,153

	5,668	10,561

	3,203	10,030

Other expenses:
General and administrative	1,983	1,817
Stock compensation amortization	54	113
Severance and other related costs	367	899
Interest, net	3,555	8,083
Loss (gain) on sale of real estate	63	(476)
Abandoned transaction costs	5	24
Equity in (earnings) losses of unconsolidated entities	(372)	414
Minority interest	(107)	(2)

Loss before extraordinary item	(2,345)	(842)
Extraordinary gain on early retirement of debt	—	775

Net loss	(2,345)	(67)
Preferred dividends	(1)	—

Net loss applicable to common stockholders	$(2,346)	$(67)

Basic and diluted loss per common share:
Loss before extraordinary item applicable to common stockholders	$(0.07)	$(0.02)
Extraordinary item	—	0.02

Net loss applicable to common stockholders	$(0.07)	$(0.00)

Weighted-average number of common shares outstanding	31,888	31,332

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KONOVER PROPERTY TRUST, INC.

Consolidated Statements of Operations
(Unaudited)

	Nine Months ended September 30,
	2000	2001

	(in thousands, except per share data)
Rental operations:
Revenues:
Base rents	$22,386	$50,322
Percentage rents	325	669
Property operating cost recoveries	5,353	11,535
Other	690	2,216

	28,754	64,742

Property operating costs:
Common area maintenance	3,066	8,267
Utilities	601	2,253
Real estate taxes	2,908	6,607
Insurance	670	1,007
Other	2,275	3,315

	9,520	21,449
Depreciation and amortization	8,031	15,686

	17,551	37,135

	11,203	27,607

Other expenses:
General and administrative	6,522	5,481
Stock compensation amortization	140	676
Operating loss of sold management business	84	—
Severance and other related costs	367	6,830
Interest, net	12,133	23,661
Adjustment to carrying value of property	(300)	105,110
(Gain) on sale of real estate	(150)	(476)
Abandoned transaction costs	36	70
Equity in (earnings) losses of unconsolidated entities	(707)	5,495
Minority interest	(264)	(3,299)

Loss before extraordinary item	(6,658)	(115,941)
Extraordinary gain on early retirement of debt	—	775

Net loss	(6,658)	(115,166)
Preferred dividends	(94)	(271)

Net loss applicable to common stockholders	(6,752)	(115,437)

Basic and diluted loss per common share:
Loss before extraordinary item applicable to common stockholders	$(0.21)	$(3.71)
Extraordinary item	—	0.02

Net loss applicable to common stockholders	$(0.21)	$(3.69)

Weighted-average number of common shares outstanding	31,848	31,247

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KONOVER PROPERTY TRUST, INC.

Consolidated Statement of Stockholders’ Equity

Nine months ended September 30, 2002
(Unaudited)

(in thousands except per share data)

	Convertible Preferred Stock	Stock Purchase Warrants	Common Stock	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation Restricted Stock Plan	Total

Balance at December 31, 2001	$18,679	$9	$316	$290,453	$(168,756)	$(2)	$140,699
Issuance of 267,878 restricted shares	—	—	3	440	—	(15)	428
Repurchase of 5,527 restricted shares	—	—	—	(9)	—	—	(9)
Cancellation of 5,838 restricted shares	—	—	—	(30)	—	30	—
OP units converted into 10,454 shares of common stock	—	—	—	99	—	—	99
Conversion of restricted stock into repurchase rights	—	—	—	38	—	(55)	(17)
Distributions to preferred stockholders	—	—	—	(94)	—	—	(94)
Compensation under stock plans	—	—	—	—	—	55	55
Other	—	—	—	46	—	(40)	6
Net loss	—	—	—	—	(6,658)	—	(6,658)

Balance at September 30, 2002	$18,679	$9	$319	$290,943	$(175,414)	$(27)	$134,509

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

KONOVER PROPERTY TRUST, INC.

Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(6,658)	$(115,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt premium	—	(391)
Minority interest	(264)	(3,299)
Extraordinary gain on early retirement of debt	—	(775)
Depreciation and amortization	8,031	15,686
Stock compensation amortization	140	676
Adjustments to carrying value of property	(300)	105,110
Adjustments to carrying value of other assets held for sale	—	4,256
(Gain) on sale of real estate	(150)	(476)
Abandoned transaction costs	36	70
Amortization of deferred financing costs	1,075	1,755
Net changes in:
Tenant and other receivables	2,160	(2,164)
Deferred charges and other assets	519	(460)
Accounts payable and other liabilities	(2,428)	(4,245)
Restricted cash—operational escrows	(2,539)	(484)

Net cash (used in) provided by operating activities	(378)	93

Cash flows from investing activities:
Investment in income-producing properties	(2,755)	(9,773)
Net proceeds from sale of real estate	9,934	185,560
Net cash acquired in connection with Sunset KPT Investments, Inc.	1,928	—
Payments received on notes receivable, net	2,210	184
Distribution from (investment in and advances to) unconsolidated entities	2,367	(854)
Purchase of remaining interest in venture	(732)	—
Change in restricted cash—investing	900	4,044

Net cash provided by investing activities	13,852	179,161

Cash flows from financing activities:
Proceeds from debt on income properties	—	69,239
Repayment of debt on income properties	(3,396)	(232,843)
Deferred financing charges	(50)	(2,076)
Other debt repayments	(156)	(321)
Issuance of shares under employee stock purchase plan	—	30
Dividends paid	(94)	(8,963)
Distributions to minority member of consolidated joint venture, net	(222)	—
Exercise of stock purchase rights	—	123
Repurchase of common stock	(10)	(121)

Net cash used in financing activities	(3,928)	(174,932)

Net increase in cash and cash equivalents	9,546	4,322
Cash and cash equivalents at beginning of period	17,615	10,660

Cash and cash equivalents at end of period	$27,161	14,982

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,492	$25,600

Supplemental schedule of non cash investing/financing activity:	$45,882	$—

Decrease of mortgage debt through assumption from sale of real estate

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
September 30, 2002
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

On September 30, 2002, the Company’s owned properties consisted of:

1.	thirty-two community shopping centers in six states aggregating approximately 4,113,000 square feet of retail space and 97,000 square feet of office space; and

2.	a 230,000-square-foot, non-operating outlet center in Las Vegas which is held for sale.

In addition, the Company had investments in:

•	four operating community shopping center joint-ventures with 344,000 square feet; and
•	approximately 568 acres of undeveloped land, which is currently held for sale.

The weighted-average square feet of gross leasable area for operating shopping centers was 4.4 million square feet for the nine months ended September 30, 2002 and 9.3 million square feet for the same period in 2001.

In January 2002, the Company acquired the remaining interest in Sunset KPT Investment, Inc. from the affiliate of a director. The Company is the sole shareholder in Sunset KPT Investment, Inc., which is a wholly owned taxable REIT subsidiary. Sunset KPT Investment, Inc. has the ability to develop properties, buy and sell properties, provide equity to developers and perform third-party management, leasing and brokerage services. In July 2002, Sunset KPT Investment, Inc., through its subsidiary Mercer Mill KPT LLC, received full payment of a $2.2 million note receivable. The note receivable was partial consideration on the sale of 2,110 acres of undeveloped land in Brunswick County, North Carolina in December 2001. Also in July 2002, Sunset KPT Investment, Inc. purchased the remaining 40% interest in Brunswick Commercial LLC for approximately $0.7 million. As of September 30, 2002, Sunset KPT Investment, Inc. owned certain outparcels adjacent to the Millpond Village shopping center in Raleigh, North Carolina and Brunswick Commercial LLC which owns 568 acres of undeveloped land in Brunswick County, North Carolina. On August 8, 2002, Brunswick Commercial LLC entered into an agreement to sell 531 acres of undeveloped land in Brunswick County, North Carolina for approximately $2.5 million. On November 8, 2002, the due diligence period provided by the agreement ended with no objection from the buyer and a deposit for $0.1 million became nonrefundable. The sale is expected to close in the second quarter of 2003. Prior to January 2002, the Company held substantially all of the non-voting common stock of this taxable REIT subsidiary and all of the voting common stock was held by a company affiliated with a director of the Company. Accordingly, this entity was accounted for under the equity method for investments during 2001. The accompanying 2002 consolidated financial statements include the assets, liabilities and results of operations of Sunset KPT Investment, Inc. and subsidiaries.

On December 17, 1997, following shareholder approval, the Company changed its domicile from the State of Delaware to the State of Maryland. The reincorporation was accomplished through the merger of FAC Realty, Inc. into its Maryland subsidiary, Konover Property Trust, Inc. (formerly FAC Realty Trust, Inc.). Following the reincorporation, on December 18, 1997, the Company reorganized as an umbrella partnership real estate investment trust (an “UPREIT”). The Company then contributed to KPT Properties, L.P. (formerly FAC Properties, L.P.), a Delaware limited partnership (the “Operating Partnership”), all of its assets and liabilities. In exchange for the Company’s assets, the Company received limited partnership interests (“Units”) in the Operating Partnership in an amount and designation that corresponded to the number and designation of outstanding shares of capital stock of the Company at the time. The Company is the sole general partner of the Operating Partnership and owns a 97% interest as of September 30, 2002. As additional limited partners are admitted to the Operating Partnership in exchange for the contribution of properties, the Company’s percentage ownership in the Operating Partnership will decline. As the Company issues additional shares of capital stock, it will contribute the proceeds for that capital stock to the Operating Partnership in exchange for a number of Units equal to the number of shares that the Company issues. The Company conducts all of its business and owns all of its assets through the Operating Partnership (either directly or through subsidiaries) such that a Unit is economically equivalent to a share of the Company’s common stock.

Going-Private Transaction

During 2001, the Company’s board of directors created a special committee of the board of directors to evaluate strategic alternatives for the Company, including a going-private transaction or other business combinations or remaining a stand-alone public company.

On June 24, 2002, the Company announced that the board of directors approved a definitive merger agreement, subject to stockholder approval, with PSCO Acquisition Corp. (“PSCO”), a newly formed Maryland corporation owned by Prometheus Southeast Retail Trust (“Prometheus”) and Kimkon Inc. (“Kimkon”), a subsidiary of Kimco Realty Corporation (“Kimco”), to take the Company private. Prometheus owns approximately 66% of the Company and has entered into an agreement to vote in favor of the merger. Assuming Prometheus votes in favor of the merger, the merger will be approved. Approval of the merger does not require the approval of the Company’s unaffiliated stockholders. The merger is scheduled to close on November 22, 2002, immediately following completion of the special stockholders meeting and vote. See footnote 2 for further discussion on the basis of long-lived assets and footnote 7 for further discussion on the proposed merger.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2002 are not necessarily indicative of results that may be expected for a full fiscal year. For further information, refer to the audited financial statements and accompanying footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Long-Lived Assets

The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for fiscal year 2002 which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.” The adoption of SFAS No. 144 had no impact to the Company’s financial statements. Under these pronouncements, each reporting period the Company evaluates current events or circumstances, including occupancy levels, credit worthiness of tenants, rents and terms of leases, existing or future threats of competition, strength of retail industry, and the general state of the economy and capital markets, that may impair the carrying value of the property and performs a recoverability analysis which is based on the estimated non-discounted cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If the analysis indicates the carrying value is recoverable from non-discounted cash flows, the asset continues to be carried at net book value, which may differ from fair value. At such time as management is authorized to sell individual properties or other assets and the Company believes it is able to complete a sale over the next year, such properties are classified as held-for-sale. Assets held for sale are valued at the lower of carrying value or fair value less selling costs.

The marketing of the sale of the Company and/or the proposed merger of the Company described in the above “Going-Private Transaction” section is not an event or circumstance as defined in SFAS No. 144 or SFAS No. 121. Accordingly, no adjustment to the historical basis in the assets and liabilities of the Company is appropriate in connection with the marketing of the sale of the Company and/or the proposed merger.

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

For the three months ended September 30, 2002 and September 30, 2001, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,887,789 and 31,332,415, respectively. For the nine months ended September 30, 2002 and September 30, 2001, basic and dilutive earnings per share are computed based on a weighted average number of shares of 31,847,917 and 31,247,354, respectively. Potential dilutive common shares of 3,351,000 and 3,339,000 have been excluded from diluted earnings per share for the three months ended September 30, 2002 and September 30, 2001, respectively, because their inclusion would be antidilutive. Potential dilutive commons shares of 3,395,000 and 3,490,000 have been excluded from diluted earnings per share for the nine months ended September 30, 2002 and September 30, 2001, respectively, because their inclusion would be antidilutive.

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

During 2002, the Company paid approximately $0.1 million in preferred dividends. This amount related to a retroactive adjustment to dividends declared in prior periods due to changes in the conversion price for the respective periods.

Comprehensive Income

Comprehensive income equals net income for all periods presented.

Recent Accounting Pronouncements

On June 28, 2002, the FASB issued SFAS No. 146 (SFAS 146), “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. See footnote 11 for further information.

3. Investment in and Advances to Unconsolidated Entities

A summary of the Company’s investments in and advances to unconsolidated entities at September 30, 2002 and December 31, 2001 is as follows (all investments in unconsolidated entities are accounted for under the equity method):

Entity	Location	Ownership	September 30, 2002	December 31, 2001

Community Center Ventures:			(in thousands)

Atlantic Realty LLC (2 community centers)	Apex and Pembroke, NC	50%	$2,991	$2,501
Park Place KPT LLC	Morrisville, NC	50%	4,914	4,514
Falls Pointe KPT LLC	Raleigh, NC	50%	2,485	5,734

Taxable Subsidiaries (see Note 1):

Sunset KPT Investment, Inc.		100%	—	5,850
truefinds.com, Inc.		100%	—	7

			$10,390	$18,606

Falls Pointe KPT LLC

The Company previously guaranteed the repayment of the construction loan for Falls Pointe KPT LLC. Falls Pointe KPT LLC refinanced the construction loan with a $11.8 million permanent, non-recourse loan in June 2002. The refinancing generated net proceeds of $2.5 million to Falls Pointe KPT LLC. During the third quarter of 2002, the Company received a distribution from Falls Pointe KPT LLC of approximately $2.5 million. By letter dated June 26, 2002, the non-managing member of Falls Pointe KPT LLC exercised the buy/sell right under the joint venture’s operating agreement. In accordance with the terms of the operating agreement, the Company delivered a valuation to the non-managing member in August 2002. On October 25, 2002, the non-managing member notified the Company of their election to buy our interest in the venture. As a result, the Company expects to receive approximately $4.5 million for the sale of its interest in the venture. The transaction is scheduled to close in late November.

Atlantic Realty LLC

In September 2002, Atlantic Realty LLC sold an outparcel at its Apex center for approximately $0.6 million. The sale resulted in a gain of $0.4 million in the unconsolidated entity. See footnote 8 for further information.

Park Place KPT LLC

The $6.9 million debt on the Park Place shopping center in North Carolina was extended until October 31, 2002. The venture has reached an agreement with the lender to extend the due date of the debt to October 31, 2003. Documents are in the process of being finalized with the lender and are expected to be completed in mid-November. The interest rate during the extension period will be LIBOR plus 2.65%. In conjunction with the extension, the venture anticipates a required principal debt reduction of approximately $0.8 million. See footnote 8 for further information.

4. Reportable Segments

The Company currently has two reportable segments under SFAS No. 131, “Disclosures about Segments of an

Enterprise and Related Information”. The segments include community shopping centers located in Southeastern United States and properties held for sale. The Company evaluates performance and allocates resources based on the net operating income (NOI) of the Company’s investment portfolio.

(All data in thousands)

	Community Centers	Held-For Sale (1)	All others	Total
Nine months ended September 30, 2002:
NOI	$17,596	$1,737	$(99)	$19,234
Total Assets	$267,569	$9,523	$50,187	$327,279

Nine months ended September 30, 2001:
NOI	$18,130	$24,835	$328	$43,293
Total Assets	$243,002	$76,120	$84,899	$404,021

(1)	See Note 6 on property disposals and Note 5 on properties held for sale.

5. Properties Held For Sale

As part of the Company’s ongoing strategic evaluation of its portfolio of assets, management has been authorized to pursue the sale of certain properties. Management evaluates all properties on a regular basis in accordance with its long-term strategy and in the future may identify other properties for disposition or may decide to defer the pending disposition of the assets now held for sale. Assets held for sale are valued at the lower of carrying value or estimated fair value less selling costs and actual sales value may vary from these estimates. The Company intends to sell one remaining outlet property, which had minimal rental operations in 2002 and 2001, and 568 acres of undeveloped land in Brunswick County, North Carolina. The Company is actively marketing the properties. On August 8, 2002, the Company, through one of its subsidiaries, entered into an agreement to sell 531 acres of the total 568 acres of undeveloped land for $2.5 million. On November 8, 2002, the due diligence period provided by the agreement ended with no objection from the buyer and a deposit for $0.1 million became nonrefundable. The sale is expected to close in the second quarter of 2003. The net carrying value of the two assets currently being marketed for sale at September 30, 2002 is $9.4 million. There is no debt outstanding on the held-for-sale outlet property or the undeveloped land in Brunswick County, North Carolina.

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

The following summary financial information pertains to the above-mentioned properties sold for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three months ended September 30, 2002	Three months ended September 30, 2001

Revenues	$—	$12,178
Operating expenses	—	4,662

Net operating income	—	7,516
Depreciation and amortization	—	—
Interest, net	—	4,178
Other	—	2

Net income	$—	$3,336

	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Revenues	$2,560	$38,851
Operating expenses	800	13,938

Net operating income	1,760	24,913
Depreciation and amortization	—	6,939
Interest, net	1,324	12,604
Other	—	22

Net income	$436	$5,348

7.	Proposed Merger

On June 24, 2002, the Company announced that the board of directors approved a definitive merger agreement, subject to stockholder approval, with PSCO to take the Company private. Prometheus currently owns approximately 66% of our common stock. Under the terms of the merger agreement: (1) the holders of our common stock (excluding PSCO, to which Prometheus will transfer 16,615,922 of its currently held shares of common stock immediately before the merger of the Company and PSCO) will receive $2.10 of cash per share in exchange for their shares of common stock; (2) all rights to shares of common stock under our stock compensation plans will become fully vested, and the holders of options to purchase shares of our common stock will receive for each share of stock subject to the option the difference (but only in the event of a positive amount) between $2.10 and the exercise price of each option; and (3) the holders of PSCO’s redeemable preferred stock will receive redeemable preferred stock, designated Series B redeemable preferred stock, in the surviving corporation in the merger.

The merger agreement also provides that the holders of our existing Series A convertible preferred stock, at their individual election, will receive either a new preferred security, designated Series A convertible preferred stock, representing a continuing interest in the surviving corporation in the merger or cash of $6.395 per share of existing Series A convertible preferred stock. However, on October 10, 2002, all of our then-existing Series A convertible preferred stockholders and certain related entities entered into a settlement agreement with the Company, Kimco, PSCO and Prometheus, to settle certain claims. As part of this settlement, the Series A convertible preferred stockholders transferred all of their issued and outstanding shares of Series A convertible preferred stock to the Company in exchange for an aggregate cash payment of $9.5 million on October 10, 2002. As a result, the provisions of the merger agreement regarding consideration for the Series A convertible preferred stock will be inapplicable in connection with the merger.

Prometheus owns 500 shares of PSCO common stock which it purchased for $1,050, and Kimkon owns 500 shares of PSCO common stock which it purchased for $1,050. Immediately before the merger, Prometheus will contribute to PSCO 16,615,922 shares of its common stock in the Company and its rights under the contingent value right agreement. In exchange PSCO will issue to Prometheus an additional 21,115,922 shares of PSCO common stock. In the merger, the contingent value right agreement and the 16,615,922 shares of the Company’s common stock that PSCO owns will be canceled without any payment or consideration. The 21,116,422 shares of PSCO common stock that Prometheus owns will be converted in the merger on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, Prometheus will own 21,116,422 shares of the common stock of the surviving corporation.

In addition to Prometheus’s contributions, immediately before the merger, Kimkon will contribute to PSCO $35,554,439 in cash. In exchange PSCO will issue to Kimkon shares of PSCO common stock at $2.10 per share (i.e., an additional 16,930,685 shares of PSCO common stock). In the merger, all shares of PSCO common stock owned by Kimkon will be converted on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, Kimkon will own 16,931,185 shares of common stock of the surviving corporation.

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

The merger will be accounted for as a recapitalization transaction for financial reporting purposes under accounting principles generally accepted in the United States. Under this method of accounting, the historical basis of the Company’s assets and liabilities will be carried over to the surviving corporation, payment of the merger consideration will be treated as a redemption of capital stock, and additional capital contributions will be allocated to additional paid-in capital accounts. The Company’s costs incurred in connection with the transaction will be expensed in the period incurred. Additional costs of approximately $1.4 million will be due upon consummation of the merger.

The definitive proxy statement was filed with the Securities and Exchange Commission on October 23, 2002. Our common stockholders will vote on the proposed merger on November 22, 2002. Given Prometheus’s agreement to vote for the merger, the estimated closing date of the merger transaction will be November 22, 2002, immediately following the stockholders vote.

8.	Commitments and Contingencies

The Company previously entered into a joint venture, Atlantic Realty LLC, with Effell LLC for the development, ownership and operation of Peak Plaza Shopping Center in Apex, North Carolina and University Shopping Center in Pembroke, North Carolina. The Company, through KPT Properties, L.P., is the managing member of the joint venture and Effell is its non-managing member. On July 17, 2001, Effell, on behalf of Atlantic Realty, filed a lawsuit against the Company in the Superior Court of Wake County, North Carolina alleging that the Company breached its fiduciary duty as managing member of the joint venture by failing to adequately manage, maintain and lease the joint venture’s shopping centers and to sell its outparcels. The Company has reached an agreement in principle with Effell LLC and Atlantic RealVest LLC (entities under common ownership) to buyout their respective interest in Atlantic Realty LLC and Park Place KPT LLC (a separate venture with common ownership) and settle all claims in exchange for a payment of $0.4 million and the release of an individual member within Effell LLC and Atlantic RealVest LLC of their guarantee of the debt held by Atlantic Realty LLC and Park Place KPT LLC. The Company is in the process of finalizing all documents related to this agreement and negotiating with the lenders on the substitution of the Company as guarantor instead of the non-managing member. Management believes the agreement will be executed prior to the proposed merger.

Between March 15, 2002 and April 2, 2002, three substantially similar class action complaints were filed in the Circuit Court for Baltimore City, Maryland. These actions recently were consolidated. The plaintiff in each action purports to represent a putative class of all our public common stockholders who allegedly will be harmed by the proposed merger transaction. Excluded from the class are the defendants and any related or affiliated person, corporation, or other entity. The named defendants are the Company, certain directors and officers of the Company, and Prometheus. The primary claim against the defendants is an alleged breach of fiduciary duty. The plaintiffs allege that Prometheus, which owns approximately 66% of the Company’s outstanding common stock, is engaging in self-dealing and not acting in good faith by offering to acquire all of the remaining outstanding common stock for an unreasonably low price, that Prometheus’s offer is based on inside information known to the defendants regarding the Company’s value and prospects that has not been publicly disclosed, and that Prometheus improperly is exerting its majority position and control over the directors, which has resulted in conflicts of interest between Prometheus and the Company’s common stockholders and between our directors and officers and the Company’s common stockholders. The complaints seek an injunction, damages, and other relief. While management believes that these lawsuits are without merit, we have determined that an early resolution of the claims, without admitting any liability, would avoid costly litigation expenses and would be in the best interests of the Company. On September 20, 2002, the parties, through their respective attorneys, entered into a memorandum of understanding setting forth the terms of the settlement of the lawsuits mentioned above. Under the terms of the memorandum of understanding, in exchange for the release by the plaintiffs of their claims related to the lawsuits, the merger, the merger agreement or any public filings in connection with these matters, against the defendants and certain other related persons, plaintiffs’ counsel has been granted the opportunity to review and comment on the proxy materials relating to the merger to be filed by the Company with the Securities and Exchange Commission, and to perform reasonable discovery to confirm the fairness of the settlement. In addition, the defendants have agreed not to oppose a petition by plaintiffs’ counsel for an award of attorneys’ fees and expenses not to exceed $225,000 to be paid by the Company or its successor in interest. The consummation of the settlement described in the memorandum of understanding is subject to certain conditions, including consummation of the merger, the drafting and execution of final settlement documents, and obtaining final court approval of the settlement and dismissal of the lawsuits described above.

9.	Series A Convertible Preferred Stock Redemption

        On June 14, 2002, some of the Company’s existing Series A convertible preferred stockholders filed a lawsuit against the Company, alleging, among other things, that the Company breached its contractual obligations under the note purchase agreement dated April 2, 1996, by failing to register the plaintiffs’ shares of Series A convertible preferred stock. The lawsuit was filed in the United States District Court of the Southern District of New York by Blackacre Bridge Capital LLC, Gildea Management Company, Blackacre Capital Group L.P., Network Fund Associates III, Ltd., John Gildea, William O’Donnell and North Atlantic Smaller Companies Investment Trust PLC. The Company believes that there is no merit to the allegations contained in the complaint because, among other things, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in 1999 pursuant to which the Company registered the resale of all of the plaintiffs’ shares of existing Series A convertible preferred stock, as well as the resale of the common stock issuable upon conversion of the plaintiffs’ shares of existing Series A convertible preferred stock. The Securities and Exchange Commission issued an order declaring the registration statement effective on November 12, 1999. On June 27, 2002, the financial advisor to the holders of our Series A convertible preferred stock issued a press release in which it released a letter it purported to have previously delivered to the special committee, although the special committee members and its advisors had not seen the letter until its public release. The letter was dated June 17, 2002 and urges that the Company pursue a liquidation strategy. In addition, the letter makes a number of allegations that the Company believes are without merit. While the Company believes that the lawsuit mentioned above is without merit, the Company has determined that an early resolution of the claims, without admitting liability, would avoid costly litigation expenses and would be in the best interest of the Company. On October 10, 2002, the plaintiffs to the lawsuit mentioned above, as well as the other existing Series A convertible preferred stockholders and certain related parties holding warrants to purchase the Company’s common stock (all of whom are collectively referred to as the “Preferred Parties”), entered into a settlement agreement with the Company, Kimco, PSCO and Prometheus, setting forth the terms of the settlement of the lawsuit mentioned above, any claims the Preferred Parties have threatened to assert in the lawsuit or elsewhere and any claims relating to the merger or their investment in the Company. Under the terms of the settlement agreement, the Preferred Parties agreed to surrender for cancellation all of the shares and warrants held by such persons in exchange for an aggregate payment of $9.5 million, which was paid on October 10, 2002. The payment represents payment in full for all claims asserted or which could have been asserted in the lawsuit referred above, and any other claims which could be asserted against the Company, Kimco, PSCO, Prometheus or certain related parties, relating to the merger, the lawsuit referred to above, or the Preferred Parties’ investment in the Company. Concurrently with the execution of the settlement agreement, the plaintiffs in the lawsuit executed a stipulation of dismissal with prejudice which was filed with the court on October 11, 2002.

10.	Related-Party Transactions

In 1998, the Company acquired Lake Point Centre, which had been developed by certain affiliates of Mr. Konover prior to its sale to the Company. Mr. Konover is Chairman of the Board of Directors of the Company. The amount paid by the Company for the property was $14.5 million; however, as a condition of the sale, the seller, another of Mr. Konover’s affiliates (the “Guarantor”), guaranteed certain monthly lease payments on unleased space at the center until March 2003. There were no payments received during 2001 or the first nine months of 2002 pursuant to this lease-guarantee obligation. As of September 2002, the guarantor owed approximately $0.6 million under this lease-guarantee obligation. The Guarantor is disputing these payments. The Company is pursuing the resolution of these disputes.

11.	Severance and Other Related Costs

In anticipation of a successful merger transaction and in an effort to continue to reduce costs, the Company announced layoffs of certain employees in September and October 2002. Severance and other related costs of approximately $0.4 million is recorded in the accompanying statement of operations for the three months ended September 30, 2002 for the announced third quarter layoffs. In anticipation of the merger transaction, the Company plans for a substantial layoff of employees and will record an estimated charge of $1.8 million for severance and accelerated stock compensation amortization.

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

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Operating Data:
Rental revenues	$8,871	$20,591	$28,754	$64,742
Property operating costs	3,014	7,408	9,520	21,449

Net operating income	5,857	13,183	19,234	43,293
Depreciation and amortization	2,654	3,153	8,031	15,686
General and administrative	1,983	1,817	6,522	5,481
Stock compensation amortization	54	113	140	676
Operating loss of sold management business	—	—	84	—
Severance and other related costs	367	899	367	6,830
Interest, net	3,555	8,083	12,133	23,661
Adjustment to carrying value property	—	—	(300)	105,110
Loss (gain) on sale of real estate	63	(476)	(150)	(476)
Abandoned transaction costs	5	24	36	70
Equity in (earnings) losses of unconsolidated entities	(372)	414	(707)	5,495
Minority interest	(107)	(2)	(264)	(3,299)

Loss before extraordinary item	(2,345)	(842)	(6,658)	(115,941)
Extraordinary gain on early retirement of debt	—	775	—	775

Net loss	(2,345)	(67)	(6,658)	(115,166)
Preferred dividends	(1)	—	(94)	(271)

Loss applicable to common stockholders	$(2,346)	$(67)	$(6,752)	$(115,437)

Basic and diluted loss per common share:
Loss before extraordinary item applicable to common stockholders	$(0.07)	$(0.02)	$(0.21)	$(3.71)
Extraordinary item	—	0.02	—	0.02

Net loss applicable to common stockholders	$(0.07)	$(0.00)	$(0.21)	$(3.69)

Weighted-average common shares outstanding	31,888	31,332	31,848	31,247

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Other Data:
EBITDA:
Net loss	$(2,345)	$(67)	$(6,658)	$(115,166)
Adjustments:
Interest, net	3,555	8,083	12,133	23,661
Depreciation and amortization	2,654	3,153	8,031	15,686
Stock compensation amortization	54	113	140	676
Adjustment to carrying value of property	—	—	(300)	105,110
Loss (gain) on sale of real estate	63	(476)	(150)	(476)
Abandoned transaction costs	5	24	36	70
Extraordinary gain on early retirement of debt	—	(775)	—	(775)
Equity in (earnings) losses of unconsolidated entities	(372)	414	(707)	5,495
Minority interest	(107)	(2)	(264)	(3,299)

	$3,507	$10,467	$12,261	$30,982

Funds from Operations (a):
Net loss before extraordinary item	$(2,345)	$(842)	$(6,658)	$(115,941)
Adjustments:
Real estate depreciation and amortization	2,436	2,858	7,299	14,812
Share of depreciation in unconsolidated entities	109	72	321	215
Adjustment to carrying value of property	—	—	(300)	105,110
Loss (gain) on sale of real estate	63	(476)	(150)	(476)
Minority interest	(107)	(2)	(264)	(3,299)

Funds From Operations	$156	$1,610	$248	$421

Weighted-average shares outstanding diluted (c):	35,239	34,671	35,243	34,737

Funds Available for Distribution/Reinvestment:
Funds from Operations	$156	$1,610	$248	$421
Adjustments:
Stock compensation amortization	54	113	140	676
Capitalized tenant allowances	(211)	(173)	(923)	(762)
Capitalized leasing costs	(183)	(488)	(447)	(1,532)
Recurring capital expenditures	(409)	(133)	(815)	(725)

Funds Available for Distribution/Reinvestment	(593)	929	(1,797)	(1,922)

Dividends declared on quarterly earnings	$—	$—	$—	$4,630

Dividends declared on quarterly earnings per share	$—	$—	$—	$0.125

Cash Flows:
Cash flows (used in) provided by operating activities	$(463)	$(2,035)	$(378)	$93
Cash flows provided by investing activities	3,836	187,934	13,852	179,161
Cash flows used in financing activities	(449)	(172,000)	(3,928)	(174,932)

Net increase in cash and cash equivalents	$2,924	$13,899	$9,546	$4,322

	Balance at September 30,
	2002	2001

Balance Sheet Data:
Income-producing properties, including net realizable value of properties held for sale (before depreciation and amortization)	$315,642	$371,655
Total assets	$327,279	$404,021
Debt on income properties	$180,430	$229,817
Total liabilities	$189,384	$249,509
Minority interest	$3,386	$4,027
Total stockholders’ equity	$134,509	$150,485
Portfolio Property Data:
Total GLA (at end of period) (b)	4,210	4,945
Weighted average GLA (b)	4,419	9,296
Number of properties (at end of period) (b)	32	34
Occupancy (at end of period):
Operating—retail (d)	85.4%	91.1%
Operating—office (d)	39.5%	—
Held for sale (b)	—	48.5%

(a)	FFO is presented in accordance with National Association of Real Estate Investment Trusts (NAREIT) Best Practices.
(b)	Excludes the Las Vegas non-operating outlet shopping center for 2002 presentation.
(c)	The table below sets forth the computation of the denominator to be used in calculating the weighted-average shares outstanding based on SFAS No. 128, “Earnings Per Share.”
(d)	Excludes properties under development (Millpond Village in 2001).

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Denominator:
Denominator—weighted average common shares	31,888	31,332	31,848	31,247
Effect of dilutive securities:
Preferred stock	2,264	2,169	2,264	2,169
Operating Partnership units	916	909	917	920
Other dilutive securities	171	261	214	401

Dilutive potential common shares	3,351	3,339	3,395	3,490

Denominator—adjusted weighted average shares and assumed conversions	35,239	34,671	35,243	34,737

Results Of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net Income

The Company reported a net loss applicable to common stockholders of $2.3 million, or $(0.07) per common share, for the three months ended September 30, 2002. The same period in 2001 reflected a net loss applicable to common stockholders of $0.1 million, or $(0.00) per common share. The elements having a material impact on the change are discussed below:

•
The Company’s NOI decreased by $7.3 million, or 55%, to $5.9 million from $13.2 million for the same period in 2001. The decrease in NOI is primarily related to the sale of 33 properties in the second half of 2001 and a property sold in May 2002. The NOI for these sold properties was $7.5 million during the three months ended September 30, 2001.

•
Net interest expense decreased by $4.5 million, or 56%, to $3.6 million from $8.1 million for the same period in 2001 resulting from the decrease in debt outstanding pursuant to the debt payoff/assumption associated with the outlet portfolio sale in September 2001, the assumption of debt associated with the sale of Mount Pleasant Towne Centre and lower interest rates on variable rate debt.

•
Earnings from unconsolidated entities increased to $0.4 million for the three months ended September 30, 2002 as compared to losses from unconsolidated entities of $0.4 million for the same period in 2001. The 2001 losses are primarily due to operating losses of the Company’s third-party management business, which was sold in February 2002, and operating expenses of Sunset KPT Investment, Inc. including interest expense on its loans from the Company. Sunset KPT Investment, Inc. was accounted for under the equity method of accounting for investments in 2001.

•	The Company recognized a $0.8 million extraordinary gain on early retirement of debt in 2001.
•	Depreciation and amortization expense decreased by $0.5 million.
•	The Company incurred severance and other related costs of $0.4 million and $0.9 million during the three months ended September 30, 2002 and 2001, respectively.
•	General and administrative expenses including stock compensation amortization increased $0.1 million.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

EBITDA was $3.5 million for the three months ended September 30, 2002, a decrease of $7.0 million or 67%, from $10.5 million for the same period in 2001. The decrease was primarily due to the decrease of $7.3 million in NOI and an increase in general and administrative expenses of $0.2 million offset by a decrease in severance and other related costs of $0.5 million.

Funds from Operations (“FFO”) for the three months ended September 30, 2002 decreased $1.4 million to $0.2 million. The Company’s FFO for the same period in 2001 was $1.6 million. FFO decreased primarily as a result of:

•	a $7.3 million decrease in NOI, and
•	an increase in general and administrative expenses including stock compensation amortization of $0.1 million offset by
•	a decrease in net interest expense of $4.5 million,
•	a $0.8 million increase in earnings from unconsolidated entities, and
•	a $0.5 million decrease in severance and other related costs.

Tenant Income

Base rent decreased 57% to $7.0 million for the three months ended September 30, 2002 from $16.1 million for the same period in 2001. The decrease in base rent for the three months ended September 30, 2002 is attributable primarily to the sale of 33 properties in the second half of 2001 and a property sold in May 2002. The Company’s weighted-average square feet of gross leasable area in operation was 54% lower for the three months ended September 30, 2002 compared to the same period in 2001.

Recoveries from tenants decreased for the three months ended September 30, 2002 to $1.5 million compared to $3.9 million in the same period of 2001. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased to $0.36 for the three months ended September 30, 2002 when compared to $0.43 for the same period in 2001.

Other Income

Other income decreased $0.2 million for the three months ended September 30, 2002 compared to the same period of 2001 primarily as a result of a lease buyout and vending income provided by the outlet properties in 2001.

Property Operating Expenses

Property operating costs decreased $4.4 million, or 59%, to $3.0 million in 2002 from $7.4 million in the same period of 2001. On a weighted-average square-foot basis, operating expenses decreased to $0.72 per weighted average square foot as compared to $0.81 per weighted average square foot for the same period in 2001.

General and Administrative Expenses

General and administrative expenses including stock compensation for the three months ended September 30, 2002 increased $0.1 million, or 5%, to $2.0 million from $1.9 million in the same period of 2001. General and administrative expenses including stock compensation increased as a percentage of revenues to 22% for the three months ended September 30, 2002 from 9% in the same period of 2001. The increase is due to the cost of compensating the members of the special committee, the costs of legal and financial consultants evaluating strategic alternatives and negotiating the proposed merger for the Company and other non-recurring costs of $0.4 million offset by reductions in personnel costs and office space rent of $0.3 million. See “—Impact of Known Trends and Uncertainties on Results of Operations-Going-Private Transaction.”

Depreciation and Amortization Expense

Depreciation and amortization decreased to $2.7 million for the three months ended September 30, 2002 compared to $3.2 million in the same period of 2001.

Interest Expense

Interest expense for the three months ended September 30, 2002, net of interest income of $0.1 million, decreased by $4.5 million, or 56%, to $3.6 million compared to $8.1 million, net of interest income of $0.4 million, for the three months ended September 30, 2001. On a weighted-average basis, during the three months ended September 30, 2002, debt outstanding was $181 million, and the average interest rate was 7.5%. This compares to $404 million of outstanding debt and a 8.1% average interest rate for the same period in 2001. The reduction of debt is due to the payoff/assumption of debt associated with the outlet portfolio sale in September 2001 and the debt assumption associated with the sale of Mount Pleasant Towne Centre in May 2002. The Company capitalized $0.4 million of interest costs associated with its development projects during the three months ended September 30, 2001. There was no interest capitalized during the three months ended September 30, 2002.

Results of Operations

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net Income

The Company reported a net loss applicable to common stockholders of $6.7 million, or $(0.21) per common share, for the nine months ended September 30, 2002. The same period in 2001 reflected net loss applicable to common stockholders of $115.4 million, or $(3.69) per common share. The elements having a material impact on the change are discussed below:

•	The Company recognized a charge of $105.1 million as an adjustment to the carrying value of certain held-for-sale properties in 2001.
•
The Company’s NOI decreased by $24.1 million, or 56%, to $19.2 million from $43.3 million for the same period in 2001. This decrease is primarily related to the 33 properties sold in the second half of 2001 and a property sold in May 2002. The NOI for these sold properties was $24.9 million for the nine months ended September 30, 2001 as compared to $1.8 million in 2002.

•	Net interest expense decreased by $11.6 million, or 49%, to $12.1 million from $23.7 million for the same period in 2001.
•
Depreciation and amortization decreased by $7.7 million due to the sale of properties in the second half of 2001 and discontinuation of depreciation on Mount Pleasant Towne Centre, which was classified as held-for-sale in June 2001 and ultimately sold in May 2002.

•	The Company incurred severance and other related costs of $0.4 million and $6.8 million during the nine months ended September 30, 2002 and 2001, respectively.
•
Earnings from unconsolidated entities increased to $0.7 million for the nine months ended September 30, 2002 as compared to losses from unconsolidated entities of $5.5 million for the same period in 2001. The 2001 losses are primarily due to adjustments to the carrying value of undeveloped land held for sale, operating losses of the Company’s third-party management business, which was sold in February 2002, and operating expenses of Sunset KPT Investment, Inc. including interest expense on its loans from the Company. Sunset KPT Investment, Inc. was accounted for under the equity method of accounting for investments in 2001.

•	General and administrative expenses including stock compensation amortization increased $0.5 million.

Earnings Before Interest, Taxes, Depreciation, and Amortization and Funds from Operations

EBITDA was $12.3 million for the nine months ended September 30, 2002, a decrease of $18.7 million or 60%, from $31.0 million for the same period in 2001. The decrease was primarily due to decreased NOI of $24.1 million and an increased general and administrative expenses of $1.0 million offset by a decrease of $6.4 million in severance and other related costs.

Funds from Operations (“FFO”) for the nine months ended September 30, 2002 decreased $0.2 million, or 50%, to $0.2 million. The Company’s FFO for the same period in 2001 was $0.4 million. FFO decreased primarily as a result of:

•	a $24.1 million decrease in NOI and
•	an increase in general and administrative expenses including stock compensation amortization of $0.5 million offset by
•	a decrease in net interest expense of $11.6 million,
•	a $6.4 million decrease in severance and other related costs, and
•	an increase in equity in earnings in unconsolidated ventures of $6.2 million.

Tenant Income

Base rent decreased 55% to $22.4 million for the nine months ended September 30, 2002 from $50.3 million for the same period in 2001. The decrease in base rent for the nine months ended September 30, 2002 is attributable primarily to the sale of 33 properties in the second half of 2001 and a property sold in May 2002. The Company’s weighted-average square feet of gross leasable area in operation was 52% lower for the nine months ended September 30, 2002 compared to the same period in 2001.

Recoveries from tenants decreased for the nine months ended September 30, 2002 to $5.4 million compared to $11.5 million in the same period of 2001. These recoveries represent contractual reimbursements from tenants of certain common area maintenance, real estate taxes and insurance costs. On a weighted-average square-foot basis, recoveries decreased to $1.21 for the nine months ended September 30, 2002 compared to $1.24 for the same period in 2001.

Other Income

Other income decreased $1.5 million to $0.7 million in 2002 compared to $2.2 million in 2001 primarily as a result of a $1.2 million lease buyout in March 2001 and other decreases in temporary tenant and vending income provided by the outlet properties.

Property Operating Expenses

Property operating costs decreased $11.9 million to $9.5 million for the nine months ended September 30, 2002 compared to $21.4 million for the same period in 2001. On a weighted-average square-foot basis, operating expenses decreased 7% to $2.15 from $2.30 in 2001.

General and Administrative Expenses and Stock Compensation

General and administrative expenses including stock compensation for the nine months ended September 30, 2002 increased $0.5 million, or 8%, to $6.7 million in 2002 from $6.2 million in 2001. The increase is due to the increased costs of compensating the members of the special committee, the cost of legal and financial consultants evaluating strategic alternatives and negotiating the proposed merger for the Company and other non-recurring costs of $2.0 million offset by reductions in personnel costs and office space rent of $1.5 million. General and administrative expense including stock compensation increased as a percentage of revenues to 23% from 10% in 2001.

Depreciation and Amortization Expense

Depreciation and amortization decreased to $8.0 million for the nine months ended September 30, 2002 compared to $15.7 million in the same period of 2001. The decrease is due to the sale of the outlet portfolio and other properties in the second half of 2001 and the discontinuation of depreciation on the Company’s Mount Pleasant Towne Centre which was classified as held for sale from June 2001 until the date of sale of May 15, 2002. Depreciation is discontinued for assets classified as held for sale.

Interest Expense

Interest expense for the nine months ended September 30, 2002, net of interest income of $0.4 million, decreased by $11.6 million, or 49%, to $12.1 million compared to $23.7 million, net of interest income of $1.4 million, in the first nine months of 2001. On a weighted-average basis, in the first nine months of 2002, debt outstanding was $202 million, and the average interest rate was 7.5%. This compares to $404 million of outstanding debt and a 8.0% average interest rate in 2001. The Company capitalized $1.6 million of interest costs associated with its development projects in the first nine months of 2001. There was no interest capitalized during the nine months ended September 30, 2002.

Impact of Known Trends and Uncertainties on Results of Operations

Going-Private Transaction

On June 24, 2002, the Company announced that the board of directors approved a definitive merger agreement, subject to stockholder approval, with PSCO Acquisition Corp. (“PSCO”), a newly formed Maryland corporation owned by Prometheus Southeast Retail Trust (“Prometheus”) and Kimkon Inc. (“Kimkon”), a subsidiary of Kimco Realty Corporation (“Kimco”), to take the Company private. Prometheus currently owns approximately 66% of our common stock. Under the terms of the merger agreement: (1) the holders of our common stock (excluding PSCO, to which Prometheus will transfer 16,615,922 of its currently held shares of common stock immediately before the merger of the Company and PSCO) will receive $2.10 of cash per share in exchange for their shares of common stock; (2) all rights to shares of common stock under our stock compensation plans will become fully vested, and the holders of options to purchase shares of our common stock will receive for each share of stock subject to the option the difference (to the extent a positive amount) between $2.10 and the exercise price of each option; and (3) the holders of PSCO’s redeemable preferred stock will receive redeemable preferred stock, designated Series B redeemable preferred stock, in the surviving corporation in the merger.

The merger agreement also provides that the holders of our existing Series A convertible preferred stock, at their individual election, will receive either a new preferred security, designated Series A convertible preferred stock, representing a continuing interest in the surviving corporation in the merger or cash of $6.395 per share of existing Series A convertible preferred stock. However, currently there are no shares of Series A convertible preferred stock outstanding. On October 10, 2002, all of our then-existing Series A convertible preferred stock and certain related entities entered into a settlement agreement with the Company, Kimco, PSCO and Prometheus, to settle certain claims. As part of this settlement, the Series A convertible preferred stockholders transferred all of their issued and outstanding shares of Series A convertible preferred stock to the Company in exchange for an aggregate cash payment of $9.5 million which was paid on October 10, 2002. Because we have no outstanding Series A convertible preferred stock and will not have any outstanding at the closing of the merger, the provisions of the merger agreement regarding consideration for the Series A convertible preferred stock will be inapplicable in connection with the merger.

Prometheus owns 500 shares of PSCO common stock which it purchased for $1,050, and Kimkon owns 500 shares of PSCO common stock which it purchased for $1,050. Immediately before the merger, Prometheus will contribute to PSCO 16,615,922 shares of its common stock in the Company and its rights under the contingent value right agreement. In exchange PSCO will issue to Prometheus an additional 21,115,922 shares of PSCO common stock. In the merger, the contingent value right agreement and the 16,615,922 shares of the Company’s common stock that PSCO owns will be canceled without any payment or consideration. The 21,116,422 shares of PSCO common stock that Prometheus owns will be converted in the merger on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, Prometheus will own 21,116,422 shares of the common stock of the surviving corporation.

In addition to Prometheus’s contributions, immediately before the merger, Kimkon will contribute to PSCO $35,554,439 in cash. In exchange PSCO will issue to Kimkon shares of PSCO common stock at $2.10 per share (i.e., an additional 16,930,685 shares of PSCO common stock). In the merger, all shares of PSCO common stock owned by Kimkon will be converted on a one-for-one basis into shares of the surviving corporation’s common stock. Therefore, immediately after the merger, Kimkon will own 16,931,185 shares of common stock of the surviving corporation.

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

The merger will be accounted for as a recapitalization transaction for financial reporting purposes under accounting principles generally accepted in the United States. Under this method of accounting, the historical basis of the Company’s assets and liabilities will be carried over to the surviving corporation, payment of the merger consideration will be treated as a redemption of capital stock, and additional capital contributions will be allocated to additional paid-in capital accounts. The Company’s costs in connection with the transaction will be expensed in the period incurred. Additional costs of approximately $1.4 million will be due upon consummation of the merger.

As a private company, the Company estimates that it will save as much as $900,000 per year in accounting fees, stock transfer fees, filing fees, New York Stock Exchange listing fees, director compensation, attorney fees, printing and mailing expenses, and other related fees and expenses as compared to costs incurred in 2001.

In connection with the merger, it is expected that all of the current officers and substantially all employees of the Company will be dismissed. Following the merger, the surviving corporation will hire a third party affiliated with Kimkon to provide it with certain advisory and support services in connection with the management and operation of the surviving corporation’s properties, including certain construction management, leasing, and administrative services. As a result of these changes, we may be able to reduce general and administrative expenses.

The definitive proxy statement was filed with the Securities and Exchange Commission on October 23, 2002. Our common stockholders will vote on the proposed merger on November 22, 2002. Given Prometheus’s agreement to vote for the merger, the estimated closing date of the merger transaction will be November 22, 2002, immediately following the stockholders vote.

Potential Disposition of Falls Pointe Joint Venture Property

By letter dated June 26, 2002, the non-managing member of Falls Pointe KPT LLC, a Company joint venture, exercised the buy/sell right under the joint venture’s operating agreement. In accordance with the terms of the operating agreement, the Company delivered a valuation to the non-managing member in August 2002. On October 25, 2002, the non-managing member notified the Company of their election to buy our interest in the venture. As a result, the Company expects to receive approximately $4.5 million for the sale of its interest. The transaction is scheduled to close in late November.

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

The marketing of the sale of the Company or the proposed merger of the Company described above under “—Going-Private Transaction” is not an event or circumstance as defined in SFAS No. 144 or SFAS No. 121. Accordingly, no adjustment to the historical basis in the assets and liabilities of the Company is appropriate in connection with the marketing of the sale of the Company and/or the proposed merger.

Tenant Uncertainties

The Company has two K-Mart stores in its portfolio totaling 187,000 square feet with base rents ranging from $4.98 to $5.61 per square foot. K-Mart filed for bankruptcy in 2002. The Company has received a request from K-Mart on one of the stores for a 20% rent reduction. The Company has communicated a counter proposal to K-Mart. At the very least, as K-Mart continues to evaluate its plans, the Company may see an annual rent reduction of approximately $100,000.

The Company has five Winn-Dixie stores totaling 244,000 square feet. Although one of these stores is currently unoccupied, Winn Dixie continues to pay rent.

Wal-Mart vacated its store in May, 2002 in Mobile Festival, a center which has a vacant Pharmor (December, 2001) and a vacant Carmike space (September, 2000). Wal-Mart is obligated to pay rent through November 7, 2006. The Company and PSCO have entered into an agreement with Wal-Mart conditional upon the merger closing, whereby Wal-Mart will be released from its obligation.

The Company has other vacant but rent paying anchor stores that it is actively trying to rent.

General and Administrative Expenses and Employee Retention

As noted above under the “—Going-Private Transaction” section, the Company’s proposed merger, once approved by stockholder vote, is expected to close on November 22, 2002. While a formal transition plan has not been finalized, it is expected to include a substantial layoff of current Company employees. An initial notice of mass layoff was provided to employees on July 15, 2002, which estimated the layoff dates between September 30 and October 13, 2002. Subsequent to the initial notice, certain employees were notified their layoff date would coincide with the closing of the merger on November 22, 2002.

Following the merger, the Company’s Raleigh headquarters will be closed. The corporate functions will be moved to New York. The property operations will be managed by Kimco via a management agreement with the surviving corporation.

As discussed in Part II of this report, the Company is a party to certain legal proceedings, the ultimate resolution of which is uncertain. The result of these proceedings and the cost of preparing for trial or negotiating a settlement could increase our general and administrative expenses.

Liquidity and Capital Resources

Cash Flows

The Company’s cash and cash equivalents balance at September 30, 2002 was $27.2 million. Restricted cash, as reported in the financial statements, as of such date, was $6.8 million. The restricted cash is an amount the Company was required to escrow in connection with various loans. The escrows are required to provide additional loan collateral and to fund real estate taxes, property insurance, capital improvements and tenant replacement costs.

Net cash used in operating activities was $0.4 million for the nine months ended September 30, 2002. Net cash provided by investing activities was $13.9 million in that same period. The primary source and use of these funds included:

•	$9.9 million in net proceeds from the sale of real estate, primarily Mount Pleasant Towne Centre,
•	$2.4 million in net distributions from unconsolidated entities,
•	$2.2 million received as payments on notes receivable, and
•	$1.9 million of net cash provided by the acquisition of the remaining interest in Sunset KPT Investment, Inc. and related consolidation of this entity and its subsidiaries, offset by
•	$0.9 million of net restricted cash escrow usage,
•	$2.8 million invested in income-producing properties, and

•	$0.7 million used to purchase the remaining interest in Brunswick Commercial LLC.

Net cash used in financing activities was $3.9 million for the nine months ended September 30, 2002. The primary transactions included:

•	$3.4 million for debt repayments,
•	$0.2 million of distributions to a minority member of a consolidated joint venture,
•	$0.1 million in payment of a cumulative catch-up adjustment on preferred dividends, and
•	$0.2 million in deferred financing charges and capital lease obligation payments.

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

The Company has a $17.5 million construction loan on the Millpond Village shopping center in Raleigh, North Carolina, an $8.0 million line of credit secured by the Merchants Festival shopping center in North Carolina in Georgia, and a $5.1 million debt on the Celebration shopping center in North Carolina due in December 2002. The Company is currently in the process of refinancing these three properties on a combined portfolio basis. The Company believes the refinancing will close in early December 2002 and may require a principal reduction of $2.5 million.

The $6.9 million debt on the Park Place shopping center in North Carolina was extended until October 31, 2002. The venture has reached an agreement with the lender to extend the due date of the debt to October 31, 2003. Documents are in the process of being finalized with the lender and are expected to be completed in mid-November. The interest rate during the extension period will be LIBOR plus 2.65%. In conjunction with the extension, the venture anticipates a required principal debt reduction of approximately $0.8 million and the Company will replace the non-managing member as guarantor on the Park Place debt and $5.2 million of other joint venture indebtedness.

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

Current Cash Needs

Series A Convertible Preferred Stock Redemption

On October 10, 2002, the Series A convertible preferred stockholders and certain related parties holding warrants to purchase the Company’s common stock (all of whom are collectively referred to as the “Preferred Parties”), entered into a settlement agreement with the Company, Kimco, PSCO and Prometheus to settle certain claims. Under the terms of the settlement agreement, the Preferred Parties agreed to surrender for cancellation all of the preferred shares and warrants held by such persons in exchange for an aggregate payment of $9.5 million, which was paid on October 10, 2002.

Capital Expenditures and Major Repairs

The Company anticipates capital expenditures and major repairs needed to maintain its owned and venture properties will be approximately $3.0 million during 2002, which includes the remodeling of the Lake Washington shopping center in Florida. The remodeling cost approximately $0.5 million and was completed in early fourth quarter 2002. The Company anticipates that cash generated from operations and cash on hand will provide these funds. These plans are under further review and may be modified in accordance with the terms of the merger agreement. Additionally, in accordance with the merger agreement with PSCO, the Company is required to obtain approval from PSCO for additional capital expenditures in excess of $50,000.

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

Park Place Venture

The $6.9 million debt on the Park Place shopping center in North Carolina was extended until October 31, 2002. The venture has reached an agreement with the lender to extend the due date of the debt to October 31, 2003. Documents are in the process of being finalized with the lender and are expected to be completed in mid-November. The interest rate during the extension period will be LIBOR plus 2.65%. In conjunction with the extension, the venture anticipates a required principal debt reduction of approximately $0.8 million.

Variable Rate Debt

The Company has $83.5 million of variable rate debt on its owned properties. If interest rates rose 100 basis points, it would increase annual interest costs by approximately $0.8 million. The Company anticipates cash generated from operations and its current available cash would be sufficient to cover its debt service costs on variable rate debt.

Severance and Other Related Costs

As noted above under the “-- General and Administrative Expenses and Employee Retention” section, the Company plans for a substantial layoff of employees immediately upon closing of the merger. Payments for severance and other related costs are estimated to be $1.7 million. In addition, $0.4 million of severance and other related costs were paid in October 2002.

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

As part of the Lazard transaction, the Company is party to a Contingent Value Right Agreement (“CVRS”) with

Prometheus. Under this agreement, if Prometheus has not essentially doubled its investment (through stock appreciation and dividends) by January 1, 2004, the Company will be required to pay Prometheus, in cash or stock at its discretion, an amount necessary to achieve such a return, subject to a maximum payment of 4,500,000 shares or the cash value thereof. See — Results of Operations — Impact of Known Trends and Uncertainties or Results of Operations — “Going-Private Transaction” for further discussion of the CVRS.

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

Economic Conditions

Inflation has remained relatively low during the past three years with certain segments of the economy experiencing disinflation, such as apparel sales. Disinflation in this market segment has slowed the growth of tenant sales, which adversely affects the Company’s revenue due to lower percentage and overage rents on some properties. Any weakness in the overall retail environment as it relates to tenant sales volumes may have an impact on the Company’s ability to renew leases at current rental rates or to re-lease space to other tenants. A decline in sales can effect renewal of tenant leases as well as the viability of the tenant, which could result in reduced revenue. Percentage and overage rent are directly impacted by sales volumes and represented 1% and 2% of the Company’s total revenue for the nine months ended September 30, 2002 and 2001, respectively. Continuation of this economic trend may affect the Company’s operating centers’ occupancy rates, rental rates, and concessions, if any, granted on new leases or re-leases of space. This in turn may cause fluctuations in the cash flow from the operation and performance of the operating centers.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future results, but only indicators of reasonably possible results. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Results of Operations – Liquidity and Capital Resources,” which provides information related to these financial instruments.

To meet in part long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. In addition, the Company has assumed fixed rate debt in connection with acquiring properties. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. Currently, the Company is party to an interest rate agreement which limits the interest to a maximum of 9.66% on $58 million of variable rate debt. As of September 30, 2002, the Company had approximately $83.5 million of variable rate debt outstanding. If the weighted-average interest rate on this variable rate debt is 100 basis points higher or lower in 2002, our interest expense would have increased or decreased approximately $0.6 million for the nine months ended September 30, 2002. The Company has $5.1 million of fixed rate debt maturing in 2002.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our chief executive officer and chief financial officer believe that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II

Item 1. Legal Proceedings

The Company previously formed a joint venture, Atlantic Realty LLC, with Effell LLC for the development, ownership and operation of Peak Plaza Shopping Center in Apex, North Carolina and University Shopping Center in Pembroke, North Carolina. The Company, through KPT Properties, L.P., is the managing member of the joint venture and Effell is its non-managing member. On July 17, 2001, Effell, on behalf of Atlantic Realty, filed a lawsuit against the Company in the Superior Court of Wake County, North Carolina alleging that the Company breached its fiduciary duty as managing member of the joint venture by failing to adequately manage, maintain and lease the joint venture’s shopping centers and to sell its outparcels. The Company has reached an agreement in principle with Effell LLC and Atlantic RealVest LLC (entities under common ownership) to buyout their respective interest in Atlantic Realty LLC and Park Place KPT LLC and settle all claims in exchange for a payment of $0.4 million and the release of an individual member within Effell LLC and Atlantic RealVest LLC of their guarantee of the debt held by Atlantic Realty LLC and Park Place KPT LLC.

Between March 15, 2002 and April 2, 2002, three substantially similar class action complaints were filed in the Circuit Court for Baltimore City, Maryland. These actions recently were consolidated. The plaintiff in each action purports to represent a putative class of all our public common stockholders who allegedly will be harmed by the proposed merger transaction. Excluded from the class are the defendants and any related or affiliated person, corporation, or other entity. The named defendants are the Company, certain directors and officers of the Company, and Prometheus. The primary claim against the defendants is an alleged breach of fiduciary duty. The plaintiffs allege that Prometheus, which owns approximately 66% of the Company’s outstanding common stock, is engaging in self-dealing and not acting in good faith by offering to acquire all of the remaining outstanding common stock for an unreasonably low price, that Prometheus’s offer is based on inside information known to the defendants regarding the Company’s value and prospects that has not been publicly disclosed, and that Prometheus improperly is exerting its majority position and control over the directors, which has resulted in conflicts of interest between Prometheus and the Company’s common stockholders and between our directors and officers and the Company’s common stockholders. The complaints seek an injunction, damages, and other relief. While management believes that these lawsuits are without merit, we have determined that an early resolution of the claims, without admitting any liability, would avoid costly litigation expenses and would be in the best interests of the Company. On September 20, 2002, the parties, through their respective attorneys, entered into a memorandum of understanding setting forth the terms of the settlement of the lawsuits mentioned above. Under the terms of the memorandum of understanding, in exchange for the release by the plaintiffs of their claims related to the lawsuits, the merger, the merger agreement or any public filings in connection with these matters, against the defendants and certain other related persons, plaintiffs’ counsel has been granted the opportunity to review and comment on the proxy materials relating to the merger to be filed by the Company with the Securities and Exchange Commission, and to perform reasonable discovery to confirm the fairness of the settlement. In addition, the defendants have agreed not to oppose a petition by plaintiffs’ counsel for an award of attorneys’ fees and expenses not to exceed $225,000 to be paid by the Company or its successor in interest. The consummation of the settlement described in the memorandum of understanding is subject to certain conditions, including consummation of the merger, the drafting and execution of final settlement documents, and obtaining final court approval of the settlement and dismissal of the lawsuits described above.

        On June 14, 2002, some of the Company’s existing Series A preferred stockholders filed a lawsuit against the Company, alleging, among other things, that the Company breached its contractual obligations under the note purchase agreement dated April 2, 1996, by failing to register the plaintiffs’ shares of Series A convertible preferred stock. The lawsuit was filed in the United States District Court of the Southern District of New York by Blackacre Bridge Capital LLC, Gildea Management Company, Blackacre Capital Group L.P., Network Fund Associates III, Ltd., John Gildea, William O’Donnell and North Atlantic Smaller Companies Investment Trust PLC. The Company believes that there is no merit to the allegations contained in the complaint because, among other things, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in 1999 pursuant to which we registered the resale of all of the plaintiffs’ shares of existing Series A convertible preferred stock, as well as the resale of the common stock issuable upon conversion of the plaintiffs’ shares of existing Series A convertible preferred stock. The Securities and Exchange Commission issued an order declaring the registration statement effective on November 12, 1999. On June 27, 2002, the financial advisor to the holders of our Series A convertible preferred stock issued a press release in which it released a letter it purported to have previously delivered to the special committee, although the special committee members and its advisors had not seen the letter until its public release. The letter was dated June 17, 2002 and urges that the Company pursue a liquidation strategy. In addition, the letter makes a number of allegations that the Company believes are without merit. While the Company believes that the lawsuit mentioned above is without merit, the Company has determined that an early resolution of the claims, without admitting liability, would avoid costly litigation expenses and would be in the best interest of the Company. On October 10, 2002, the plaintiffs to the lawsuit mentioned above, as well as the other existing Series A convertible preferred stockholders and certain related parties holding warrants to purchase common stock (all of whom are collectively referred to as the “Preferred Parties”), entered into a settlement agreement with the Company, Kimco, PSCO and Prometheus, setting forth the terms of the settlement of the lawsuit mentioned above, any claims the Preferred Parties have threatened to assert in the lawsuit or elsewhere and any claims relating to the merger or their investment in the Company. Under the terms of the settlement agreement, the Preferred Parties agreed to surrender for cancellation all of the shares and warrants held by such persons in exchange for an aggregate payment of $9.5 million. The payment represents payment in full for all claims asserted or which could have been asserted in the lawsuit referred above, and any other claims which could be asserted against the Company, Kimco, PSCO, Prometheus or certain related parties, relating to the merger, the lawsuit referred to above, or the Preferred Parties’ investment in the Company. Concurrently with the execution of the settlement agreement, the plaintiffs in the lawsuit executed a stipulation of dismissal with prejudice which was filed with the court October 11, 2002.

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

(b) Reports on Form 8-K

The Company filed a Form 8-K dated August 1, 2002. The filing reported under Item 4 that the Company’s board of directors approved the engagement of PriceWaterhouseCoopers LLP as the Company’s independent public accountants for the year ended December 31, 2002, to replace Arthur Andersen LLP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONOVER PROPERTY TRUST, INC.

Date: November 14, 2002

By: /s/ Daniel J. Kelly
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, J. Michael Maloney, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Konover Property Trust, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ J. Michael Maloney

J. Michael Maloney
Chief Executive Officer

I, Daniel J. Kelly, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Konover Property Trust, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Daniel J. Kelly

Daniel J. Kelly Chief Financial Officer